Form 10-Q
period 1995-03-31
LOGIC DEVICES INC
filed 1995-05-12
CIK 802851

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended
                             March 31, 1995

                         Commission File Number
                                 0-17187

                       Logic Devices Incorporated
         (Exact name of registrant as specified in its charter)


          California                            94-2893789
 (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)


628 East Evelyn Avenue, Sunnyvale, California  94086
(Address of principal executive offices)     (Zip Code)

(408) 737-3300
(Registrant's telephone number,including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On
May 7, 1995, 4,855,417 shares of Common Stock, without par value, were outstanding.

                        Logic Devices Incorporated


                                   INDEX

                                                          Page
                                                         Number

Part I.  Financial Information

     Item 1.  Financial Statements

     Balance Sheets as of March 31, 1995 and                3
       December 31, 1994

     Statements of Income for the three months ended        4
       March 31, 1995 and 1994

     Statements of Cash Flows for the three months          5
       ended March 31, 1995 and 1994

     Notes to Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of       8
       Financial Condition and Results of Operations



Part II.  Other Information


     Item 6.  Exhibits and Reports on Form 8-K              10


Signatures                                                  11

Exhibit 11                                                  12

Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.



                        Logic Devices Incorporated

                              Balance Sheets



                                                 March 31,      December 31,
                                                   1995              1994
Assets                                          (unaudited)

Current assets:
     Cash and cash equivalents                  $   200,500     $   222,300
     Accounts receivable, net of allowan ce       4,194,200       4,057,600
     Inventories                                  6,985,000       7,081,600
     Prepaid expenses                               396,600         405,800
     Deferred income taxes                          336,100         336,100
          Total current assets                   12,112,400      12,103,400

Equipment and leasehold improvements, net         2,106,300       2,162,700

Other Assets                                        631,800         658,500

                                                $14,850,500     $14,924,600


Liabilities and Shareholders' Equity

Current liabilities:
     Bank borrowing                             $ 2,891,400     $ 2,846,400
     Current portion of obligations to shareholders 200,000         200,000
     Current portion of long-term obligations       125,400         125,400
     Accounts payable                             1,028,300       1,270,300
     Accrued expenses                               247,900         292,500
     Income taxes payable                           131,100         151,400
          Total current liabilities               4,624,100       4,886,000

Obligations to shareholders, less current portion   613,900         663,900
Long-term debt obligations, less current portion    112,500         155,100
Deferred income taxes                               409,500         409,400
          Total liabilities                       5,760,000       6,114,400

Shareholders' equity:
     Preferred stock                                 77,000         154,000
     Common stock                                 6,156,300       6,071,200
     Retained earnings                            2,857,200       2,585,000
          Total shareholders' equity              9,090,500       8,810,200

                                                $14,850,500     $14,924,600

                          Logic Devices Incorporated

                             Statements of Income

                  Three months ended March 31, 1995 and 1994

                                 (unaudited)




                                                 1995                1994

Net sales                                    $ 3,549,700         $ 3,297,000

Cost of sales                                  1,883,500           1,821,100

          Gross margin                         1,666,200           1,475,900

Operating expenses:
     Research and development                    350,100             343,000
     Selling, general and administrative         817,500             779,900

     Operating expenses                        1,167,600           1,122,900

          Income from operations                 498,600             353,000

Other (income) expense, net                       98,900              67,800

          Income before taxes                    399,700             285,200

Income taxes                                     127,500              97,000

           Net income                        $   272,200         $   188,200



Net income per common share                  $      0.06         $      0.04


Weighted average common share equivalents     4,913,306           4,741,250
     outstanding

                          Logic Devices Incorporated

                           Statements of Cash Flows

                  Three months ended March 31, 1995 and 1994

                                 (unaudited)




                                                     1995            1994
Cash flows from operating activities:

  Net income                                   $   272,200       $  188,200
     Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                312,500          308,600
      ESOP compensation expense                         -            60,500

     Change in operating assets and liabilities:
        Accounts receivable, net                  (136,600)          20,000
        Inventories                                 96,600         (140,100)
        Prepaid expenses and other assets            9,300          (17,000)
        Accounts payable                          (242,000)        (294,000)
        Accrued expenses                           (44,600)          46,100
        Income taxes payable                       (20,300)          95,200
          Net cash provided by (used in)           247,100          267,500
               operating activities

Cash flows from investing activities:

  Capital expenditures                            (179,900)         (76,500)
  Increase in other assets                         (49,500)         (19,100)
          Net cash (used in) investing activities (229,400)         (95,600)

Cash flows from financing activities:

  Bank borrowing, net                               45,000         (150,500)
  Repayment of long-term obligations               (42,600)        (132,700)
  Repayment of obligations to shareholders         (50,000)         (50,000)
  Proceeds from exercise of employee stock options   8,100           48,800
          Net cash provided by (used in)           (39,500)        (284,400)
               financing activities

Net increase (decrease) in cash                    (21,800)        (112,500)


Cash and cash equivalents at beginning of
     period                                    $   222,300       $  194,400

Cash and cash equivalents at end of period     $   200,500       $   81,900

                          Logic Devices Incorporated

                        Notes to Financial Statements

                     March 31, 1995 and December 31, 1994

                                 (unaudited)



(A)   Basis of Presentation


The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the years ended December 31, 1994 and 1993, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


(B)  Inventories

A summary of inventories follows:


                           March 31,              December 31,
                             1995                    1994

Raw Materials          $    733,000              $    835,500
Work-in-process           4,716,500                 4,418,300
Finished goods            1,535,500                 1,827,800

                       $  6,985,000              $  7,081,600


Based on forecasted 1995 sales levels, the Company has on hand inventories aggregating approximately ten months of sales.

(C) Debt Financing

     The Company has a $3,000,000 revolving line of credit with a bank which expires on May 31, 1995, bears interest at the bank's prime rate plus 1.500% (10.500% at March 31, 1995) and is secured by the assets of the Company. The line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of March 31, 1995, the Company had $108,600 available under the revolving line of credit. The Company currently has a renewal commitment from the bank for extension of the revolving line of credit until May 31, 1996 with substantially the same terms and conditions.

                        Logic Devices Incorporated

                       Notes to Financial Statements

                   March 31, 1995 and December 31, 1994

                                (unaudited)


(D) Obligation to Shareholders

     The obligation due to shareholders was scheduled to mature on March 31, 1995. On February 15, 1995, the shareholder lenders agreed to extend the maturity date to March 31, 1996. The obligation due to shareholders bears interest at 12.5% and is collateralized by the assets of the Company. The promissory note evidencing this obligation is subordinated to all bank financing and certain other debt. The outstanding balance at March 31, 1995 under this note is $813,900 of which $200,000 is classified as currently payable.

Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations.


Results of Operations

Revenues

     Net revenues increased by 8%, from $3,297,000 in the three months ended March 31, 1994 to $3,549,700 in the three months ended March 31, 1995. The increase in net revenues was due to sales of the Company's SRAM products which increased to 34% of net revenues in 1995 from 14% of net revenues in 1994.

Expenses

     Cost of revenues increased from $1,821,100 in the three months ended March 31, 1994 to $1,883,500 in the three months ended March 31, 1995. Gross profit increased by 13%, from $1,475,900 in 1994 to $1,666,200 in 1995 as a result of the increased net revenues and improved gross profit margins related to lower cost of manufacturing and lower raw material cost resulting from new designs and wafer process technology in 1995 versus in the 1994. As a percentage of net revenues, gross profit increased from 45% in the three months ended March 31, 1994 to 47% in the three months ended March 31, 1995.


     Research and development expense increased slightly from $343,000 (10% of net revenues) in the 1994 period to $350,100
(10% of net revenues) in the 1995 period, as the Company continues to make substantial investments in its product research and development.

     Selling, general and administrative expense increased from $779,900 (24% of net revenues) in the 1994 period to $817,500 (23% of net revenues) in the 1995 period due to increased marketing and promotional expenses and sales commissions.

     Net operating income for 1995 increased to $498,600 up 41% from $353,000 in 1994, due to the above mentioned factors. As a percentage of net revenues operating income increased to 14% for the 1995 period versus 11% in 1994.

     As a result of the foregoing, net income increased from $188,200 in the 1994 period to $272,200 in the 1995 period.


Liquidity and Capital Resources

Working capital

     For the three months ended March 31, 1995 the Company's after-tax cash earnings (net income plus non-cash charges) was significantly higher than net income due to accruals for depreciation and amortization. Such after-tax earnings ($584,700 for the 1995 period and $557,300 for the 1994 period) have served as the Company's primary source of financing for working capital needs and for capital expenditures.

     During the 1995 period, after-tax earnings of $584,700 supplemented by reduction in inventory of $96,600 funded the increase in accounts receivables of $136,600 and reduction in accounts payable of $242,000 and other current liabilities of $64,900 and resulted in net cash provided by operations of $247,100. Such amount financed capital expenditures of $229,400 and allowed the Company to reduce net indebtedness by $39,500.

     During the 1994 period, after-tax earnings of $557,300 supplemented by reduction in accounts receivables of $20,000 funded the increase in inventory of $140,100 and reduction in accounts payable and other current liabilities $152,700 and resulted in net cash provided by operations of $267,500. Such amount financed capital expenditures of $95,600 and allowed the Company to reduce net indebtedness by $284,400.


Debt

     The Company has a $3,000,000 revolving line of credit with a bank which expires on May 31, 1995, bears interest at the bank's prime rate plus 1.500% (10.500% at March 31, 1995) and is secured by the assets of the Company. The line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of March 31, 1995, the Company had $108,600 available under the revolving line of credit. The Company currently has a renewal commitment from the bank for extension of the revolving line of credit until May 31, 1996 with substaintially the same terms and conditions.

     The obligation due to shareholders was scheduled to mature on March 31, 1995. On February 15, 1995, the shareholder lenders agreed to extend the maturity date to March 31, 1996. The obligation due to shareholders bears interest at 12.5% and is collateralized by the assets of the Company. The promissory note evidencing this obligation is subordinated to all bank financing and certain other debt. The outstanding balance at March 31, 1995 under this note is $813,900 of which $200,000 is classified as currently payable.

Part II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     (a)
         (1) Exhibit 11  -  Computation of Earnings Per Common Share.

         (2) Exhibit 27  -  Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Logic Devices Incorporated
                                     (Registrant)


Date:  May 12, 1995                By  /s/ William J. Volz
                                     William J. Volz
                                     President and Principal
                                     Executive Officer


Date:  May 12, 1995                By  /s/ Todd J. Ashford
                                     Todd J. Ashford
                                     Chief Financial Officer
                                     Principal Financial and
                                     Accounting Officer

                                 EXHIBIT 11

                         Logic Devices Incorporated

                  Computation of Earnings per Common Share
                                 (unaudited)

                 Three months ended March 31, 1995 and 1994


                                                1995           1994

Weighted average shares of common stock       4,776,473      4,757,584
          outstanding
Common stock equivalent convertible              12,833         25,666
          preferred stock
Dilutive effect of common stock options          14,000         15,989
Dilutive effect of common stock warrants        110,000         70,385

Weighted average common and                   4,913,306      4,869,624
     common share equivalents



Net income                                   $  272,200     $  188,200

Net income per common                        $      .06     $      .04
     share equivalent