Form 10-Q
period 1995-06-30
LOGIC DEVICES INC
filed 1995-08-10
CIK 802851

*---------------------------------------------------------------*


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended
                           JUNE 30, 1995

                       Commission File Number
                               0-17187
 *---------------------------------------------------------------*
                         LOGIC DEVICES INCORPORATED
           (Exact name of registrant as specified in its charter)

 *---------------------------------------------------------------*

          CALIFORNIA                            94-2893789
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)


 628 EAST EVELYN AVENUE, SUNNYVALE, CALIFORNIA           94086
(Address of principal executive offices)               (Zip Code)

                  (408) 737-3300
(Registrant's telephone number,including area code)
                ______________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has
 been subject to such filing requirements for the past 90 days. Yes X   No

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On August 2, 1995, 5,004,205 shares of Common Stock, without par value, were outstanding.

 *---------------------------------------------------------------*

                    LOGIC DEVICES INCORPORATED


                               INDEX


                                                      PAGE NUMBER

 Part I.  Financial Information

     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of June 30, 1995        3
       and December 31, 1994

     Consolidated Statements of Income for the three        4
       months ended June 30, 1995 and 1994

     Consolidated Statements of Income for the six          5
       months ended June 30, 1995 and 1994

     Consolidated Statements of Cash Flows for the          6
       six months ended June 30, 1995 and 1994

     Notes to Consolidated Financial Statements             7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF       9
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 Part II.  Other Information

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 12

     ITEM 5.  OTHER INFORMATION                             12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              13


 Signatures                                                 14

 Exhibit 11                                                 15

 Exhibit 27                                                 17

 Part I - FINANCIAL INFORMATION
 Item 1. Financial Statements.

                    LOGIC DEVICES INCORPORATED

                    CONSOLIDATED BALANCE SHEETS

                                                  June 30,         December 31,
                                                     1995             1994
 ASSETS                                          (unaudited)

 Current assets:
      Cash and cash equivalents                  $   284,500       $   222,300
      Accounts receivable, net of allowance        4,476,200         4,057,600
      Inventories                                  7,137,500         7,081,600
      Prepaid expenses                               336,100           336,100
      Deferred income taxes                          433,000           405,800
            Total current assets                  12,667,300        12,103,400

Equipment and leasehold improvements, net          2,121,700         2,162,700

 Other assets                                        868,400           658,500

                                                 $15,657,400       $14,924,600

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Bank borrowing                             $ 2,891,400       $ 2,846,400
      Current portion of long-term obligations       366,900           325,400
      Accounts payable                               824,300         1,270,300
      Accrued expenses                               211,800           292,500
      Income taxes payable                           172,800           151,400
            Total current liabilities              4,467,200         4,886,000

 Obligations to shareholders                             -             663,900
 Long-term obligations                               645,600           155,100
 Deferred income taxes                               409,500           409,400
            Total liabilities                      5,522,300         6,114,400

 Shareholders' equity:
      Preferred stock                                 77,000           154,000
      Common stock                                 6,794,300         6,071,200
      Retained earnings                            3,263,800         2,585,000
            Total shareholders' equity            10,135,100         8,810,200

                                                 $15,657,400       $14,924,600

                             LOGIC DEVICES INCORPORATED

                          CONSOLIDATED STATEMENTS OF INCOME

                      Three months ended June 30, 1995 and 1994

                                     (unaudited)

                                                     1995              1994

 Net revenues                                    $ 4,408,300       $ 3,156,400

 Cost of sales                                     2,581,200         1,710,800

            Gross margin                           1,827,100         1,445,600

 Operating expenses:
      Research and development                       365,400           339,400
      Selling, general and administrative            765,300           898,000

      Operating expenses                           1,130,700         1,237,400

            Income from operations                   696,400           208,200

 Other expenses, net                                  94,600            72,600

            Income before taxes                      601,800           135,600

 Income taxes                                        195,200            40,000

 Net income                                      $   406,600       $    95,600

 Net income per common share                     $      0.08       $      0.02

 Weighted average common share equivalents         5,293,788         4,788,250
      outstanding

                             LOGIC DEVICES INCORPORATED

                          CONSOLIDATED STATEMENTS OF INCOME

                       Six Months ended June 30, 1995 and 1994

                                     (unaudited)

                                                     1995              1994

 Net revenues                                    $ 7,958,000       $ 6,453,400

 Cost of sales                                     4,464,700         3,531,900

            Gross margin                           3,493,300         2,921,500

 Operating expenses:
      Research and development                       715,500           682,400
      Selling, general and administrative          1,582,800         1,677,900

      Operating expenses                           2,298,300         2,360,300

            Income from operations                 1,195,000           561,200

 Other expenses, net                                 193,500           140,400

            Income before taxes                    1,001,500           420,800

 Income taxes                                        322,700           137,000

 Net income                                      $   678,800       $   283,800

 Net income per common share                     $      0.13       $      0.06

 Weighted average common share equivalents         5,149,780         4,779,300
      outstanding

                             LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Six months ended June 30, 1995 and 1994

                                     (unaudited)

                                                     1995               1994
 Cash flows from operating activities:
   Net income                                    $   678,800       $  283,800
      Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                 612,700          618,300
       ESOP compensation expense                         -             83,800

      Change in operating assets and liabilities:
         Accounts receivable, net                   (418,600)         (99,700)
         Inventories                                 (55,900)        (317,400)
         Prepaid expenses                            (27,200)         (86,200)
         Accounts payable                           (446,000)          46,900
         Accrued expenses                            (80,600)          36,200
         Income taxes payable                         21,400           96,600
            Net cash provided by operating           284,600          662,300
                  activities

 Cash flows from investing activities:
   Capital expenditures                             (419,300)        (327,500)
   Net increase in other assets                     (136,700)        (100,300)
            Net cash (used in) investing activities (556,000)        (427,800)

 Cash flows from financing activities:
   Bank borrowing, net                                45,000          (43,100)
   Proceeds from long-term debt                      800,000              -
   Repayment of notes payable and long-term debt     (68,000)        (262,800)
   Repayment of obligations to shareholders         (863,900)        (100,000)
   Proceeds from exercise of warrants                258,600
   Proceeds from exercise of employee stock options  161,900           48,800
            Net cash provided by (used in)           333,600         (357,100)
                    financing activities

 Net increase (decrease) in cash and cash equivalents 62,200         (122,600)

 Cash and cash equivalents at beginning of
      period                                     $   222,300       $  194,300

 Cash and cash equivalents at end of period      $   284,500       $   71,700

                    LOGIC DEVICES INCORPORATED

            Notes to Consolidated Financial Statements

                June 30, 1995 and December 31, 1994

                            (unaudited)


 (A)   BASIS OF PRESENTATION


     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the years ended December 31, 1994 and 1993, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


 (B)  INVENTORIES

     A summary of inventories follows:


                           June 30,        December 31,
                             1995              1994

 Raw materials          $    855,800       $    835,500
 Work-in-process           5,955,300          4,418,300
 Finished goods              326,400          1,827,800

                        $  7,137,500       $  7,081,600

     Based on forecasted 1995 sales levels, the Company has on hand inventories aggregating approximately ten months of sales.

                  LOGIC DEVICES INCORPORATED
            Notes to Consolidated Financial Statements

                June 30, 1995 and December 31, 1994

                            (unaudited)



 (C) DEBT FINANCING

     On June 1, 1995, the Company renewed its $3,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1996. The line of credit bears interest at the bank's prime rate plus 1.500% (10.500% at June 30, 1995). The Company also entered into an $800,000 Term Loan with Sanwa Bank to refinance the Company's existing obligation to shareholders. The Term Loan matures May 1, 1998, has monthly principal amortization, and bears interest at the bank's prime rate plus
 1.75% (10.75% at June 30, 1995).   The line of credit and Term Loan are
 secured by the assets of the Company. The line of credit and Term Loan require the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of June 30, 1995, the Company had $153,600 available under the revolving line of credit. The outstanding balance under the Term Loan was $777,800 on June 30, 1995.


 (D) OBLIGATION TO SHAREHOLDERS

     The obligation due to shareholders was scheduled to mature on March 31, 1995. On February 15, 1995, the shareholder lenders agreed to extend the maturity date to March 31, 1996. On June 1, 1995 the Company obtained financing from Sanwa Bank for repayment of the outstanding shareholder obligation (see "Debt Financing").

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                    LOGIC DEVICES INCORPORATED

        MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 REVENUES

     Net revenues increased by 40%, from $3,156,400 for the three months ended June 30, 1994 to $4,408,300 for the three months ended June 30, 1995. The increase was due to a substantial growth in revenues derived from the Company's SRAM ("Static Random Access Memory") products which accounted for 14% of revenues for the June 30, 1994 period, increasing
 to 52% of revenues for the June 30, 1995 period.   Net revenues from DSP
 ("Digital Signal Processing") products accounted for 70% of revenues in 1994, whereas DSP products comprised 45% in 1995. Net revenues from the Company's SCSI ("Small Computer System Interface") products remained essentially the same while custom product revenues were substantially lower, decreasing from 15% of revenues in 1994 to 1% in 1995.

     Net revenues increased by 23%, from $6,453,400 for the six month period ended June 30, 1994 to $7,958,000 for the six months ended June 30, 1995. This increase was due to increased net revenues derived from the Company's SRAM products which accounted for 14% of revenues for the 1994 period, increasing to 44% of revenues for the 1995 period. Net revenues from DSP products accounted for 70% of revenues in 1994, whereas such net revenues comprised 50% in 1995. Net revenues from the Company's SCSI product remained essentially the same while custom product revenues were substantially lower, decreasing from 14% of revenues in 1994 to 2% in 1995.

 EXPENSES

     Cost of sales increased 51% from $1,710,800 or 54% of net revenues for the three months ended June 30, 1994 to $2,581,200 or 59% of net revenues for the same period in 1995. Gross profit increased 26%, from $1,445,600 in the former period to $1,827,100 in the latter period. The increase in gross profit is the result of higher revenues for the period. As a percentage of net revenues, gross profit decreased from 46% for the three months ended June 30, 1994 to 41% for the three months ended June 30, 1995. The decrease in gross profit margin is the result of the higher revenue mix from SRAM products which generally average a lower gross margin than the Company's DSP, custom, and SCSI products.

     Cost of sales increased 26% from $3,531,900 or 55% of net revenues for the six months ended June 30, 1994 to $4,464,700 or 56% of net revenues for the same period in 1995. Gross profit increased 20% from $2,921,500 in the former period to $3,493,300 in the latter period. The increase in gross profit is the result of higher revenues for the period. As a percentage of net revenues, gross profit decreased from 45% in the six months ended June 30, 1994 to 44% in the six months ended June 30, 1995. The decrease in gross profit margin is the result of a higher revenue mix from SRAM products which usually average a lower gross margin than the Company's DSP, custom, and SCSI products.

     Research and development ("R & D") expenses for the three months ended June 30, 1994, were $339,400 increasing to $365,400 for the same period in 1995. For the six month period, research and development expenses were $682,400 for 1994 increasing to $715,500 for 1995. As a percentage of net revenues, R & D expenses were 11% for the three months ended June 30, 1994, compared to 8% for 1995. For the six months ended June 30, 1994, R & D expenses as a percentage of net sales were 11% compared to 9% for 1995. The Company intends to continue to make substantial investments in its product R & D.

     Selling, general and administrative ("S,G & A") expenses were $898,000 for the three months ended June 30, 1994 decreasing to $765,300 for the same period in 1995. For the six months ended June 30, 1994, S, G & A expenses were $1,677,900 decreasing to $1,582,800 for the same period in 1995. In 1994, S,G & A expenses included non- recurring legal and accounting costs associated with a proposed secondary equity financing and legal costs associated with the defense of a long standing wrongful termination suit. As a percentage of net sales, selling, general and administrative expenses were 28% for the three months ended June 30, 1994 compared to 17% in 1995. As a percentage of net sales, selling, general and administrative expenses were 26% for the six months 1994 compared to 20% in 1995.

     Net operating income increased 235% to $696,400 for the three months ended June 30, 1995 versus $208,200 for the same period in 1994. For the six month period ended June 30, 1995 net operating income increased 113% to $1,195,000 from $561,200 for the same period in 1994.

     Net interest expense reflects interest expense incurred by the Company with respect to loans from shareholders and bank debt, offset by interest income earned.

     Net income increased 325% for the three months ended June 30, 1995
 to $406,600 compared to $95,600 for the same period in 1994.   For the
 six months ended June 30, 1995, net income increased 139% to $678,800 compared to $283,800 for the same period in 1994.

 LIQUIDITY AND CAPITAL RESOURCES

 WORKING CAPITAL

     For the six months ended June 30, 1995 the Company's after-tax cash earnings (net income plus non-cash charges) significantly exceeded its net income, due to large accruals for depreciation and amortization. Such after-tax cash earnings ($1,291,500 in six months ended June 30, 1995 and $985,900 in six months ended June 30, 1994) have served as the Company's primary source of financing for working capital needs, capital expenditures and the retirement of long term debt.

     In the first six months of 1995, the Company generated $284,600 in cash flow from operating activities (after-tax cash earnings less net increases and decreases in current assets and liabilities). Capital equipment expenditures and increases to other assets used $556,000 net in cash, and the repayment of bank notes and debt to shareholders used $86,900 net in cash. Due to an increase in the price of the Company's common stock throughout the first six months of 1995, the Company was provided with cash flow from the exercise of certain warrants and employee stock options which provided $420,500 in cash flow for the period.

     On June 1, 1995, the Company renewed its $3,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1996. The line of credit bears interest at the bank's prime rate plus 1.500% (10.500% at June 30, 1995). The Company also entered into an $800,000 Term Loan with Sanwa Bank to refinance the Company's existing obligation to shareholders. The Term Loan matures May 1, 1998, has monthly principal amortization and bears interest at the bank's prime rate plus
 1.75% (10.75% at June 30, 1995).   The line of credit and Term Loan are
 secured by the assets of the Company. The line of credit and Term Loan require the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of June 30, 1995, the Company had $153,600 available under the revolving line of credit. The outstanding balance under the Term Loan was $777,800 on June 30, 1995. The obligation due to shareholders was scheduled to mature on March 31, 1995. On February 15, 1995, the shareholder lenders agreed to extend the maturity date to March 31, 1996. On June 1, 1995 the Company obtained financing from Sanwa Bank for repayment of the outstanding shareholder obligation.

     The Company believes that its after-tax earnings and the financing available under its bank relationship will be sufficient to support its working capital and capital expenditure requirements.

 PART II - OTHER INFORMATION
                      LOGIC DEVICES INCORPORATED


 Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Shareholders' meeting was held on June 13, 1995. There were two matters to be voted on at the meeting, the election of the Board of Directors and ratification of the issuance of warrants to the non-employee members of the Board of Directors. There were 4,855,417 shares present or represented by proxy at the meeting.

     Shareholders are permitted to vote cumulatively in the election of directors which allows each shareholder to cast a number of votes equal to the number of directors to be elected by the number of shares owned and to distribute such votes among the candidates in such proportion as such shareholder may determine. The votes for each nominee are as set forth in the following table:

          NOMINEE                  VOTES IN FAVOR

          Howard L. Farkas           7,763,500
          Burton W. Kanter           2,639,652
          Albert Morrison, Jr.       2,637,582
          William J. Volz            3,815,810

     The shareholders ratified the issuance of warrants to the non-employee members of the Board of Directors by a vote of 3,684,842 for ratification to 509,925 against ratification.


 Item 5. Other Information.

 (1) On April 14, 1995 the Company purchased all the remaining assets of Star Semiconductor Corporation. Star was the developer of the proprietary stream processor (SPROC), a programmable digital signal processing (DSP) architecture which offers significant performance advantages in data flow signal processing applications. The Company acquired Star's assets for 75,000 shares of the Company's common stock. The Company realized $271,900 in goodwill from the transaction which was recorded as other assets for the quarter ended June 30, 1995.

 (2) In the first half of 1995, the holders of the Company's then outstanding preferred stock exercised their option to convert the outstanding preferred shares to common shares. On March 23, 1995, half of the preferred shares were converted to common shares and on July 6, 1995 the remaining half of the outstanding preferred shares were converted to common shares. There are no remaining outstanding shares of preferred stock after July 6, 1995.

 (3) In 1994 the Company's Board of Directors had approved the termination of the Company Employee Stock Ownership Plan ("ESOP"). The plan held a total of 226,770 shares of common stock of the Company. As part of terminating the ESOP, participants are eligible for distribution of shares held under the plan. The Company, in July 1995, has started the distribution of such shares that had been allocated to eligible participants' accounts.


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


                                   Logic Devices Incorporated
                                     (Registrant)


 Date:   AUGUST 10, 1995           By /S/ WILLIAM J. VOLZ
                                     William J. Volz
                                     President and Principal
                                     Executive Officer


 Date:   AUGUST 10, 1995           By /S/ TODD J. ASHFORD
                                     Todd J. Ashford
                                     Chief Financial Officer and
                                     Principal Financial and
                                     Accounting Officer

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

               Three months ended June 30, 1995 and 1994



                                            1995           1994

 Weighted average shares of common stock   4,857,559    4,762,584
          outstanding
 Common stock equivalent convertible          12,833         25,666
          preferred stock
 Dilutive effect of common stock options
          and stock warrants                 423,396            -

 Weighted average common and               5,293,788      4,788,250
     common share equivalents



 Net income                               $  406,600     $   95,600

 Net income per common                    $      .08     $      .02
     share equivalent

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

                Six months ended June 30, 1995 and 1994



                                            1995           1994

 Weighted average shares of common stock   4,817,240    4,753,634
          outstanding
 Common stock equivalent convertible          12,833         25,666
          preferred stock
 Dilutive effect of common stock options
          and stock warrants                 319,707            -

 Weighted average common and               5,149,780      4,779,300
     common share equivalents



 Net income                               $  678,800     $  283,800

 Net income per common                    $      .13     $      .06
     share equivalent