Form 10-Q
period 1995-09-30
LOGIC DEVICES INC
filed 1995-11-14
CIK 802851

*---------------------------------------------------------------*


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended
                         SEPTEMBER 30, 1995

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

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On November 3, 1994, 5,909,205 shares of Common Stock, without par value, were outstanding.


 *---------------------------------------------------------------*

                    LOGIC DEVICES INCORPORATED


                               INDEX


                                                      PAGE NUMBER

 Part I.  Financial Information

     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of September 30, 1995   3
       and December 31, 1994

     Consolidated Statements of Income for the three        4
       months ended September 30, 1995 and 1994

     Consolidated Statements of Income for the nine         5
       months ended September 30, 1995 and 1994

     Consolidated Statements of Cash Flows for the          6
       nine months ended September 30, 1995 and 1994

     Notes to Consolidated Financial Statements             7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF       11
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 Part II.  Other Information


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              16


 Signatures                                                 17

 Exhibit 11                                                 25

 Part I - FINANCIAL INFORMATION
 Item 1. Financial Statements.

                    LOGIC DEVICES INCORPORATED

                    CONSOLIDATED BALANCE SHEETS

                                                 September 30,      December 31,
                                                      1995             1994
 ASSETS                                           (unaudited)

 Current assets:
      Cash and cash equivalents                   $ 5,976,900       $   222,300
      Accounts receivable, net of allowance         5,113,500         4,057,600
      Inventories                                   7,257,200         7,081,600
      Prepaid expenses                                480,600           405,800
      Deferred income taxes                           336,100           336,100
            Total current assets                   19,164,300        12,103,400

 Equipment and leasehold improvements, net          1,983,200         2,162,700

 Other assets                                         801,300           658,500

                                                  $21,948,800       $14,924,600
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Bank borrowings                             $        -        $ 2,846,400
      Current portion of long-term obligations        100,200           325,400
      Accounts payable                                511,800         1,270,300
      Accrued expenses                                217,600           292,500
      Income taxes payable                            303,000           151,400
            Total current liabilities               1,132,600         4,886,000

 Obligations to shareholders                               -            663,900
 Long-term obligations                                 87,000           155,100
 Deferred income taxes                                409,400           409,400
            Total liabilities                       1,629,000         6,114,400

Shareholders' equity:
      Preferred stock                                      -            154,000
      Common stock                                 16,615,200         6,071,200
      Retained earnings                             3,704,600         2,585,000
            Total shareholders' equity             20,319,800         8,810,200

                                                  $21,948,800       $14,924,600

                             LOGIC DEVICES INCORPORATED

                          CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended September 30, 1995 and 1994

                                     (unaudited)

                                                      1995              1994

 Net revenues                                     $ 4,517,400       $ 3,462,300

 Cost of sales                                      2,684,700         1,888,400

            Gross margin                            1,832,700         1,573,900

 Operating expenses:
      Research and development                        382,500           342,400
      Selling, general and administrative             761,700           842,800

      Operating expenses                            1,144,200         1,185,200

            Income from operations                    688,500           388,700

 Other expense, net                                    40,700            81,900

            Income before taxes                       647,800           306,800

 Income taxes                                         207,000            92,000

 Net income                                       $   440,800       $   214,800


 Net income per common share                      $      0.08       $      0.04


 Weighted average common shares equivalents         5,667,306         4,788,250
      outstanding

                             LOGIC DEVICES INCORPORATED

                          CONSOLIDATED STATEMENTS OF INCOME

                    Nine Months ended September 30, 1995 and 1994

                                     (unaudited)

                                                      1995              1994

 Net revenues                                     $12,475,400       $ 9,915,700

 Cost of sales                                      7,149,400         5,420,300

            Gross margin                            5,326,000         4,495,400

 Operating expenses:
      Research and development                      1,098,000         1,024,800
      Selling, general and administrative           2,344,500         2,520,700

      Operating expenses                            3,442,500         3,545,500

            Income from operations                  1,883,500           949,900

 Other expense, net                                   234,200           222,300

            Income before taxes                     1,649,300           727,600

 Income taxes                                         529,700           229,000

 Net income                                       $ 1,119,600       $   498,600


 Net income per common share                      $      0.21       $      0.10


 Weighted average common shares equivalents         5,324,185         4,782,316
      outstanding

                             LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine months ended September 30, 1995 and 1994

                                     (unaudited)

                                                      1995               1994
 Cash flows from operating activities:
   Net income                                     $ 1,119,600       $  498,600
      Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                  931,000          917,300
       ESOP compensation expense                           -            83,800
      Change in operating assets and liabilities:
         Accounts receivable, net                  (1,103,000)        (331,300)
         Inventories                                 (175,600)        (678,900)
         Prepaid expenses                             (74,700)        (124,900)
         Accounts payable                            (758,400)          18,300
         Accrued expenses                             (74,900)          19,300
         Income taxes payable                         151,600          159,100
            Net cash provided by operating             15,600          561,300
                  activities

 Cash flows from investing activities:
   Capital expenditures                              (495,600)        (401,600)
   Net decrease in other assets                      (351,700)        (199,500)
            Net cash (used in) investing activities  (847,300)        (601,100)

 Cash flows from financing activities:
   Bank borrowings, net                            (2,846,400)         647,500
   Repayment of notes payable and long-term debt      (93,300)        (117,700)
   Repayment of obligations to shareholders          (863,900)        (150,000)
   Proceeds from long-term debt                            -          (418,700)
   Proceeds from exercise of warrants                 258,500               -
   Proceeds from exercise of employee stock options   190,500           48,800
   Proceeds from private placements                 9,940,900               -
            Net cash provided by (used in)          6,586,300            9,900
                   financing activities

 Net increase (decrease) in cash and cash equivalents 5,754,600        (29,900)

 Cash and cash equivalents at beginning of
      period                                      $   222,300       $  194,400

 Cash and cash equivalents at end of period       $ 5,976,900       $  164,500

                    LOGIC DEVICES INCORPORATED

            Notes to Consolidated Financial Statements

             September 30, 1995 and December 31, 1994

                            (unaudited)


 (A)   BASIS OF PRESENTATION


 The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

 The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the years ended December 31, 1994 and 1993, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


 (B)  INVENTORIES

 A summary of inventories follows:


                         September 30,       December 31,
                              1995                1994

 Raw materials           $    873,100        $    835,500
 Work-in-process            5,278,200           4,418,300
 Finished goods             1,105,900           1,827,800

                         $  7,257,200        $  7,081,600

 Based on forecasted 1995 sales levels, the Company has on hand inventories aggregating approximately ten months of sales.

                     LOGIC DEVICES INCORPORATED
              Notes to Consolidated Financial Statements

               September 30, 1995 and December 31, 1994

                              (unaudited)
 (C) DEBT

     On June 1, 1995, the Company renewed its $3,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1996. The line of credit bears interest at the bank's prime rate plus 1.500%. The Company also entered into an $800,000 Term Loan with Sanwa Bank to refinance the Company's existing obligation to shareholders. On August 28, 1995, the Company used proceeds from private placements (see footnote I "Placement of Securities") to repay the bank the outstanding balances under both the line of credit and term loan. As of September 30, 1995, the Company had $3,000,000 available under the revolving line of credit and had zero outstanding under the Term Loan. The Term Loan had a maturity date of May 1, 1998, had monthly principal amortization payments, and bore interest at
 the bank's prime rate plus 1.75%.   The line of credit is secured by the
 assets of the Company and requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time.


 (D) OBLIGATION TO SHAREHOLDERS

     The obligation due to shareholders was scheduled to mature on March 31, 1995. On February 15, 1995, the shareholder lenders agreed to extend the maturity date to March 31, 1996. On June 1, 1995 the Company obtained financing from Sanwa Bank for repayment of the outstanding shareholder obligation (see footnote C "Debt Financing").


 (E) Employee Stock Ownership Plan

     The Company's Employee Stock Ownership Plan ("ESOP") has been terminated. At the termination date, 226,770 shares of Common Stock were vested, and the Company is in the process of distributing the shares to eligible participants. The Company filed a registration statement under the Securities Act to register the shares being distributed. Following the distribution of the shares held by the ESOP, most distributees will be free to sell such shares without restriction.

                    LOGIC DEVICES INCORPORATED
              Notes to Consolidated Financial Statements

               September 30, 1995 and December 31, 1994

                              (unaudited)
 (F) Star Acquisition

     On April 14, 1995, the Company acquired certain assets from Star, including patents, processes and technology regarding a proprietary stream processor ("SPROC") which is a programmable DSP architecture that offers a significant performance advantage in data flow signal processing applications. Such assets were acquired in return for 75,000 shares of the Company's Common Stock. These shares were registered under the Securities Act in October 1995.


 (G) Exercise of Warrants

     Warrants to purchase an aggregate of 150,000 shares of Common Stock had been issued in connection with an extension of the Shareholder Loan under a Loan Extension and Warrant Purchase Agreement entered into in March 1991. Warrants to purchase 74,955 shares have been exercised and warrants to purchase 75,045 remain outstanding. Such warrants contain provisions which adjust the exercise price in certain circumstances, such as the issuance of additional Common Stock or other securities at less than the exercise price and stock splits. In addition, they contain provisions which adjust the number of warrant shares in the event of certain mergers, reorganizations and reclassifications. The exercise price is $3.45 per share, and the warrants expire March 1, 1996. The warrants are transferable by the holders thereof in accordance with applicable securities laws.


 (H) Conversion of Preferred Shares

     The holders of the Company's 154 shares of previously issued and outstanding Series A Preferred Stock have converted all of such shares into 25,666 shares of Common Stock pursuant to the terms of the Series A Preferred Stock.


 (I) Placement of Securities

     In August of 1995, the Company issued a total of 855,000 shares of Common Stock in two separate private placement transactions exempt from registration under the Securities Act, for an aggregate

                    LOGIC DEVICES INCORPORATED
              Notes to Consolidated Financial Statements

               September 30, 1995 and December 31, 1994

                              (unaudited)


 consideration of approximately $9,850,000. In September of 1995, the Company issued a total of 50,000 shares of Common Stock in a separate private placement transaction exempt from registration under the Securities Act, for an aggregate consideration of approximately $520,000. The shares sold in all three of these transactions were not registered under the Securities Act and cannot be sold or transferred without registration or an exemption from such registration requirements.


 (J) GRANT OF WARRANTS

     On February 15, 1995, the non-employee directors of the Company were granted warrants to purchase an aggregate of 220,000 shares of Common Stock. The grants were ratified by shareholders of the Company at the Company's 1995 annual meeting of shareholders held June 13, 1995. The warrants have an exercise price of $2.5625 per share, which was the last reported transaction price of the Common Stock on February 15, 1995, and expire on February 15, 2000. Certain other warrants to purchase an aggregate of 34,350 shares of Common Stock were issued by the Company in connection with two of the private placements described above. Under one transaction, the Warrant giving the holders the right to purchase from the Company up to 31,850 shares of Common Stock at an exercise price equal to $12.625 per share (the last reported transaction price on August 21, 1995) was issued. The Warrant was exercisable immediately upon its issuance and expires on August 21, 1998. The shares underlying this Warrant were registered in October 1995. Under the other transaction, warrants giving the holders the right to purchase from the Company up to 2,500 shares of Common Stock at an exercise price equal to $11.875 per share (the closing bid price on September 14, 1995) were issued. These warrants were exercisable immediately upon their issuance and expire on September 19, 1998. All of the warrants granted in these transactions are transferable by the holders thereof in accordance with applicable securities laws.

 Item 2.  Management's  Discussion and Analysis of Financial Condition    and
 Results of Operations.


                      LOGIC DEVICES INCORPORATED

          MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 REVENUES

     Net revenues increased by 30%, from $3,462,300 for the three months ended September 30, 1994 to $4,517,400 for the three months ended September 30, 1995. The increase was due to a substantial growth in revenues derived from the Company's SRAM ("Static Random Access Memory") products which accounted for 16% of revenues for the September 30, 1994 period, increasing
 to 49% of revenues for the September 30, 1995 period.   Net revenues from
 DSP ("Digital Signal Processing") products accounted for 64% of revenues in 1994, whereas DSP products comprised 49% in 1995. Net revenues from the Company's SCSI ("Small Computer System Interface") products remained essentially the same while custom product revenues were substantially lower, decreasing from 18% of revenues in 1994 to 1% in 1995.

     Net revenues increased by 26%, from $9,915,700 for the nine month period ended September 30, 1994 to $12,475,400 for the nine months ended September 30, 1995. This increase was due to increased net revenues derived from the Company's SRAM products which accounted for 15% of revenues for the 1994 period, increasing to 46% of revenues for the 1995 period. Net revenues from DSP products accounted for 68% of revenues in 1994, whereas such net revenues comprised 50% in 1995. Net revenues from the Company's SCSI products remained essentially the same while custom product revenues were substantially lower, decreasing from 15% of revenues in 1994 to 2% in 1995.

 EXPENSES

     Cost of sales increased 42% from $1,888,400 or 55% of net revenues for the three months ended September 30, 1994 to $2,684,700 or 59% of net revenues for the same period in 1995. Gross profit increased 16%, from $1,573,900 in the former period to $1,832,700 in the latter period. The increase in gross profit is the result of higher revenues for the period. As a percentage of net revenues, gross profit decreased from 45% for the three months ended September 30, 1994 to 41% for the three months ended September 30, 1995. The decrease in gross profit margin is the result of the higher revenue mix from SRAM products which generally average a lower gross margin than the Company's DSP, custom, and SCSI products.

     Cost of sales increased 32% from $5,420,300 or 55% of net revenues for the nine months ended September 30, 1994 to $7,149,400 or 57% of net revenues for the same period in 1995. Gross profit increased 18% from $4,495,400 in the former period to $5,326,000 in the latter period. The increase in gross profit is the result of higher revenues for the period.
 As a percentage of net revenues, gross profit decreased from 45% in the nine months ended September 30, 1994 to 43% in the nine months ended September 30, 1995. The decrease in gross profit margin is the result of a higher revenue mix from SRAM products which usually average a lower gross margin than the Company's DSP, custom, and SCSI products.

     Research and development ("R & D") expenses for the three months ended September 30, 1994, which were $342,400 increased to $382,500 for the same period in 1995. For the nine month period, research and development expenses were $1,024,800 for 1994 and $1,098,000 for 1995. As a percentage of net revenues, R & D expenses were 10% for the three months ended September 30, 1994, compared to 8% for 1995. For the nine months ended September 30, 1994, R & D expenses as a percentage of net sales were 10% compared to 9% for 1995. The Company intends to continue to make substantial investments in its product R & D.

     Selling, general and administrative ("S,G & A") expenses were $842,800 for the three months ended September 30, 1994 but decreased to $761,700 for the same period in 1995. For the nine months ended September 30, 1994, S, G & A expenses were $2,520,700 decreasing to $2,344,500 for the same period in 1995. In 1994, S,G & A expenses included non-recurring legal and accounting costs associated with a proposed secondary equity financing and legal costs associated with the defense of a long standing wrongful termination suit.
 As a percentage of net sales, selling, general and administrative expenses were 24% for the three months ended September 30, 1994 compared to 17% in 1995. As a percentage of net sales, selling, general and administrative expenses were 25% for the nine months 1994 compared to 19% in 1995.

     Net operating income increased 77% to $688,500 for the three months ended September 30, 1995 versus $388,700 for the same period in 1994. For the nine month period ended September 30, 1995 net operating income increased 98% to $1,883,500 from $949,900 for the same period in 1994.

     Net interest expense reflects interest expense incurred by the Company during the periods with respect to loans from shareholders and bank debt, offset by interest income earned during the periods.

     Net income increased 105% for the three months ended September 30, 1995
 to $440,800 compared to $214,800 for the same period in 1994.   For the nine
 months ended September 30, 1995, net income increased 125% to $1,119,600 compared to $498,600 for the same period in 1994.

 LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOWS

     For the nine months ended September 30, 1995 the Company's after-tax cash earnings (net income plus non-cash charges) exceeded its net income, due to accruals for depreciation and amortization. Such after-tax cash earnings ($2,050,600 in nine months ended September 30, 1995 and $1,499,700 in nine months ended September 30, 1994) have served as the Company's primary source of financing for working capital needs, capital expenditures and the retirement of long term debt.

     In the first nine months of 1995, the Company generated $15,600 in cash flow from operating activities (after-tax cash earnings less net increases and decreases, respectively, in current assets and liabilities). Capital equipment expenditures and increases to other assets used $847,300 net in cash. The Company completed three private placements of securities during the period which provided $9,763,200 in net cash. Repayment of bank notes including a term loan in the principal amount of $800,000 which had been used previously to repay certain debt to shareholders used $3,803,600 net in cash. Due to an increase in the price of the Company's common stock throughout the first nine months of 1995, the Company was provided with cash flow from the exercise of certain warrants and employee stock options which provided $420,500 in cash flow for the period.

 WORKING CAPITAL

     The Company's investment in inventories and accounts receivables has been significant and will continue to be significant in the future. The Company over prior periods, as a nature of its business, has maintained these levels of inventories and accounts receivables.

     The Company relies on third party suppliers for raw materials and as a result maintains high inventory levels to protect against disruption in supplies. The Company has historically maintained inventory levels from approximately 225 days to 360 days since 1990 as calculated to cost of goods sold. The low point in inventory levels came in 1992 and 1993 when the Company was having supply disruptions from one of its major suppliers.

     The Company, however, tends to look at its inventories in relationship to its sales which have ranged from 155 days to 185 days within the periods between 1995 and 1990. Inventory to sales is a stable measure because at the times when the Company is experiencing supply disruption, and therefore lower inventory levels, the Company is also experiencing increased costs of goods due to inefficiencies in its operations stemming from the sporadic deliveries, and therefore skewing both the numerator and denominator in different directions for inventory turns calculation. Again the lower days on hand of inventory calculated to sales has been lower when the Company experienced supply disruptions as in 1992 and 1993.

     The Company provides reserves for any product material that is over one year old with no back-log or sales activity and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. For the nine months ended September 30, 1995, the Company has taken physical inventory write-downs of approximately $350,000.

     The Company's account receivable level has been consistently correlated to the Company's last quarter revenue level. Because of the Company's schedule of backlog and customer requirements, up to 80% of the quarterly revenues are shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivables still not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which make up 45% of the Company revenues) generally pay 60 days and beyond, results in the account receivables balance at the end of the quarterly period being at its highest point for the period. As with the Company's inventory levels, this has been consistent over prior periods.

     Although current levels of inventory and accounts receivables impact the Company's liquidity, the Company believes that it is a cost of doing business given the Company's current situation. The Company is in the process of trying to diversify its supplier base to reduce the risk of supply disruption. However, this will require a significant investment in product development to tool with new suppliers. As to accounts receivable, the Company believes that as it expands its revenue and customer base it will be able to even out the flow of its shipments within its quarterly reporting periods.

 FINANCING

     In August of 1995, the Company issued a total of 855,000 shares of Common Stock in two separate private placement transactions exempt from registration under the Securities Act, for an aggregate consideration of approximately $9,850,000. In September of 1995, the Company issued a total of 50,000 shares of Common Stock in a separate private placement transaction exempt from registration under the Securities Act, for an aggregate consideration of approximately $520,000. The shares sold in all three of these transactions were not registered under the Securities Act and cannot be sold or transferred without registration or an exemption from such registration requirements.

     On June 1, 1995, the Company renewed its $3,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1996. The line of credit bears interest at the bank's prime rate plus 1.500%. Currently, all $3,000,000 is available under the line of credit facility. The Company also entered into an $800,000 Term Loan with Sanwa Bank to refinance the Company's existing obligation to shareholders. The Term Loan as well as the then existing balance under the Company's line of credit facility were repaid on August 28, 1995 from the proceeds of the placements of shares discussed in the preceding paragraph. The Term Loan had a maturity date of May 1, 1998, had monthly principal amortization payments, and bore interest
 at the bank's prime rate plus 1.75%.   The line of credit is secured by the
 assets of the Company. The line of credit requires the Company to maintain a minimum tangible net worth of $6,000,000, a maximum ratio of debt to tangible net worth of not more than 1.00 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.00 to 1.00, and profitability on a year to date basis. As of September 30, 1995 the Company was in compliance with these covenants even though there was no outstanding balance under these agreements.

     Under the terms of its bank agreements, the Company is precluded from paying any cash dividends without the consent of the lender even if the Company is in compliance with all of the financial covenants but is allowed to pay stock dividends whether or not there was any other covenant violation. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future and anticipates reinvesting its cash flow back into operations.

     The obligation due to shareholders was scheduled to mature on March 31, 1995. On February 15, 1995, the shareholder lenders agreed to extend the maturity date to March 31, 1996. On June 1, 1995 the Company obtained a term loan from Sanwa Bank for repayment of the outstanding shareholder obligation. As discussed above, such term loan has been repaid.

     The holders of the Company's 154 shares of previously issued and outstanding Series A Preferred Stock have converted all of such shares into 25,666 shares of Common Stock pursuant to the terms of the Series A Preferred Stock.

 PART II - OTHER INFORMATION

                      LOGIC DEVICES INCORPORATED


 Item 6. Exhibits and Reports on Form 8-K.

 4.1  Form of Warrant to Purchase 2,500 Shares plus schedule

 4.2 Form of Warrant to Purchase 31,850 shares -- Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-623299) and incorporated herein by reference

 (a)  11.1  Exhibit 11  -  Computation of Earnings Per Common Share.

      27.1  Exhibit 27 - Financial Data Schedule

 (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Logic Devices Incorporated
                                     (Registrant)


 Date:   NOVEMBER 13, 1995         By /S/ WILLIAM J. VOLZ
                                     William J. Volz
                                     President and Principal
                                     Executive Officer


 Date:   NOVEMBER 13, 1995         By /S/ TODD J. ASHFORD
                                     Todd J. Ashford
                                     Chief Financial Officer
                                     Principal Financial and
                                     Accounting Officer

                            [EXHIBIT 4.1]

     THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR THE SECURITIES LAWS OF ANY STATE. THIS WARRANT MAY NOT BE EXERCISED BY OR ON BEHALF OF ANY U.S. PERSON (AS DEFINED IN REGULATION S OF THE SECURITIES AND EXCHANGE COMMISSION PROMULGATED UNDER THE ACT), AND THIS WARRANT AND THE UNDERLYING SECURITIES MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, HYPOTHECATED, OR OTHERWISE TRANSFERRED IN THE ABSENCE OF REGISTRATION UNDER SAID ACT AND ALL OTHER APPLICABLE SECURITIES LAWS, UNLESS AN EXEMPTION FROM THE REGISTRATION PROVISIONS OF SAID ACT AND ALL OTHER APPLICABLE SECURITIES LAWS IS AVAILABLE AND LOGIC DEVICES INCORPORATED RECEIVES A SATISFACTORY OPINION OF COUNSEL AS TO SUCH EXEMPTION THAT SUCH REGISTRATION IS NOT REQUIRED.



                                WARRANT

              WARRANT TO PURCHASE SHARES OF COMMON STOCK
                    OF LOGIC DEVICES INCORPORATED
              Date of Issuance: As of September 19, 1995

     THIS CERTIFIES that, for value received, ________________, or registered assigns (the "Holder") is entitled to purchase, subject to the provisions of this Warrant, from LOGIC DEVICES INCORPORATED, a California corporation (the "Company"), at the price hereinafter set forth in Section 7, the number of shares hereinafter set forth in Section 8, of the Company's no par value common stock (all of the Company's shares of Common Stock being hereafter referred to as "Common Stock"). This Warrant is hereinafter referred to as the "Warrant" and the shares of Common Stock issued or then issuable pursuant to the terms hereof are hereinafter sometimes referred to as "Warrant Shares".

     SECTION 1. EXERCISE OF WARRANT. This Warrant may be exercised in whole or in part at any time and from time to time on or after its date of issuance but prior to the Expiration Date defined in Section 11 by presentation of the Purchase Form annexed hereto duly executed and accompanied by payment of the Exercise Price set forth in Section 7 hereof for the number of shares specified in such form. Upon receipt by the Company of the said Purchase Form executed as aforesaid, at the office of the Company, accompanied by payment of the Exercise Price, the Company shall issue and deliver to the Holder within a reasonable period of time not to exceed 10 days a certificate or certificates of the shares of Common Stock then being issued upon such exercise. If deemed necessary by the Company, such certificates shall bear restricted legends substantially similar to the legends appearing on the face of this Warrant. If this Warrant shall be exercised with respect to only a part of the shares of Common Stock covered hereby, the Holder shall be entitled to receive a similar warrant of like tenor and date covering the number of shares in respect of which this Warrant shall not have been exercised.

     SECTION 2. RESERVATION OF SHARES. The Company hereby covenants that at all times during the term of this Warrant there shall be reserved for issuance such number of shares of its Common Stock as shall be required to be issued upon exercise of this Warrant.

     SECTION 3. SHARES TO BE FULLY PAID AND NONASSESSABLE. All shares of Common Stock issued upon the exercise of this Warrant shall be validly issued, fully paid and nonassessable.

     SECTION 4. ASSIGNMENT OF WARRANT. This Warrant is not transferable except pursuant to an effective registration statement under the Securities Act of 1933, as amended, and other applicable securities laws, or unless an exemption from the registration provisions of such Act and other applicable securities laws is available and the Company receives an opinion of counsel satisfactory to the Company as to such exemption that such registration is not required. In the event of such transfer or assignment, the Holder shall surrender this Warrant to the Company with the Assignment Form in the form annexed hereto duly executed and with funds sufficient to pay any transfer taxes, and the Company shall cancel this Warrant and, without charge, shall execute and deliver a new Warrant of like tenor in the name of the assignee which enables the assignee to succeed to all rights and interest of its assignor at the time of assignment of this Warrant.

     SECTION 5. LOSS OF WARRANT. Upon receipt by the Company of evidence satisfactory to it of the loss, theft or destruction of this Warrant, and of indemnification satisfactory to it, or upon surrender and cancellation of this Warrant, if mutilated, the Company will execute and deliver a new Warrant of like tenor and date.

     SECTION 6. RIGHTS OF THE HOLDER. No provision of this Warrant shall be construed as conferring upon the Holder hereof the right to vote, consent, receive dividends or receive notice other than as herein expressly provided. No provision hereof, in the absence of affirmative action by the Holder hereof to purchase Warrant Shares, and no enumeration herein of the rights or privileges of the Holder hereof, shall give rise to any liability of such Holder for the purchase price of any Warrant Shares or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

     This Warrant and the shares issuable hereunder shall not be sold, offered for sale, pledged, hypothecated, or otherwise transferred in the absence of registration under the Securities Act of 1933, as amended, and other applicable securities laws or an exemption from the registration provisions of such Act and other applicable securities laws is available and the Company receives an opinion of counsel satisfactory to the Company as to such exemption that such registration is not required.

     SECTION 7. EXERCISE PRICE. The purchase price for each share of Common Stock purchased under this Warrant (the "Exercise Price") shall initially be $11.875 and may be adjusted as provided in Section 10 hereof.
     SECTION 8. NUMBER OF WARRANT SHARES. This Warrant shall upon its issuance be exercisable in accordance with the terms hereof for ______ shares of Common Stock (the "Initial Number") subject to adjustment pursuant to Section 10 hereof.

     SECTION 9. NOTICES TO WARRANT HOLDER. So long as this Warrant shall be outstanding, the Company shall cause to be delivered to the Holder at least 15 days prior written notice of the time, place and agenda of any meeting of its stockholders or the Board of Directors at which it is proposed to authorize the issuance of any shares of Common Stock or any securities, options, warrants or rights of conversion the exercise of which would entitle the holder thereof to receive shares of Common Stock. In addition,
 (i) if the Company shall pay any dividend or make any distribution upon the shares of its Common Stock, or (ii) if the Company shall offer to all of the holders of Common Stock for subscription or purchase by them any shares of stock of any classes or any other rights, or (iii) if any capital reorganization of the Company, reclassification of the Common Stock of the Company, consolidation or merger of the Company with or into another corporation, or voluntary or involuntary dissolution, liquidation or winding up of the Company shall be effected, then, in any such case, the Company shall cause to be delivered to the Holder, at least 30 days prior to the date specified in (a) or (b) below, as the case may be, a notice containing a brief description of the proposed action and stating the date on which (a) a record is to be taken or the stock transfer books of the Company are to be closed for the purpose of determining the stockholders entitled to receive such dividend, distribution or rights, or (b) a record is to be taken or the stock transfer books of the Company are to be closed for the purpose of determining the stockholders entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, reorganization, consolidation, merger, dissolution, liquidation or winding up.

     SECTION 10. ADJUSTMENTS IN EXERCISE PRICE AND WARRANT SHARES. If the Company is recapitalized through the subdivision or combination of its outstanding shares of Common Stock into a larger or smaller number of shares, the number of shares of Common Stock for which this Warrant may be exercised shall be increased or reduced, as of the record date for such recapitalization, in the same proportion as the increase or decrease in the outstanding shares of Common Stock, and the Exercise Price shall be adjusted so that the aggregate amount payable for the purchase of all Warrant Shares issuable hereunder immediately after the record date for such recapitalization shall equal the aggregate amount so payable immediately before such record date.

     SECTION 11. EXPIRATION DATE. The Warrant shall terminate on the Expiration Date and may not be exercised on or after such date. The Expiration Date shall be September 19, 1998.

     SECTION 12. APPLICABLE LAW. This Warrant shall be deemed to be a contract governed by and interpreted in accordance with the laws of the State of California. Further, the place where this Warrant is entered into, and the place of performance and transaction of business shall be deemed to be the State of California, and in the event of litigation, the exclusive forum, venue and place of jurisdiction shall be the State of California.

     This Warrant has been executed by the Company as of the ____ day of ________, 1995.

                         LOGIC DEVICES INCORPORATED


                         By:
                              Signature

                              Title:

                            ASSIGNMENT FORM


                                         Dated:_________________

     For value received, _______________________________________ hereby sells, assigns and transfers a Warrant dated ____________ unto:
 Name ___________________________________________________________
            (Please typewrite or print in block letters)
 Address_________________________________________________________
 and appoints ___________________________________________________
 ________________________________________________________________
 Attorney to transfer the said Warrant on the books of the within named Company with full power of substitution in the premises.

     The undersigned hereby certifies, as a condition to Logic Devices Incorporated honoring the assignment of the Warrant, that unless the Warrant and the securities delivered upon exercise thereof have been registered under the Securities Act of 1933, as amended, and other applicable securities laws, a written opinion of counsel satisfactory to Logic Devices Incorporated will be delivered to Logic Devices Incorporated to the effect that an exemption from the registration provisions of such Act and other applicable securities laws is available with respect to such assignment.



                              Signature_________________________

                             PURCHASE FORM
                                              Dated:____________




          The undersigned hereby irrevocably elects to exercise his or its right to purchase __________ shares of the no par value Common Stock of Logic Devices Incorporated, such right being pursuant to a Warrant dated __________________, and as issued to the undersigned by Logic Devices Incorporated, and hereby remits herewith the sum of $__________ in payment for same in accordance with the Exercise Price specified in Section 7 of said Warrant.

     The undersigned hereby certifies, as a condition to Logic Devices Incorporated honoring the exercise of the Warrant, that: (a) it is not a U.S. person (within the meaning of Securities and Exchange Commission Regulation S) and the Warrant is not being exercised on behalf of a U.S. person; or (b) a written opinion of counsel satisfactory to Logic Devices Incorporated will be delivered to Logic Devices Incorporated to the effect that the Warrant and the securities delivered upon exercise thereof have been registered under the Securities Act of 1933, as amended, or are exempt from registration thereunder.



 INSTRUCTIONS FOR REGISTRATION OF STOCK

 NAME_________________________________________________________
       (Please typewrite or print in block letters)


 ADDRESS______________________________________________________


           SIGNATURE:_______________________________________

 SHARES HERETOFORE PURCHASED              (                 ).

                        SCHEDULE TO EXHIBIT 4.1


 The following parties received a Warrant in the form of Exhibit 4.1 for the number of Warrants shares opposite their respective names:


             Name                            Number of Shares

             Aries Peak, Inc.                     1,250

             Pacific Miners Ltd.                  1,250

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

            Three months ended September 30, 1995 and 1994


                                            1995           1994

 Weighted average shares outstanding     5,349,183      4,762,584
          common stock
 Common stock equivalent convertible            -          25,666
          preferred stock
 Dilutive effect of warrants and           318,123             -
     common stock options

 Weighted average common and             5,667,306      4,788,250
     common shares equivalents



 Net income                             $  440,800     $  214,800

 Net income per common share equivalent  $      .08    $      .04

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

             Nine months ended September 30, 1995 and 1994


                                            1995           1994

 Weighted average shares outstanding     5,005,011      4,756,650
          common stock
 Common stock equivalent convertible            -          25,666
          preferred stock
 Dilutive effect of warrants               319,174             -
     common stock options

 Weighted average common and             5,324,185      4,782,316
     common shares equivalents



 Net income                             $1,119,600     $  498,600

 Net income per common share equivalent  $      .21    $      .10