Form 10-K
period 1995-12-31
LOGIC DEVICES INC
filed 1996-04-12
CIK 802851

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-K

        <checked-box>ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
              For the Fiscal Year ended December 31, 1995

                    COMMISSION FILE NUMBER 0-17187

                      LOGIC DEVICES INCORPORATED
                     (Exact name of registrant as
                       specified in its charter)
         CALIFORNIA                                     94-2893789
  (State of Incorporation)                          (I.R.S. Employer
                                                   Identification  No.)
                       628 EAST EVELYN AVENUE
                    SUNNYVALE, CALIFORNIA  94086
              (Address of principal executive offices,
                         including Zip Code)

                          (408) 737-3300
                    (Registrant's telephone number,
                        including Area Code)

      Securities registered pursuant to Section 12(b) of the Act

    Title of Class                Name of each exchange on which registered

            NONE                                    NONE

      Securities registered pursuant to Section 12(g) of the Act

                    COMMON STOCK, WITHOUT PAR VALUE
                           (Title of Class)
                        -----------------------

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
 filing requirements for the past 90 days.   Yes    X    No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
 this Form 10-K. [   ]

 The aggregate market value of voting stock held by non-affiliates of the registrant on March 29, 1996 was approximately $29,983,750. On that date, there were 5,996,750 shares of Common Stock issued and outstanding.

 Documents Incorporated By Reference: Proxy Statement for the 1996 Annual Meeting of Shareholders.

                             Page 1 of 65
                    Exhibit List Appears at Page 42

                                PART I

 ITEM 1. BUSINESS

 GENERAL DEVELOPMENT OF THE BUSINESS

     Logic Devices Incorporated (the "Company") develops and markets high-performance digital integrated circuits. The Company's circuits address applications which require high computational speeds, high-reliability, high levels of circuit integration (complexity), and low power consumption. The Company's products are incorporated into products manufactured by OEMs and utilized in high-speed electronic computational applications in computers and work stations, broadcast and medical video image processing, and telecommunication systems. The Company's product strategy is to develop and market industry standard circuits which offer superior performance, as well as Company proprietary circuits to meet specific customer needs.

     The Company currently offers products in two areas: (1) DSP (digital signal processing) circuits consisting of high-performance arithmetic computational functions (multipliers, arithmetic-logic units "ALUs", special math functions applicable to digital signal processing computations, and programmable DSP multiple processors units) ; (2) high-speed SRAMs (static random access memories) including FIFO (first in/first out) Memories. As of December 31, 1995, the Company offered 45 catalog products which are sold to a diverse customer base. With the multiplicity of packaging and performance options, the 45 basic products result in nearly 800 catalog items.

     The Company's plug compatible catalog products are designed to replace existing industry standard integrated circuits while offering superior performance, lower power consumption, and reduced cost. Proprietary catalog products are developed by the Company to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems.

     The Company relies on third party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given Company design, from which finished products are then assembled. The Company's strategy is to outsource wafer processing to third party foundries in order to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility. See "Business -- Background." The Company works closely with the foundries in order to take advantage of their processing capabilities and continues to explore and develop additional foundry relationships in order to minimize its dependence on any single relationship.

     The Company markets its products worldwide through its own direct sales force, a network of 34 national and international independent sales representatives, and 20 international and domestic distributors. In 1995, approximately 45% of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 55% of net revenues. Among the Company's OEM customers are Bull HN, Solectron Corporation, Loral Systems Inc., Abekas Video Systems Inc., IBM Corporation, General Dynamics Corporation, DSC Communications Corporation, Advanced Technology Laboratories, Inc. and Acuson Corporation. Approximately 80% of the Company's net revenues have historically been derived from the United States and approximately 20% have been derived from foreign sales.

     The Company was incorporated under the laws of the State of California in April 1983. The Company's principal offices are located at 628 East Evelyn Avenue, Sunnyvale, California 94086, and its telephone number is (408) 737-3300.

 BACKGROUND

     The electronics industry continues to produce rapid increases in system complexity and performance. In recent years, the challenges to the industry have been innovative product definition, timely product development, customer application support, and the heavy capital investment required to establish semiconductor fabrication facilities. Increases in chip fabrication technology have resulted in the specialization of skills within the semiconductor industry between system and circuit design expertise, and semiconductor processing skills. Selected opportunities have emerged for semiconductor companies which focus on product definition, advanced design techniques, customer service, and utilize of third parties for wafer fabrication. The Company has focused its product strategy on the development of high-performance integrated circuits based on CMOS (Complementary Metal Oxide Semiconductor) process technology for selected markets and applications.

     The semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence, fluctuations in both demand and capacity, and price erosion. These factors can obsolete processes and products currently utilized or produced by the Company. In such cases, the Company is required to develop products utilizing new processes and to either integrate such products into its existing foundry relationships or establish new foundry sources.
 PRODUCT DEVELOPMENT AND PRODUCTION STRATEGY

     The Company utilizes several strategies that it believes, in combination, are unique in the industry:

     1. Wafer Foundry Strategy - To minimize the amount of capital which the Company must employ and to allow the Company to specialize on its strengths in product definition, design, and development, the Company seeks to establish relationships with wafer foundry suppliers rather than build and operate capital intensive, technologically demanding wafer fabrication facilities.

     2. Plug Compatible One Upmanship Product Strategy - To enhance the Company's probability of successfully introducing new products, a significant percentage of the Company's product development is directed toward implementation of higher performance, lower power consumption and lower cost versions of established industry standard products. This focus tends to ensure that at least some minimal level of market and financial success will be quickly realized which could not otherwise be guaranteed when a company attempts to pioneer a revolutionary new product or market area. Conversely, a percentage of the Company's product development is targeted towards unique products which offer larger potential returns.

     3. Proprietary Design Methodology - The Company's design approach offers the benefits of full custom circuit design including small chip size, high speed operation, and low operating power consumption, coupled with the short product development cycle and reduced costs associated with semicustom design approaches. With this methodology the Company has developed performance and cost competitive products with a fraction of the R&D budget of others within the industry.

     4. Development of Synergistic Families of Products - The Company attempts to develop synergistic families of products that can be sold and utilized together to address the requirements of targeted end-market applications. This increases the productivity of the Company's sales efforts and maximizes the leverage of the Company's technical expertise.

     5. Niche Markets - The Company focuses on product and market areas that are not well served by strong established competitors and has sought to become the dominant supplier in high performance DSP and high precision digital video processing applications.

     6. Product Mix - The Company seeks to balance the mix of products produced to include products that: a) generate substantial profit margins; or
 b) generate unit volumes to a level sufficient to feed a sales network with high volume sales opportunities, to absorb fixed overhead costs over a large enough quantity of units to support first class manufacturing resources, and to position the Company as a valued foundry customer by generating a reasonable and steady volume of wafer requirements.

     7. Employee Development - The Company prefers to internally develop and train key personnel in sales and marketing, engineering and manufacturing as opposed to hiring outside experts. This strategy allows the Company to mold the critical skill contributors within the Company to fit the unique environment, strengths, and limitations of the Company's position as it evolves.

     8. Financial Commitments - The Company employs a conservative financial perspective when committing to any single new product or internal resource. The Company does not intentionally undertake a direction or activity that encompasses a bet-the-Company risk.

 PRODUCTS

     The Company offers industry standard and proprietary catalog circuits, as well as a limited number of custom circuits to address specific customer needs. The Company's standard catalog products are designed to replace existing industry standard products by providing superior performance, lower power consumption, and reduced cost. Proprietary catalog products are developed by the Company to address specific requirements not otherwise commercially available in the marketplace.

     The Company's products address applications which require high computational speeds, high levels of function circuit integration, low power consumption, and high reliability. The Company's products are utilized in high-speed industrial computing and DSP applications in computers, work stations, broadcast and medical video image processing, and telecommunications systems. The Company's circuits are incorporated by OEMs into products which are then sold to end users. Examples of the types of products which utilize the Company's circuits include the following: 1) In the long-distance telephone market, an OEM incorporates a Company produced circuit into a telecommunications product produced by the OEM and sold to long distance carriers. This product removes the echo otherwise experienced in long distance telephone calls. 2) In the computer and work station market, the Company supplies very fast SRAM circuits which enhance system performance by enabling rapid storage and retrieval of the most frequently used data, thereby reducing the delays associated with retrieving data from main memory. 3) In the video image processing market, the Company's circuits are utilized in products that create video special effects for the television broadcast industry. 4) In the medical market, ultrasound and x-ray medical images are enhanced using the Company's circuits. 5) In the military market, the Company supplies arithmetic components used in night vision and tactical missile guidance control systems.

     A tabular presentation of these products is as follows:

 MARKETS:           PRODUCTS:          APPLICATIONS:          CUSTOMERS:
 Telecommunications Custom Products    Echo Cancellation      DSC Communications
                    Video Functions    Trunkline Multiplexing Corporation,
                    SPROC Programmable Digital Filters        Wadia Digital
                    DSP                Tone Decoding          Corporation,
                                                              Intellicall Inc.

 Personal Computer  SRAM               Cache, Modems          Packard Bell,
 Workstation        SCSI               Peripheral Interface   Bull NH,
                                                              Panasonic,
                                                              Tatung, GVC  IBM,
                                                              AT&T

 Video Graphics     SRAM               Simulators             Ball Imaging,
                    Video Functions    Workstations           Evans &
                                       Games                  Sutherland, GE,
                                                              Silicon Graphics,
                                                              SUN Micro

 Broadcast Video    Video Functions    Special Effects Generator Abekas, ADC,
 Transmission       Multipliers        Film Editing           Ampex, BTS,
                                       Time Base Correctors   Chyron, Data
                                       Character Generators   Translation,
                                                              Pinnacle,
                                                              Quantel, Snell
                                                              & Wilcox, GVC

 Instrumentation    Math Functions     Spectrum Analyzers     Acumen,
                                       Waveform Generators    KLA,
                                       Emulators              Tencor,
                                       Assembly/Inspection    Tektronics
                                       Equipment

 Medical Imaging    Math Functions     Ultrasound (Sonigram)  Acuson, ATL
                                       Magnetic Resonance     Siemans

 Military           SRAM               Radar/Sonar            General Dymamics,
                    Math Functions     Missile Guidance       Huges, ITT,
                                       Secure Communications  Litton, Loral,
                                                              Martin Marietta,
                                                              McDonnell Douglas,
                                                              TI, Northrop

     DIGITAL SIGNAL PROCESSING APPLICATIONS

     Digital Signal Processing ("DSP") involves converting light, sound, and other natural occurring analog waveforms into a stream of digital values which may be processed, manipulated, exchanged, or sorted by electronic systems.
 DSP provides many advantages, including: i) the ability to process and manipulate digital data with consistency and precision; ii) the ability to store and recall information; and iii) the ability to extract information content and compress the amount of data which must be stored, processed, or transmitted. Manipulation of the video images and speech requires signal processing at rates and precision that are not practical with analog technology or general purpose (non-DSP) processors. DSP is an important technology for future generations of many emerging product technologies.

     During 1995, the Company acquired the assets of the former STAR Semiconductor Corporation. As a result of this acquisition the Company has added the STAR SPROC programmable digital signal processor to its product line. The SPROC processor is particularly suited to various telecommunications applications.

     Arithmetic Computational Functions. The Company offers a broad line of high speed computational functions ranging from high performance arithmetic building blocks to more highly integrated and specialized functions. The Company's building block products are configured in a myriad of ways by DSP system designers to implement very high computational throughput mathematical functions that perform common DSP algorithms. The Company's more highly integrated function specific compute engines implement the most commonly required video image processing functions into cost effective single chip solutions. These products integrate multiple instances of the Company's building block arithmetic functions, as well as significant blocks of the Company's static memory technology to provide otherwise unachievable performance and cost benefits.

     HIGH-SPEED STATIC RANDOM ACCESS MEMORIES

     SRAMs are used for the high-speed storage and retrieval of data in electronic systems. SRAMs enable faster storage and retrieve information than DRAMs (dynamic random access memories). While SRAMs are more convenient to utilize than DRAMs, they also are more costly (for a given number of bits stored) due to greater internal circuit complexity. Because a computer may read from or write to its memory several times to complete a single software instruction, high-performance systems are sensitive to memory performance as a critical factor in determining overall system performance.

     Data stored in a typical computer is segmented into a hierarchy of memory types to maximize performance consistent with reasonable cost constraints. Low-cost but relatively slow DRAMs are used in "main memory" to store large amounts of data very economically. Faster but more costly SRAMs serve as "cache memory" to store limited amounts of the data most frequently required by the computer as it executes its programs. SRAMs are produced in a wide variety of capacities (densities) and organizations (number of bits available in a single memory access), which collectively result in a large product matrix. This resulting product differentiation creates opportunities for higher pricing and somewhat longer product life cycles than DRAMs. However, as high performance processors have driven the demand for SRAMs, the market has become increasingly competitive.

     In 1988, the Company introduced its initial SRAM product family. By 1991, the Company offered 50 plug compatible SRAM catalog products. By the end of 1992, wafer supply disruptions caused the Company to reduce the number of SRAM offerings. The Company's current SRAM products, with densities ranging from 16K bits to 1024K (K = 1024 or one megabit) bits, generally are targeted toward high-speed applications which are experiencing high rates of growth in unit demand due to sharply increasing usage of cache memory in conjunction with 32-bit microprocessors.

     FIFO MEMORY PRODUCTS

     In 1994, the Company introduced the first four products of its dual-port FIFO (First-In/First-Out) memory product family. FIFOs are frequently utilized at the input and output of DSP systems to handle any mismatches between which input data is available or output data is expected relative to the rate of which signals can be digitally processed. FIFOs incorporate many elements of the Company's memory design expertise and are synergistic to the Company's DSP customer base.

 PRODUCTS IN DEVELOPMENT

     The Company has historically experienced a close correlation between its success in introducing new products and increases in revenues. As a result, the Company is committed to a high level of product design and development activity. During 1996, the Company is continuing to focus its product development efforts on two target areas: (1) DSP circuits that address the broadcast, studio, and production quality audio and video image processing requirements, and (2) products related to the Company's SRAM technology. The Company must also investing heavily in the re-tooling of its existing product families to develop additional wafer fabrication sources.

     With the benefit of on-going customer input resulting from its current video image processing products, the Company has a number of new DSP product opportunities which it will undertake to develop in 1996. These products generally would be utilized in conjunction with the Company's current DSP products to further facilitate high precision signal processing. At current resource levels the Company does not expect to be able to complete all of the new product opportunities which it has identified. The level of product development expenditures will be dependent on the Company's success in meeting its financial objectives.

     The Company is continuing to develop more specialized memory products, as well as to implement certain memory functions that work with, and compliment, certain of the Company's DSP computational functions.

 WAFER FABRICATION TECHNOLOGY

     The Company relies on third party silicon foundries to produce processed
 wafers from mask patterns designed by the Company.   Through its wafer
 suppliers, the Company has access to advanced high-speed, high-density CMOS process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication facility. Products developed in 1996 will utilize process technology with effective channel lengths under 0.8 micron. Coupled with the Company's design methodology and experience in high-speed circuit design, this technology has allowed the Company to create products that offer high computational speeds, high reliability, high levels of circuit integration (complexity) and low power consumption.

     The Company currently is dependent on four silicon foundry sources.
 Wafers are processed to pre-agreed specifications to produce integrated circuits designed by the Company. There can be no assurance that such relationships will continue to be on terms satisfactory to the Company.
 Except for its relationships with OKI Electric Industry Co., Ltd., and Zentrum Mikroelektronik Dresden GmbH (ZMD), the Company's foundry sources do not
 guarantee minimum supplies.   During 1995 the Company's revenues were limited
 by its inability to obtain adequate quantities of processed wafers.    See
 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

 PRODUCTION, ASSEMBLY AND TEST

     The Company's production operations consist of quality inspection, functional and parametric wafer testing, package marking, hot and cold testing, final inspection, and shipment. In 1993, the Company transferred its assembly operations to external sources to obtain more favorable costs. As is customary in the industry, the Company's commercial grade plastic package devices are wafer tested and then shipped to high-volume assembly subcontractors in the Far East for assembly. Thereafter, the assembled devices are returned to the Company for final testing and shipment to customers. The Company continues to test raw material through finished product at various stages in the manufacturing process utilizing automated test equipment capable of volume production.

 MARKETING, SALES AND CUSTOMERS

     The Company markets its products worldwide to a broad range of customers through its own sales efforts, a network of 34 domestic and international independent sales representatives, and 20 electronics distributors. The Company concentrates its direct marketing efforts on the high-performance segments of the telecommunication, military, industrial, and computer markets in applications where high-speed and low power consumption are critical. Among the Company's OEM customers are Bull HN, Solectron Corporation, Loral Systems Inc., Abekas Video Systems Inc., IBM Corporation, General Dynamics Corporation, DSC Communications Corporation, Advanced Technology Laboratories, Inc. and Acuson Corporation.

     The Company coordinates sales from its Sunnyvale, California facility.
 The Company also maintains regional sales offices in Somerville, New Jersey and Tampa-St. Petersburg, Florida as well as a field applications support office in Newton, Connecticut to serve the East Coast. The Company also has a sales office in Warminster, England to support the Company's European sales activities. The Company's sales managers direct the activities of the independent sales representative firms and focus on major target accounts. Sales representatives obtain orders on an agency basis and the Company ships directly to its customers. Sales representatives receive commissions on sales within their territories. Distributors purchase the Company's products for resale generally to a broad base of small to medium-size customers. North America is serviced by five regional and national distributors. As is customary in the industry, domestic distributors are entitled to certain price rebates and limited stock rotation rights, for which the Company has made a
 provision in its consolidated financial statements.   During 1995 and 1994,
 sales through both international and domestic distributors accounted for approximately 55% and 48% of net sales, respectively, while direct sales to OEMs accounted for approximately 45% and 52%, respectively, of net sales.

     In 1995, three customers each accounted for 10% or more of net revenues; All American Semiconductor, Inc. accounted for 13%, Bell Microelectronics, Inc. accounted for 13%, and Milgray Electronics, Inc. accounted for 10% of net revenues. In 1994, one customer, DSC Communications Corporation, accounted for approximately 17% of net revenues and, in 1993, Milgray Electronics, Inc., accounted for 13% of net revenues.

     International sales are conducted by sales representatives and distributors located in Japan, Canada, United Kingdom, Germany, France, Italy, Netherlands, Sweden, Finland, Hong Kong, Israel, Korea, Taiwan, and Singapore. During 1995, 1994, and 1993, the Company's export sales were approximately 20%, 18%, and 19%, respectively, of net sales. See Note 11 in "Notes to the Financial Statements" contained in Item 8 below. The Company's international sales are billed in United States dollars and therefore settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for the Company's
 products.   Although the Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, the Company has not experienced any material difficulties because of these restrictions.

     The Company's domestic distributors generally market products competitive with the Company's products. The Company's independent sales representatives and foreign distributors also may represent competitors of the Company.

     The Company warrants its products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

 BACKLOG

     As of December 31, 1995, the Company's backlog was approximately $8,356,800 and was approximately $2,269,100 as of December 31, 1994. The Company includes in its backlog all released purchase orders shippable within the following 18 months, including orders from distributors. The Company's backlog, although useful for scheduling production, does not represent actual sales and the backlog at any particular time should not be used as a measure of future sales or revenues. In accordance with accepted industry practice, orders in the backlog are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment and to changes in delivery schedules and do not reflect price adjustments that may be passed on to distributors and credits for returned products. The Company produces certain catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The Company's business for its catalog products, like the businesses of many companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts.

 RESEARCH AND DEVELOPMENT

     The Company's engineering staff is experienced in the design of both systems and integrated circuits. In 1995, the Company's development efforts were focused on the development of new digital processing circuits that address video image processing applications as well as enhancement or extension of existing products, especially design of new integrated circuit layouts required for compatibility with new silicon wafer sources. Product design efforts are supplemented by computer-design and simulation equipment. The Company also has an experienced test engineering group which works closely with the designers to develop production test software. Research and development expenditures were 9% of sales in 1995 and historically have been approximately 10% of net sales. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Statements of Income" contained in Items 6, 7 and 8, respectively.

 COMPETITION

     The semiconductor industry is intensely competitive and characterized by rapid technological change and rates of product obsolescence, price erosion, periodic shortage of materials, variations in manufacturing yields and efficiencies, and increasing foreign competition. The industry includes many major domestic and international companies which have substantially greater financial, technical, manufacturing, and marketing resources than the Company. In addition, there are many emerging companies which are attempting to obtain a share of the existing market. The Company faces competition from other manufacturers of high-performance integrated circuits, many of which have advanced technological capabilities, are currently increasing their participation in the high-performance CMOS market and have internal wafer production capabilities. The ability of the Company to compete in this rapidly evolving environment depends on elements both within and outside the control of the Company. These elements include: the Company's ability to develop new products in a timely manner; the cost effectiveness of its manufacturing; the successful introduction to and acceptance by customers of new products; the speed at which customers incorporate the Company's products into their systems; the continued access to advanced semiconductor foundries; the number and capabilities of its competitors as well as general economic conditions.

     In the area of high-performance DSP circuits, the Company competes with Texas Instruments, AT&T, Raytheon, Analog Devices and Harris among others. In the area of high-performance static random access memories (SRAMs), the Company competes with, among others, Integrated Device Technology, Cypress Semiconductor, UMC, Micron Technology, Hitachi, NEC, Fujitsu, Motorola, Toshiba, and Winbond.

 PATENTS AND COPYRIGHTS

     Because of the rapidly changing technology in the semiconductor industry, the Company relies primarily upon its design know-how and continued access to advanced CMOS process technology, rather than patents and copyrights, to develop and maintain its competitive position. The Company attempts to protect its trade secrets and other proprietary information through confidentiality agreements with employees, consultants, suppliers, and customers, but there can be no assurance that those measures will be adequate to protect the Company's interests. The Company is of the opinion that patent maskwork protection is of less significance in the Company's business than factors such as the experience and innovative skill of its personnel and the abilities of its management. There can be no assurance that others will not develop or patent technology similar to the Company's technology or copy or otherwise duplicate the Company's products. The Company owns five patents awarded by the United States Patent Office.

     Since others have obtained patents covering various semiconductor designs and processes, certain of the Company's present or future designs or processes may be claimed to infringe the patents of third parties. The Company has previously received and may in the future receive claims that one or more aspects or uses of the Company's products infringe on patent or other intellectual property rights of third parties. Presently, there are no such claims pending against the Company. The Company does not believe that it infringes any known patents at this time. If any such infringements exist or arise in the future, the Company may be liable for damages and may, like many companies in the semiconductor industry, find it necessary or desirable to obtain licenses relating to one or more of its current or future products.
 The Company expects, based on industry practice, that any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect on the Company. There can be no assurance, however, that licenses could in fact be obtained on commercially reasonable terms, or at all, or that litigation would not occur. The Company's inability to obtain such licenses or the occurrence of litigation could adversely affect the Company.

 EMPLOYEES

     As of December 31, 1995, the Company had 49 full-time employees: 5 in administration, 8 in research and development, 4 in quality assurance, 20 in production/test and 12 in marketing and sales. In addition, from time to time, the Company uses consultants and part-time employees. The Company's ability to attract and retain qualified personnel is an important factor in its continued success. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

 REGULATION

     Federal, state, and local regulations impose various environmental controls on the discharge of chemicals and gases in connection with the wafer manufacturing process. Since the Company relies on third party manufacturers and its activities do not involve utilization of hazardous substances generally associated with semiconductor processing, the Company believes such regulations do not have a material affect on its business or operations.

 ITEM 2. PROPERTIES

     The Company's executive offices, as well as its manufacturing and principal research and design facilities, are located in approximately 17,000 square feet of space in Sunnyvale, California pursuant to a lease expiring on
 November 30, 1996.   The Company maintains additional sales or field
 application support offices located in the metropolitan area of Newton, Connecticut, Somersville, New Jersey, Tampa-St. Petersburg, Florida and Warminster, England. The Company currently leases these sales and field application support offices on a month-to-month basis. The Company believes that its facilities will be adequate to meet its reasonably foreseeable needs or that alternative facilities will be available to it on acceptable terms so as to meet its requirements.

 ITEM 3. LEGAL PROCEEDINGS

 INSURANCE LITIGATION

     The Company tendered the defense of a wrongful termination action brought by several former employees (which action was settled in 1994 with formal settlement documents completed in early 1995) to several of its insurance carriers, only one of which provided a partial defense. Accordingly, to recover defense fees incurred in defending the wrongful termination action, on September 21, 1992, the Company filed a Complaint for Breach of Contract, Bad Faith Insurance Practices, and Declaratory Relief against those insurance carriers which did not provide defense. [LOGIC DEVICES, INC. V. ST. PAUL FIRE AND MARINE INS. CO., CENTENNIAL INSURANCE CO., FIREMAN'S FUND INS CO., case number 724849.] St. Paul Fire and Marine Insurance Co. has agreed to a mediation and arbitration procedure in connection with this action. The Company's Complaint is pending against the remaining insurance carriers.

 ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 1995.

                                PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded under the symbol "LOGC" on the Nasdaq National Market System. The following table sets forth for the period indicated, the high and low closing prices for the Company's Common Stock as reported by Nasdaq:

                1994                   HIGH       LOW

                First Quarter         $ 7 1/2    $ 5 7/8
                Second Quarter        $ 6        $ 2 3/4
                Third Quarter         $ 3 1/2    $ 2 3/4
                Fourth Quarter        $ 3 1/2    $ 2 7/16

                1995

                First Quarter         $ 4 3/4    $ 2 1/16
                Second Quarter        $13 1/2    $ 3 9/16
                Third Quarter         $15        $ 9 3/4
                Fourth Quarter        $10 3/4    $ 7 5/16



 HOLDERS

     As of March 28, 1996, there were approximately 1,250 holders of the Common Stock.

 DIVIDENDS

     The Company has not paid any dividends on its Common Stock and does not
 anticipate that it will do so in the foreseeable future.    The Company has
 entered into bank credit agreements which preclude the payment of dividends without the prior consent of the parties to such agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing". Regardless of any such restrictions in its bank credit and lease agreements, the present policy of the Company is to retain earnings to provide funds for the expansion of its business.

 ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company set forth below for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 has been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

 (Dollars in thousands,
 except per share
 amounts)                                Year ended December 31,
                            1995       1994       1993       1992       1991

 Net revenues               $16,611    $13,492    $12,817    $12,255    $18,596

 Net income                   1,384        708        277         85        454

 Net income per common
 share                         0.26       0.15       0.06       0.02       0.10

 Weighted average common
 shares outstanding
 (thousands)                  5,420      4,841      4,862      4,741      4,741

 Working capital             17,940      7,217      6,731      6,439      6,126

 Equipment and leasehold
 improvements (net)           2,410      2,163      2,371      2,049      2,416

 Total assets                23,366     14,925     13,741     13,030     14,235

 Long-term debt                 391      1,228      1,996      2,277      2,590

 Shareholders' equity        20,711      8,810      7,902      7,300      6,973

 Research and
 development expenses         1,451      1,338      1,285      1,234      1,879

 Number of employees             49         44         49         61         87

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

     The Company derives its revenues primarily from the sale of semiconductor products falling into two main groups; DSP circuits and SRAM circuits. The revenue and gross margin contributed by each of the 45 products making up these groups are subject to: (i) availability of such product from the wafer foundry producing it, (ii) market demand for the product, (iii) average selling price for the product and (iv) costs of production. The Company's net revenues, gross margin, operating income and net income can depend upon the success of one or a small number of its products in any given accounting period. The Company believes that in the future its net revenues and operating results may change from period to period depending upon the success of new product introductions, the timing of large orders, and other cyclical factors affecting the semiconductor industry in general. The Company has derived revenues from technology licensing fees, but does not expect such fees to be a significant portion of revenues in the future.

     The Company believes that relationships with silicon wafer suppliers can provide it with reliable sources of wafers while sparing the Company the substantial investment in capital equipment required to establish a wafer fabrication facility. During 1992 and again in 1995, the Company was unable to receive adequate supplies of processed wafers conforming to the Company's quality standards from its then foundry suppliers, and accordingly, the Company's business and relationships with its customers were adversely affected. See "Business -- Background." The Company works closely with the foundries in order to take advantage of their processing capabilities and continues to explore and develop additional foundry relationships in order to minimize its dependence on any single relationship. See "Business -- Wafer Fabrication Technology."

     The Company's in-house production capabilities consist of wafer testing, package marking, hot and cold testing, assembled product testing, final inspection, and quality/reliability screening. These production activities are included as cost components in the Company's cost of sales. The Company began subcontracting its assembly operations in 1993 as a means for further cost savings and more efficient operations.

     The Company historically has maintained high levels of inventory in recognition of the economics of having relatively small amounts of product processed by third-party suppliers and in order to protect against disruptions in supplies. The Company believes that it presently maintains a level of inventory appropriate to its business. It is the Company's policy to provide reserves for any product material that is over one year old with no back-log or sales activity, and to book reserves for future obsolescence.

     The Company expects to continue to make substantial commitments to research and development of new products and to improve existing products.
 The Company introduced 2 new products in 1995.    In addition to the 45
 catalog products currently offered, the Company began the development of additional products which are expected to be introduced in 1996.

     The following table sets forth for the periods indicated the percentage of net revenues (rounded to the nearest whole percent) represented by certain items of the Company's Consolidated Statements of Income:

                                      YEAR ENDED DECEMBER 31,
                             1995       1994       1993      95/94     94/93
 Net revenues                100%       100%       100%        23%        5%
 Cost of revenues             56%        56%        58%        23%        1%
     Gross margin             44%        44%        42%        23%       11%

 Operating expenses:

 Research and development      9%        10%        10%         8%        4%
 Selling, general and
     administrative           21%        24%        26%         9%       (2)%
     Total operating          30%        34%        36%         9%        0%
           expenses
 Income from operations       14%        10%         6%        75%       76%
 Interest expense, net         2%         3%         3%       (30)%      (4)%
     Income before income
           taxes              12%         7%         3%       109%      141%
 Income taxes                  4%         2%         1%       142%      111%
 Net income                    8%         5%         2%        96%      156%

 RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     Net revenues for the year ended December 31, 1995 were $16,611,100, a 23% increase over the $13,492,300 in the year ended December 31, 1994. The increase was due to the increased demand for and availability of the Company's products during 1995. Sales of the Company's SRAM products increased substantially over the former period, as the Company was able to support a portion of the heavy demand for the Company's SRAM product experienced mid-1995 with a limited amount of wafer material.

     Cost of revenues increased from $7,543,600 in the year ended December 31, 1994 to $9,259,200 in the year ended December 31, 1995. Gross profit increased from $5,948,700 in 1994 to $7,351,900 in 1995 due to the increase in net revenues. Gross profit margin as a percentage of sales was 44% for both 1994 and 1995.

     Research and development expenses were $1,450,600 in the year ended December 31, 1995 versus $1,337,900 in the year ended December 31, 1994, an increase of 8%. This growth was due to new product development efforts. Research and development expenses as a percentage of net revenues decreased from 10% in the 1994 to 9% in 1995.

     Selling, general and administrative expenses increased 9% from $3,280,900 in the year ended December 31, 1994 to $3,572,200 in the year ended December
 31, 1995.   The increase was due to higher Sales and Marketing expenses incurred during the period to support the growth in revenues. Sales commissions paid to the Company's salesmen and independent sales representative plus expenses associated with increased Marketing promotion efforts constituted the majority of the expense increase. As a percentage of net revenues, selling, general and administrative expenses decreased from 24% in 1994 to 21% in 1995.

     In the year ended December 31, 1995, operating income increased 75% to $2,329,100 from $1,329,900 in the year ended December 31, 1994, due to the above-mentioned factors. As a percentage of net revenues, operating income increased from 10% in the 1994 period to 14% in the 1995 period.

     Interest expense remained constant between the two periods, at $338,600 in
 1994 and $339,700 in 1995.    Interest income increased from $800 in the 1994
 period to $102,300 in the 1995 as a result of interest earned on cash investment.

     As a result of the foregoing, net income increased from $707,800 in the year ended December 31, 1994 to $1,383,800 in the year ended December 31, 1995.

 YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

     Net revenues for the year ended December 31, 1994 were $13,492,300, a 5% increase over the $12,817,200 in the year ended December 31, 1993. The increase was due primarily to the increased demand for and availability of the Company's products. Sales of the Company's SRAM products increased only modestly over the former to the latter period, as the Company continued to change over to new designs to be produced under new foundry relationships.

     Cost of revenues increased from $7,446,100 in the year ended December 31, 1993 to $7,543,600 in the year ended December 31, 1994. Gross profit increased from $5,371,100 in 1993 to $5,948,700 in 1994 due to the increase in net revenues. Gross profit margin increased from 42% to 44% due to the greater contribution to net revenues in the latter period of new DSP designs, which carry profit margins greater than the Company average.

     Research and development expenses were $1,337,900 in the year ended December 31, 1994 versus $1,285,200 in the year ended December 31, 1993, an increase of 4%. This growth was due to new product development efforts. Research and development expenses as a percentage of net revenues were 10% in the 1994 and 1993 periods.

     Selling, general and administrative expenses decreased 2% from $3,329,500 in the year ended December 31, 1993 to $3,280,900 in the year ended December 31, 1994. The decrease was the result of aggressive control of internal expenses in many categories, each by themselves not material but which in aggregate resulted in a material reduction. As a percentage of net revenues, selling, general and administrative expenses decreased from 26% in 1993 to 24% in 1994.

     In the year ended December 31, 1994, operating income increased 76% to $1,329,900 from $756,400 in the year ended December 31, 1993, due to the above-mentioned factors. As a percentage of net revenues, operating income increased from 6% in the 1993 period to 10% in the 1994 period.

     Interest expense remained relatively constant between the two years, at $372,600 in the 1993 period and $338,600 in the 1994 period.

     As a result of the foregoing, net income increased from $276,900 in the year ended December 31, 1993 to $707,800 in the year ended December 31, 1994.

 LIQUIDITY AND CAPITAL RESOURCES

     For the three years ended December 31, 1995 the Company's after-tax cash earnings (net income plus non-cash charges) significantly exceeded its net income, due to significant non-cash charges for depreciation, amortization, and ESOP compensation expense. Such after-tax cash earnings ($2,020,900 in 1995, $1,963,500 in 1994, and $1,634,200 in 1993) have served as the Company's primary source of financing for working capital needs and for capital expenditures during these years.

     During 1995, the Company's after-tax cash earnings provided funding for increases of $1,214,400 in inventories, $1,856,400 of accounts receivable and $199,800 in net other resulting in net cash used by operations of $1,249,700. Capital equipment expenditures and increases to other assets used $911,700 net in cash. The Company completed three private placements of securities during the period which provided $9,665,200 in net cash. Repayment of bank notes (including a term loan in the principal amount of $800,000 which had been used previously to repay certain debt to shareholders) used $3,889,700 net in cash. The Company was also provided with cash flow from the exercise of certain warrants and employee stock options which provided $542,100 in cash flow for the period.

     During 1994, after-tax cash earnings of $1,963,500 supplemented by an increase in accounts payable and other operating assets and liabilities of $593,500 funded increases of $1,509,400 in inventories and $402,500 of accounts receivable and resulted in net cash provided by operations of $645,100. Such amount plus a net increase in indebtedness of $166,500 and an increase of $116,700 from the sales of common stock financed capital expenditures and increases in other assets of $900,400.

     During 1993, after-tax cash earnings of $1,634,200 supplemented by an inventory reduction of $279,800, and an increase in accounts payable and other operating assets and liabilities of $449,400 funded the increase of $673,500 in accounts receivable and resulted in net cash provided by operations of $1,689,900. Such amount and $83,500 from the sales of common stock financed capital expenditures and increases in other assets of $1,104,700 and allowed the Company to reduce net indebtedness by $669,000.

     The Company believes that its after-tax cash earnings, combined with cash on hand and financing available under its existing line of credit will be sufficient to support its working capital and capital expenditure requirements for at least the next twelve months.

 WORKING CAPITAL

     The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company as a nature of its business, has maintained these levels of inventories and accounts receivable.

     The Company relies on third party suppliers for raw materials and as a result maintains substantial inventory levels to protect against disruption in supplies. The Company has historically maintained inventory levels from approximately 225 days to 360 days, since 1990. The low point in inventory levels came in 1992 and 1993 when the Company had supply disruptions from one of its major suppliers.

     The Company, looks at its inventories in relationship to its sales which have ranged from 155 days to 185 days within the periods between 1995 and 1990. This inventory to sales ratio is a more stable measure of inventory levels, versus the traditional inventory turnover measure because, at the times when the Company is experiencing supply disruptions, and therefore lower inventory levels, the Company is also experiencing increased costs of goods due to inefficiencies in its operations stemming from sporadic deliveries which skews the numerator and denominator in different directions for inventory turns calculations. The lowest days on hand of inventory to sales has been experienced when the Company has had supply disruptions as in 1992 and 1993.

     The Company provides reserves for any product material that is over one year old with no back-log or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. For the year ended December 31, 1995, the Company took physical inventory write-downs of approximately $350,000.

     The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to 80% of the quarterly revenues are shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable still not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which make up 45% of the Company revenues) generally pay 60 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest
 point for the period.   This has been consistent over prior periods.

     Although current levels of inventory and accounts receivable impact the Company's liquidity, the Company believes that it is a cost of doing business given the Company's fabless operation. The Company is in the process of diversifying its supplier base to reduce the risk of supply disruption. However, this will require a significant investment in product development to tooling with new suppliers. The Company believes that as it expands its customer base it will be able to even out the flow of its shipments within its quarterly reporting periods.

 FINANCING

     In August of 1995, the Company issued a total of 855,000 shares of Common Stock in two separate private placement transactions exempt from registration under the Securities Act, for an aggregate consideration of approximately $9,854,300. In September of 1995, the Company issued a total of 57,500 shares of Common Stock in a separate private placement transaction exempt from registration under the Securities Act, for an aggregate consideration of approximately $487,500.

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

     On December 7, 1995, the Company increased the amount available under its line of credit agreement with Sanwa Bank from $3,000,000 to $8,000,000 and extended the maturity date to June 30, 1996. In addition, the interest under the line of credit changed from bearing interest at bank prime plus 1.500% to the banks prime rate plus 0.750%. The line of credit requires the Company to maintain a minimum tangible net worth of $17,500,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.50 to 1.00, and profitability on a year to date basis. As of December 31, 1995 the Company was in compliance with these covenants even though there was no outstanding balance under this agreement. See Note 6 of Notes to Consolidated Financial Statements. The line of credit facility is secured by all of the assets of the Company. Currently, the entire $8,000,000 is available under the line of credit facility.

     Under the terms of its line of credit facility, the Company is precluded from paying any cash dividends without the consent of the lender even if the Company is in compliance with all of the financial covenants but is allowed to pay stock dividends whether or not there was any other covenant violation. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future and anticipates reinvesting its cash flow back into operations.

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

     In 1989, the Company established an ESOP and borrowed $1,000,000 from a bank and loaned the proceeds to the ESOP on the same terms and conditions as its loan from the bank. The Company made monthly contributions to the ESOP in order that the ESOP could make principal and interest payments on its debt obligations to the Company. The loan was fully retired in July of 1994. The loan was secured by the shares of the Company's Common Stock purchased by the ESOP. In 1995, the Company terminated the ESOP. At the termination date, 226,770 shares of Common Stock were vested, and the Company is in the process of distributing the shares to eligible participants. The Company filed a registration statement under the Securities Act to register the shares being distributed. Following the distribution of the shares held by the ESOP, the distributees will be free to sell such shares without restriction.

     On April 14, 1995, the Company acquired certain assets from Star Semiconductor Corp., including patents, processes and technology regarding a proprietary stream processor ("SPROC") which is a programmable DSP architecture that offers a significant performance advantage in data flow signal processing applications. Such assets were acquired in return for 75,000 shares of the Company's Common Stock. These shares were registered under the Securities Act in October 1995.

     Warrants to purchase an aggregate of 150,000 shares of Common Stock had been issued in connection with an extension of the Shareholder Loan under a Loan Extension and Warrant Purchase Agreement entered into in March 1991. Warrants to purchase 74,955 shares were exercised during the year ended December 31, 1995 and warrants to purchase 75,045 were exercised in February of 1996. The exercise price of the warrants was $3.45 per share.

     On February 15, 1995, the non-employee directors of the Company were granted warrants to purchase an aggregate of 220,000 shares of Common Stock. The grants were ratified by shareholders of the Company at the Company's 1995 annual meeting of shareholders held June 13, 1995. The warrants have an exercise price of $2.5625 per share, which was the last reported transaction price of the Common Stock on February 15, 1995, and expire on February 15, 2000. Certain other warrants to purchase an aggregate of 34,350 shares of Common Stock were issued by the Company in connection with two of the private placements described above. Under one transaction, the warrant gives the holders the right to purchase from the Company up to 31,850 shares of Common Stock at an exercise price equal to $12.625 per share (the last reported transaction price on August 21, 1995). The warrant was exercisable immediately upon its issuance and expires on August 21, 1998. The shares underlying this warrant were registered in October 1995. Under the other transaction, the warrants gives the holders the right to purchase from the Company up to 2,500 shares of Common Stock at an exercise price equal to $11.875 per share (the closing bid price on September 14, 1995). These warrants were exercisable immediately upon their issuance and expire on September 19, 1998. All of the warrants granted in these transactions are transferable by the holders thereof in accordance with applicable securities laws.

     While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide a sufficient base of liquidity for funding operations and capital needs to support the Company's operations.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

 CONSOLIDATED FINANCIAL STATEMENTS:                                PAGE

 Independent Auditors' Report .......................................20
 Consolidated Balance Sheets, December 31, 1995 and 1994 ............21
 Consolidated Statements of Income, years ended
   December 31, 1995, 1994 and 1993 .................................22
 Consolidated Statements of Shareholders' Equity,
   years ended December 31, 1995, 1994 and 1993 .....................23
 Consolidated Statements of Cash Flows, years ended
   December 31, 1995, 1994 and 1993 .................................24
 Notes to Consolidated Financial Statements .........................25
 Quarterly Financial Data (unaudited) years ended
   December 31, 1995 and 1994 .......................................35

 CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

 Schedule II -  Valuation and Qualifying Accounts ...................40
 Exhibit 11 - Computation of Earnings per Common Share ..............44

 MC

 Meredith Cardozo
 Certified Public Accountants



                          INDEPENDENT AUDITORS' REPORT



 To the Board of Directors and Shareholders
 Logic Devices Incorporated

 We have audited the consolidated financial statements of Logic Devices Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logic Devices Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


 /s/ Meredith Cardozo

 San Jose, California
 March 20, 1996

                           LOGIC DEVICES INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS
                                    (Note 6)
                                                           1995         1994
 Current assets:
   Cash and cash equivalents                         $  4,378,500   $  222,300
   Accounts receivable, net of allowance for
         doubtful accounts of $119,500
         and $49,500, respectively (Note 12)            5,844,000    4,057,600
   Inventories (Note 3)                                 8,296,000    7,081,600
   Prepaid expenses and other assets (Note 9)             980,300      405,800
   Deferred income taxes (Note 7)                         704,700      336,100
      Total current assets                             20,203,500   12,103,400

 Property and equipment, net (Notes 4 and 6)            2,409,800    2,162,700
 Other assets (Note 2)                                    752,700      658,500

                                                   $   23,366,000 $ 14,924,600


                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Bank borrowings (Note 6)                           $       --   $ 2,846,400
   Accounts payable                                       991,000    1,270,300
   Accrued expenses                                       278,800      292,400
   Current portion of obligations to
        shareholders (Note 5)                                  --      200,000
   Current portion of obligations under
        capital leases  (Note 6)                          175,200      125,400
   Income taxes payable (Note 7)                          819,000      151,400
      Total current liabilities                         2,264,000    4,885,900

 Obligations to shareholders, less
         current portion (Note 5)                              --      663,900
 Obligations under capital leases, less
         current portion (Note 6)                         166,200      155,100
 Deferred income taxes (Note 7)                           225,000      409,400

 Shareholders' equity (Notes 5 and 10):
   Preferred Stock, no par value; 1,000,000 shares
         authorized; 5,000 designated
         as Series A; 154 shares
         issued and outstanding in 1994                        --      154,000
   Common Stock, no par value; 10,000,000 shares
         authorized; 5,916,705
         and 4,762,584 shares issued
         and outstanding, respectively                 16,741,900    6,071,200
   Retained earnings                                    3,968,900    2,585,100
      Total shareholders' equity                       20,710,800    8,810,300

 Commitments and contingencies (Notes 6, 8 and 9)

                                                   $   23,366,000 $ 14,924,600

          See accompanying Notes to Consolidated Financial Statements

                          LOGIC DEVICES INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                           1995          1994           1993
 Net revenues (Notes 9 and 11)       $ 16,611,100  $ 13,492,300  $  12,817,200
 Cost of revenues                       9,259,200     7,543,600      7,446,100
         Gross margin                   7,351,900     5,948,700      5,371,100

 Operating expenses:
   Research and development             1,450,600     1,337,900      1,285,200
   Selling, general and administrative  3,572,200     3,280,900      3,329,500
      Total operating expenses          5,022,800     4,618,800      4,614,700

         Income from operations         2,329,100     1,329,900        756,400

 Other (income) expense:
   Interest expense                       339,700       338,600        372,600
   Interest income                       (102,300)         (800)        (2,800)
   Other                                   (7,900)      (11,500)       (30,300)
                                          229,500       326,300        339,500

         Income before income taxes     2,099,600     1,003,600        416,900

 Income taxes (Note 7)                    715,800       295,800        140,000

         Net income                 $   1,383,800   $   707,800  $     276,900


 Earnings per share:
   Net income per common share         $     0.26    $     0.15     $     0.06

   Weighted average common shares
   outstanding                          5,419,672     4,841,373      4,861,505

          See accompanying Notes to Consolidated Financial Statements.

                           LOGIC DEVICES INCORPORATED
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         Guarantee
                                                         of
                                                         leveraged
   PREFERRED STOCK   COMMON STOCK           Retained     ESOP
   SHARES   AMOUNT   SHARES    AMOUNT       EARNINGS     BORROWING    TOTAL

Balances as of
December 31, 1992
   154   $ 154,000  4,715,584 $ 5,871,000 $ 1,600,400 $ (325,600) $ 7,299,800

 Proceeds from exercise of
 common stock options
    --         --      22,000      83,500         --         --        83,500

 ESOP compensation expense
    --         --         --          --          --     241,800      241,800

 Net income
    --         --         --          --      276,900        --       276,900

Balances as of
December 31, 1993
   154     154,000  4,737,584   5,954,500   1,877,300    (83,800)   7,902,000

 Proceeds from exercise of
 common stock options
    --         --      25,000     116,700         --         --       116,700

 ESOP compensation expense
    --         --         --          --          --      83,800       83,800

 Net income
    --         --         --          --      707,800        --       707,800

Balances as of
December 31, 1994
   154     154,000  4,762,584   6,071,200   2,585,100        --     8,810,300

 Proceeds from exercise of
 common stock options
    --         --      66,000     283,500         --         --       283,500

 Private stock offerings, net
 of issuance costs of
 $416,300
    --         --     912,500   9,665,200         --         --     9,665,200

 Conversion of Series A
 preferred stock into
 common stock
   (154)   (154,000)   25,666     154,000         --         --           --

 Purchase of assets for stock
 (Note 2)
     --        --      75,000     309,400         --         --       309,400

 Conversion of stock warrants
 (Note 5)
     --        --      74,955     258,600         --         --       258,600

 Net income
     --        --         --          --    1,383,800        --     1,383,800

Balances as of
December 31, 1995
     --    $   --   5,916,705 $16,741,900 $ 3,968,900     $  --   $20,710,800

      See accompanying Notes to Consolidated Financial Statements.

                          LOGIC DEVICES INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  (NOTE 13)

                                             1995          1994         1993
 Cash flows from operating activities:
   Net income                            $  1,383,800  $  707,800   $  276,900
   Adjustments to reconcile net loss to
   net cash provided by operating activities:
      Depreciation and amortization         1,120,100   1,246,100    1,194,900
      Allowance for doubtful accounts          70,000     (12,500)     (59,000)
      ESOP expense                               --        83,800      241,800
      Deferred income taxes                  (553,000)    (61,700)     (20,400)
      Changes in assets and liabilities:
         Accounts receivable               (1,856,400)   (402,500)    (673,500)
         Inventories                       (1,214,400) (1,509,400)     279,800
         Prepaid expenses and other assets   (574,500)    166,900       60,900
         Accounts payable                    (279,200)    226,600      536,100
         Accrued expenses                     (13,700)     48,600     (147,600)
         Income taxes payable                 667,600     151,400          --
            Net cash (used in) provided by
              operating activities         (1,249,700)    645,100    1,689,900

 Cash flows from investing activities:
   Capital expenditures                      (884,800)   (711,900)  (1,085,500)
   Other assets                               (26,900)   (188,500)     (19,200)
            Net cash used in investing
               activities                    (911,700)   (900,400)  (1,104,700)

 Cash flows from financing activities:
   Proceeds from bank borrowings            3,011,400   3,412,400      520,500
   Repayments of bank borrowings           (5,857,800) (2,466,300)    (345,000)
   Proceeds from long-term debt obligations   800,000         --           --
   Repayments of long-term debt obligations  (979,400)   (579,600)    (644,500)
   Repayments of obligations to shareholders (863,900)   (200,000)    (200,000)
   Sale of common stock                    10,207,300     116,700       83,500
            Net cash provided by (used in)
               financing activities         6,317,600     283,200     (585,500)

 Net increase (decrease) in cash
            and cash equivalents            4,156,200      27,900         (300)

 Cash and cash equivalents at
            beginning of year                 222,300     194,400      194,700
 Cash and cash equivalents at end of year $ 4,378,500  $  222,300  $   194,400




          See accompanying Notes to Consolidated Financial Statements.

                          LOGIC DEVICES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Summary of Significant Accounting Policies.

     THE COMPANY
     Logic Devices Incorporated (the Company) develops and markets high-performance digital complementary metal oxide silicon (CMOS) integrated circuits for applications which require high-operating speeds and low-operating power.

     PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     CASH EQUIVALENTS
     For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Equipment and leasehold improvements are stated at cost. Depreciation on equipment and leasehold improvements is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Certain tooling costs are capitalized by the Company and amortized on a straight-line basis over the shorter of the related product life cycle or five years.

     COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
     Costs in excess of the fair value of net assets acquired is amortized on a straight line basis, generally over 7 years.

     CAPITALIZED SOFTWARE COSTS
     Internal test computer software development costs incurred subsequent to the determination of its technical feasibility are capitalized and amortized on a straight-line basis over the shorter of the related expected product life cycle or five years. As of December 31, 1995 and 1994, such costs aggregated $1,812,500 and $1,722,800, respectively, and are included in other assets in the consolidated financial statements net of accumulated amortization of $1,519,200 and $1,277,100, respectively.

                                                                   (continued)

     REVENUE RECOGNITION
     Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements which provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time.

     INCOME TAXES
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Deferred income taxes as of December 31, 1995 and 1994, primarily result from certain expenses that are not currently deductible for tax purposes.

     NET INCOME PER COMMON SHARE
     Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for each year. Common equivalent shares consist of convertible preferred stock (in 1994 and 1993) and the dilutive effect, if any, of stock options and warrants.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     LONG-LIVED ASSETS
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The new standard is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 in the first quarter of 1996. Upon adoption, the Company does not expect SFAS No. 121 to have an effect upon the Company's financial condition or results of operations.

                                                                   (continued)

     STOCK-BASED INCENTIVE PROGRAM
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue with the accounting prescribed by APB Opinion No. 25 are required to disclose pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The new standard is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 123 in the first quarter of 1996, but will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25 supplemented by SFAS No. 123's required footnote disclosures. Adoption of SFAS No. 123 will not have a significant effect upon the Company's financial condition or results of operations.

     RECLASSIFICATION
     Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

 2.  Acquisition.

     On April 14, 1995, the Company acquired and accounted for as a purchase, certain intellectual and intangible assets of STAR Semiconductor Corporation. Total consideration for the acquisition was 75,000 shares of the Company's common stock valued at $309,400 for which the entire amount was assigned to costs in excess of fair value of the net assets acquired and other intangible assets. Pro forma results of operations assuming that this acquisition had taken place at the beginning of the respective periods have not been presented because the effects of the acquisition were not significant.

 3.  Inventories.

     A summary of inventories follows:

                                                1995        1994
     Raw materials                       $    938,000  $  835,500
     Work-in-process                        3,912,600   4,418,300
     Finished goods                         3,445,400   1,827,800
                                         $  8,296,000 $ 7,081,600
                                                                   (continued)

 4.  Property and Equipment.

     A summary of property and equipment follows:

                                                           1995        1994
     Equipment                                       $ 5,729,000  $ 4,956,900
     Tooling costs                                     4,182,700    3,829,700
     Leasehold improvements                              162,800      162,800
                                                      10,074,500    8,949,400
     Less accumulated depreciation and amortization    7,664,700    6,786,700
                                                    $  2,409,800 $  2,162,700

     Equipment under capital lease obligations aggregated $1,043,400 and $803,200 in 1995 and 1994, with related accumulated amortization of $741,100 and $596,800, respectively.

 5.  Related Party Transactions.

     OBLIGATION TO SHAREHOLDERS
     In 1987, the Company consolidated various existing notes payable and related accrued interest into a single note payable. The note payable was held by shareholders who are two groups of family trusts (the Trusts) established for members of the families of two of the Company's board of directors. As of December 31, 1995, the Company had repaid the entire outstanding balance of the shareholder note, from the proceeds of the private stock offerings.

     WARRANTS
     Between the years 1991 and 1993, the Company granted warrants to purchase 150,000 shares of the Company's common stock to the Trusts for extension of the shareholder obligation. These warrants are exercisable at $3.45 per share and expire in March, 1996 (Note 10). In 1995, warrants for 74,955 shares of common stock were converted for aggregate proceeds of $258,600. In addition, the remaining warrants were converted to common stock in February 1996.

     In 1995, the Company granted 200,000 warrants to two non-employee directors related to the Trusts referred to above and 20,000 warrants to one non-employee director to purchase the Company's common stock. These warrants are exercisable at $2.5625 per share and expire February 15, 2000 (Note 10).
                                                                  (continued)

 6.  Debt Financing.

     BANK BORROWINGS
     The Company has a $8,000,000 revolving line of credit with a bank which expires on June 30, 1996, bears interest at the bank's prime rate plus 0.75% (9.250% at December 31, 1995), and is secured by the assets of the Company. The line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of December 31, 1995, the Company had $8,000,000 available under the revolving line of credit.

     In 1995, the Company used $3,697,000 from the proceeds of the private stock offerings to retire the then outstanding obligations under the revolving line of credit and term debt.

     CAPITAL LEASE OBLIGATIONS
     The Company leases certain equipment under capital leases. A summary of the future minimum lease payments under capitalized leases together with the present value of such minimum lease payments follows:

     YEARS ENDED DECEMBER 31,
          1996                                               $  198,700
          1997                                                  163,800
          1998                                                    7,300
          Future minimum lease payments                         369,800

          Less amount representing interest (9.5% to 15.8%)      28,400

          Present value of future minimum lease payments        341,400
          Less current portion                                  175,200
                                                             $  166,200

 7.  Income Taxes.

     Income tax expense for the years ended December 31, 1995, 1994 and 1993 comprise:

                                         CURRENT    DEFERRED     TOTAL
          1995:
            Federal                 $ 1,075,100  $ (468,800)  $ 606,300
            State                       193,700     (84,200)    109,500
                                    $ 1,268,800  $ (553,000)  $ 715,800
                                                                   (continued)

                                     CURRENT    DEFERRED     TOTAL
          1994:
             Federal              $  302,900  $  (52,300)  $ 250,600
             State                    54,600      (9,400)     45,200
                                  $  357,500  $  (61,700)  $ 295,800

          1993:
             Federal              $  136,000  $  (17,400)  $ 118,600
             State                    24,400      (3,000)     21,400
                                  $  160,400  $  (20,400)  $ 140,000


     Deferred income taxes result from timing differences in the recognition of certain expenses and income items for tax and financial reporting purposes as follows:

                                                1995       1994        1993
          Distributor sales                 $   5,700 $  (14,700)  $  39,000
          Capitalized inventory costs         223,100     19,700     134,300
          Reserve not currently deductible     71,900   (120,500)    281,900
          Depreciation                        191,200     83,200    (282,600)
          Capitalized software costs           61,100     94,000    (152,200)
                                            $ 553,000 $   61,700   $  20,400

     The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34% in 1995, 1994 and 1993 to income before income taxes:

                                               1995       1994        1993
          Federal income tax at
             statutory rate               $  717,300  $  341,200  $ 139,100
          Utilization of tax credits        (121,400)   (107,000)   (17,400)
          State income taxes, net of
              federal tax benefit            129,500      61,600     25,100
          Other, net                          (9,600)        --      (6,800)
                                          $  715,800  $  295,800  $ 140,000

                                                                   (continued)

     Deferred tax assets (liabilities) comprises the following:

                                                       1995        1994
          Distributor sales                        $  40,300   $  34,600
          Capitalized inventory costs                412,700     189,600
          Reserve not currently deductible           307,900     236,000
          Depreciation                              (223,100)   (414,300)
          Capitalized software costs                 (58,100)   (119,200)
             Net deferred tax asset (liability)    $ 479,700   $ (73,300)

 8.  Commitments.

     The Company leases its facilities and certain equipment under operating leases. The facility lease requires the Company to pay certain maintenance and operating expenses such as taxes, insurance, and utilities. Rent expense related to these operating leases was $939,100, $918,600, and $1,059,400, during 1995, 1994 and 1993, respectively.
     Future minimum lease payments required under non-cancelable operating leases with terms in excess of one year are as follows: 1996 $478,500; 1997 $4,100.

 9.  Product Development and Foundry Agreements.

     In 1992, the Company entered into an agreement with OKI Electric Industries (OKI) of Japan to undertake the development of high-speed 1-megabit SRAM, to license that product to OKI for manufacture and sale, and to allow the Company to purchase wafers from OKI. License revenue, included in net revenues, under this agreement aggregated $350,000 in 1993. There were no such license revenues recognized in 1995 and 1994.

     In order to secure a long-term volume source of wafer production, in December 1995, the Company entered into a foundry capacity agreement (the Agreement) with Zentrum Mikroelektronik Dresden (ZMD), a German limited liability company. Under the terms of the Agreement, the Company entered into a non-cancelable purchase commitment for one years production capacity of certain of its products with ZMD, at predetermined prices. The Agreement required a $792,000 pre-payment for the years purchases, which is included in prepaid expenses and other assets, and is renewable annually upon satisfaction of various provisions.

                                                                   (continued)

 10. Capital Stock.

     PREFERRED STOCK
     In June 1995, each share of the Series A Preferred Stock held by the Trusts (Note 5), was converted into 166.67 shares of common stock. As of December 31, 1995 and 1994, there was 0 and 154 shares of Series A Preferred Stock outstanding, respectively.

     COMMON STOCK
     During 1995, the Company issued a total of 912,500 shares of the Company's common stock in private placement transactions exempt from registration under the Securities Act, which generated net proceeds of approximately $9,665,200. These proceeds were used to repay the shareholder debt (Note 5) and retire the bank debt outstanding at that time (Note 6).

     Also during 1995, the Company purchased certain assets of Star Semiconductor Corporation for 75,000 shares of the Company*s common stock (Note 2).

     STOCK PURCHASE WARRANTS
     As of December 31, 1995, the following common stock warrants were issued and outstanding:

            Issued with  Shares Subject   Exercise       Expiration
            RESPECT TO:      TO WARRANT     PRICE           DATE

            Extension of
               obligation to
               shareholders     75,045    $  3.4500      March 1, 1996
            Private Placement   31,850    $  12.6250     August 21, 1998
            Private Placement    2,500    $  11.8750     September 19, 1998
            Non-employee
               Board of
               Directors
               compensation    220,000    $  2.5625      February 15, 2000

     STOCK OPTION PLAN
     The Company has an incentive, nonqualified stock option plan (the Plan), which provides for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company's stock at the grant date. Options vest ratably over four years and expire in ten years. The Company has reserved 225,000 shares of its common stock for issuance under the Plan.


                                                                   (continued)

     A summary of transactions under the stock option plan follows:

                                  Options available  OPTIONS OUTSTANDING
                                       FOR GRANT     SHARES   EXERCISE PRICE
         Balance at December 31, 1992    102,500     122,500   $1.625 - $4.25
           Canceled                       22,500     (22,500)  $4.25
           Exercised                         --      (22,000)  $3.25 - $4.25
         Balance at December 31, 1993    125,000      78,000   $1.625 - $4.25
           Granted                       (25,000)     25,000   $2.75
           Exercised                         --      (25,000)  $1.625
         Balance at December 31, 1994    100,000      78,000   $1.625 - $4.25
           Granted                       (85,000)     85,000   $8.00
           Exercised                         --      (66,000)  $1.625 - $4.25
         Balance at December 31, 1995     15,000      97,000   $1.625 - $8.00

     At December 31, 1995, options to purchase 12,000 shares of the Company*s common stock were exercisable.

     LEVERAGED ESOP
     In 1989, the Company established an Employee Stock Ownership Plan (ESOP) covering substantially all employees. To fund the plan, the Company borrowed $1,000,000 from a bank and loaned the proceeds to the ESOP. These borrowings were retired in 1994 and the ESOP was terminated in 1995. In June 1995, the Company filed a registration statement under the Securities Act to register the shares being distributed. Following the distribution of the shares held by the ESOP, the distributees will be free to sell such shares without restriction. As of December 31, 1995, 226,770 shares of Common Stock were vested in the ESOP pending distribution.

 11. Major Customers and Export Sales.

     The Company had the following export sales:

                                     1995         1994         1993
          Far East             $ 1,500,600    $ 939,300  $ 1,649,600
          Western Europe         1,831,400    1,517,000      726,200
          Other                    108,800       22,200          --
                               $ 3,440,800  $ 2,478,500  $ 2,375,800

     In 1995, two customers each accounted for approximately 13% of net revenues, and one customer accounted for approximately 10% of net revenues. In 1994 and 1993, one customer accounted for approximated 17% and 13%, respectively, of net revenues.
                                                                   (continued)

 12. Concentration of Credit Risk.

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

     A significant portion of the Company's accounts receivable are derived from one major class of customer (distributors) with the remainder spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to provision being made at the date of the sale for returns and allowances, diversity of its products, end-customers, geographic sales areas and insurance on foreign distributor sales. The Company performs credit evaluations of its customers' financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

     In 1993, the Company recognized a write-off of approximately $310,000 of accounts receivable as the result of a bankruptcy of one of its foreign distributors prior to obtaining credit insurance for such losses.

 13. Statements of Cash Flows.

     The Company paid $339,700, $338,600 and $372,600 for interest and $454,600, $98,700 and $96,300 in income taxes in 1995, 1994 and 1993, respectively.

     Noncash investing activities for 1995 and 1993 consisted of the acquisition of $240,200 and $119,100, respectively, of equipment under capital leases.

     In addition, as discussed in Note 2, noncash investing activities in 1995 included the issuance of 75,000 shares of the Company*s common stock for certain assets of STAR Semiconductor Corporation.

 QUARTERLY FINANCIAL DATA (UNAUDITED)

 The following is a summary of unaudited results of operations (dollars in thousands except per share data) for the years ended December 31, 1995 and 1994.

                     FIRST        SECOND      THIRD       FOURTH
 1995                QUARTER      QUARTER     QUARTER     QUARTER      TOTAL
 Net revenues        $ 3,550      $ 4,408     $ 4,517     $ 4,136      $ 16,611

 Gross margin          1,666        1,827       1,833       2,026         7,352

 Income from
 operations              499          696         689         445         2,329

 Income before income
 taxes                   400          602         648         450         2,100

 Net income              272          407         441         264         1,384

 Earnings per share     0.06         0.08        0.08        0.05          0.26

 Weighted average
 shares                4,913        5,294       5,667       5,420         5,420

                     FIRST        SECOND      THIRD       FOURTH
 1994                QUARTER      QUARTER     QUARTER     QUARTER      TOTAL
 Net revenues        $ 3,297      $ 3,156     $ 3,462     $ 3,577      $ 13,492

 Gross margin          1,476        1,445       1,547       1,481         5,949

 Income from
 operations              353          208         389         380         1,330

Income before income
 taxes                   285          136         307         279         1,004

 Net income              188           96         215         209           708

 Earnings per share     0.04         0.02        0.04        0.05          0.15

 Weighted average
 shares                4,870        4,788       4,779       4,841         4,841

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

 PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 DIRECTORS AND EXECUTIVE OFFICERS

 The following is a list of the directors and executive officers of the Company as of December 31, 1994, all of whom are elected annually:

                                       Positions Held
     NAME                     AGE      WITH THE COMPANY

     William J. Volz          48       President
                                       Director

     Todd J. Ashford          39       Chief Financial Officer
                                       Secretary

     Antony Bell              57       Vice President/Technology

     William Jackson          48       Vice President/Manufacturing

     Howard L. Farkas         71       Chairman of the Board

     Burton W. Kanter         65       Director

     Albert Morrison, Jr.     57       Director

     Mr. Volz is a founder of the Company. He has served as a director since its inception and has been the President of the Company since December 1987. Mr. Volz served as the Company's Vice President of Engineering from 1983 to 1987. He was previously employed by Texas Instruments, Inc., Mostek Corporation, and E-Systems, Inc.

     Mr. Ashford joined the Company in 1984 as Director of Finance and Administration. Since 1985, Mr. Ashford has served as the Company's Chief Financial Officer. Mr. Ashford was previously employed by W.R. Grace & Company, Inc.

     Mr. Bell joined the Company in 1988 as Vice President of Technology. From August 1987 to 1988, Mr. Bell served as a consultant to the Company. Mr. Bell was previously employed by ECAD, Inc., and VLSI Design Associates.

     Mr. Jackson joined the Company in 1990. Before joining the Company, Mr. Jackson held various engineering and management positions at Advanced
 Micro Devices ("AMD") and Monolithic Memories Inc. ("MMI").   Prior to AMD
 and MMI, he was employed by Raytheon Corporation, Litronix Corporation, and Western Electric. Mr. Jackson was appointed Vice President of Manufacturing in 1992.

     Mr. Farkas is Chairman of the Board of the Company and has been a director since 1983. Mr. Farkas has been part owner of and a broker with Farkas Group, Inc., a commercial real estate company, since 1981. He has been a business advisor to Mr. S. A. Hellerstein, trustee of the Farkas Trusts, and

     Mr. Hellerstein's predecessor since 1964. He serves as a director of Synthetech, Inc., Power Cell, Inc. and Acquisition Industries, Inc. Mr. Farkas is vice president of G.A.S. Corp., a privately held corporation which serves as the corporate general partner of Gas Acquisition Services Limited Partnership. On June 27, 1990, such limited partnership sought protection under Chapter 11 of the federal bankruptcy laws. On September 22, 1992, Mr. Farkas filed for personal protection under Chapter 7 of the federal bankruptcy laws.

     Mr. Kanter has served as a director of the Company since 1983. He is "of counsel" to the law firm of Neal Gerber & Eisenberg in Chicago. He serves as a director of numerous companies, including the following public companies: Walnut Financial Services, Inc., HealthCare COMPARE Corp., Scientific Measurement Systems, Inc., Channel America, Inc. and PowerCell-Inc. He also is a member of the Board of Directors or the Board of Trustees of: the Midwest Film Center of the Chicago Art Institute, the Chicago International Film Festival and the Museum of Contemporary Art of Chicago. He is also on the advisory board of the Wharton School of the University of Pennsylvania Real Estate Center and the University of Chicago Annual Tax Conference.

     Mr. Morrison has served as a director since 1983 and has been President of Morrison, Brown, Argiz & Company, P.C., a certified public accounting firm in Miami, Florida, since 1969. Mr. Morrison is Vice Chairman of the Dade County Industrial Development Authority, Treasurer of the Board of Trustees of Florida International University and a member of the Board of Directors of Chicago Holdings, Inc., Heico Corporation and a Trustee of the Greater Miami Chamber of Commerce.

 COMMITTEES OF THE BOARD OF DIRECTORS

     The Board has an Audit Committee and a Compensation Committee. Currently, the members of the Audit Committee are Howard L. Farkas, Burton
 W. Kanter and Albert Morrison, Jr., and the members of the Compensation Committee are Howard L. Farkas, William J. Volz and Burton W. Kanter.

     The functions of the Audit Committee include reviewing the independence of the Company's independent auditors, recommending to the Board the engagement and discharge of independent auditors, reviewing with the independent auditors the plan and results of auditing engagements, reviewing the scope and adequacy of internal accounting controls and directing and supervising special investigations. The Audit Committee held one meeting during 1995.

     The functions of the Compensation Committee include reviewing and making recommendations to the Board with respect to the compensation of officers and other employees of the Company and establishing employee benefit programs. The Compensation Committee held one meeting during 1995. The Board held five meetings during 1995. All members of the Board attended each meeting during the year.

 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company is not aware of any director, officer or beneficial owner of more than 10% of the shares of the Company's Common Stock who failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year except that an SEP of Mr. Burton W. Kanter sold 2,500 shares of the Company's common stock on May 25, 1995 which sale was not reported on Form 4 until August of 1995.

 ITEM 11.  EXECUTIVE COMPENSATION

 The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

                                   PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  The following documents are filed as part of this report:

      (1) The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages 21 to 34 of this report; see Index to Consolidated Financial Statements at page 19 of this report.

      (2) Consolidated Financial Statement Schedules appear at page 40 of this report; see Index to Consolidated Financial Statement Schedules at page 19 of this report.

      (3) The Index to Exhibits appears at page 42 of this report.

 (b) Reports on Form 8-K: During the last quarter of fiscal 1995, the Company filed no Current Report on Form 8-K.

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     Balance      Charged to  Charged                 Balance at
                     at Beginning costs and   to Other                end
 DESCRIPTION         OF PERIOD    EXPENSES    ACCOUNTS   DEDUCTIONS   OF PERIOD
 1995
 Allowances for:
 Doubtful Accounts   $  49,500    $ 120,000       --     $  50,000    $ 119,500
 Inventory Reserve   $ 478,500    $ 749,800       --     $ 653,300    $ 575,000
 Sales Returns       $ 100,500    $ 507,600       --     $ 507,600    $ 100,500

 1994
 Allowances for:
 Doubtful Accounts   $  62,000    $  90,000       --     $ 102,500    $  49,500
 Inventory Reserve   $ 756,600    $ 872,500       --    $1,150,000    $ 478,500
 Sales Returns       $ 143,500    $ 274,200       --     $ 317,200    $ 100,500

 1993
 Allowances for:
 Doubtful Accounts   $ 121,000    $ 429,400       --     $ 488,400    $  62,000
 Inventory Reserve   $ 758,400    $ 481,600       --     $ 484,000    $ 756,000
 Sales Returns       $ 138,500    $ 298,300       --     $ 293,300    $ 143,500

 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  LOGIC DEVICES INCORPORATED

 Date:  March 29, 1996            By:   /S/ WILLIAM J. VOLZ
                                            William J. Volz, President and
                                            Principal Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                     Title                     Date

   /S/ WILLIAM J. VOLZ            President                 March 29, 1996
     William J. Volz             (Principal Executive
                                  Officer)

   /S/ TODD J. ASHFORD            Chief Financial Officer   March 29, 1996
     Todd J. Ashford             (Principal Financial
                                  and Accounting Officer)

   /S/ HOWARD L. FARKAS           Chairman of the Board     March 29, 1996
     Howard L. Farkas             of Directors

   /S/ BURTON W. KANTER           Director                  March 29, 1996
     Burton W. Kanter

   /S/ ALBERT MORRISON, JR.       Director                  March 29, 1996
     Albert Morrison, Jr.

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                                 DESCRIPTION

 3.1   Articles of Incorporation, as amended [3.1] (1).
 3.2   Bylaws, as amended. [3.2] (1).
 4.1   Form of Warrant to purchase 2,500 share of common stock. [4.1] (14)
 4.2   Form of Warrant to purchase 31,850 shares of common stock. [4.2] (14)
 10.1 Master Agreement dated August 11, 1988 between Registrant, Howard L. Farkas, Burton W. Kanter, William Volz, Albert Morrison, Jr., as trustee of the T.C. Family Trust, Burton W. Kanter, as trustee of the Logical Trust, L.A. Hellerstein, as trustee, the Farkas Trusts, and Solomon A. Weisgal as trustee of the Bea Ritch Trusts, with exhibits. [10.1] (1).
 10.2  Logic Devices Incorporated Stock Purchase Plan. [10.2] (1).
 10.3 Incentive Stock Agreement dated September 1, 1986 between Registrant and certain employees and former employees of Registrant, including William Volz, James McAllister, Todd Ashford and Jesse Huffman. [10.3] (1).
 10.4 Standard Industrial Lease - Net dated August 31, 1983. Exercise of Option dated October 30, 1985 and Lease Modification and Extension Agreement dated August 13, 1988, all between Registrant and Golden Gate Commercial Company, covering a portion of Registrant's principal facility in Sunnyvale, California. [10.4] (1).
 10.5 Standard Industrial Lease - Net dated October, 1985 and Lease Modification and Extension Agreement dated August 15, 1988, each between Registrant and Golden Gate Commercial Company covering a portion of Registrant's principal facility in Sunnyvale, California. [10.5] (1).
 10.6 Agreement of Lease dated May 4, 1989 between Registrant and the Koger Company covering Registrant's facility in St. Petersburg, Florida. [10.7] (5)
 10.7  Sales Incentive Plan. [10.11] (1).
 10.8 Agreement dated December 1, 1988 between Registrant and AT&T Microelectronics. [10.24] (4).
 10.9  Logic Devices Incorporated incentive and non-qualified stock option
       plan.   [10.26] (6).
 10.10 Stock option agreement between Todd J. Ashford and the Registrant, dated May 15, 1990. [10.27] (7)
 10.11 Stock option agreement between Tony Bell and the Registrant, dated
       April 16, 1990. [10.28] (7)
 10.12 SRAM Development Memorandum of Understanding between the Registrant and OKI Electric Industry Co., Ltd. dated March 3, 1992. [10.32] (9) (15)
 10.13 Form of Warrant to purchase an aggregate of 220,000 shares of Common Stock. [10.23] (12)
 10.14 Form of Registration Agreement regarding the Warrants referenced in
       Exhibit 10.14. [10.24] (12)
 10.15 Foundry Capacity Agreement between Zentrum Mikroelektronik Dresden
       (ZMD) and Logic Devices Incorporated, dated December 14, 1995. (15)
 11.1  Computation of Earnings per Common Share
 23.1  Consent letter of Meredith Cardozo
 26.1  Financial Data Schedule
  ___________________
 [   ] Exhibits so marked have been previously filed with the Securities and
       Exchange Commission as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.
 (l) Registration Statement on Form S-18 ("Registration Statement"), as filed with the Securities and Exchange Commission ("SEC") on August 23, 1988.
 (2) Amendment No. 1 to Registration Statement as filed with the SEC on September 27, 1988.
 (3) Amendment No. 2 to Registration Statement, as filed with the SEC on October 7, 1988.
 (4) Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as filed with the SEC on April 14, 1989.
 (5) Annual report on Form 10-K for the fiscal year ended December 31, 1989, as filed with the SEC on April 14, 1990.
 (6) Proxy Statement relating to the Annual Meeting of Shareholders held on June 12, 1990, as filed with the SEC on May 24, 1990.
 (7) Annual Report on Form 10-K for the fiscal year ended December 31, 1990, as filed with the SEC on April 14, 1991.
 (8) Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as filed with the SEC on April 14, 1992.
 (9) Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on April 15, 1993.
 (10) Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC on March 31, 1994.

 (11) Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC on March 31, 1995.
 (12) Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on April 29, 1995.
 (13) Registration Statement on Form S-3 as filed with the SEC on August 31, 1995 [Registration No. 33-62299]
 (14) Quarterly Report on 10-Q for the quarter ended September 30, 1995, as filed with the SEC on November 14, 1995.
 (15) Confidential treatment requested with respect to certain portions of such agreements.

                                      EXHIBIT 11


                       COMPUTATION OF EARNINGS PER COMMON SHARE

                                            1995          1994          1993

 Weighted average shares outstanding
       common stock                      5,233,575     4,758,146     4,720,792
 Common stock equivalent convertible
       preferred stock                       --           25,666        25,666
 Dilutive effect of common stock options    13,743        28,035        44,662
 Dilutive effect of common stock warrants  172,354        29,526        70,385
 Weighted average common and
       common share equivalents          5,419,672     4,841,373     4,861,505

 Net income                             $1,383,800     $ 707,800    $  276,900

 Net income per common share equivalent    $  0.26       $  0.15       $  0.06

 EXHIBIT 10.15
                                       [   ] - denotes information for which
                                               confidential treatment has been
                                               requested by the Registrant

                       FOUNDRY CAPACITY AGREEMENT BETWEEN
                 ZENTRUM MIKROELEKTRONIK AND LOGIC DEVICES INC

 This Foundry Capacity Agreement ("Agreement") is entered into as of December 14, 1995 (the "Effective Date") by and between ZENTRUM MIKROELEKTRONIK DRESDEN GmbH, a German limited liability entity ("ZMD") and LOGIC DEVICES INCORPORATED, a California corporation ("LDI").

 1.  DEFINITIONS

     1.1 "Foundry Products" or "Products" shall mean integrated circuits developed and/or licensed by LDI which are set forth in ATTACHMENT A hereto and which LDI desires ZMD to manufacture for sale by LDI. Such Attachment will be amended from time to time to conform to LDI's ongoing design and development efforts.

     1.2 "Committed Capacity" shall mean the annual firm volume commitment of LDI.

     1.3 "Confidential Information" and "Proprietary Information" shall mean for purposes of this Agreement:

           (a) Any information disclosed by one party to the other pursuant to or in connection with this Agreement which is in written, graphic, machine readable or other tangible form and is marked confidential, proprietary, or in some other manner to indicate its confidential nature; and

           (b) Any information orally disclosed by one party to the other pursuant to or in connection with this Agreement provided that such information is designated as confidential at the time of disclosure and reduced to a writing delivered to the receiving party within thirty (30) days of the oral disclosure and detailing the confidential information involved.

     1.4   "Pre-Payment Fee" for a year shall mean [               ] of the
           purchase price for the Committed Capacity for such year.


 2.  TERM AND COMMITMENT.

     2.1 This Agreement shall become effective as of Effective Date and shall remain in effect until the close of business on December 31, 1996, unless an "annual renewal" of this Agreement has been agreed to on
           or before June 15, 1996.   This Agreement may be renewed for
           successive one (1) year periods by the parties using the "annual renewal" procedure set forth below. For purposes of this Agreement, an "annual renewal" of this Agreement is agreed to only if all of the following are satisfied at any time on or before June 15 of the then current contract year: (i) the Committed Capacity and a price for the Products for the next calendar year have been agreed to in writing, (ii) ZMD has received from LDI a firm, non-cancelable, Purchase Order for the entire Committed Capacity for the next calendar year, and (iii) the Pre-Payment Fee for the next calendar year (determined in accordance with Section 2.2 hereof) has been received by ZMD. If all such requirements are satisfied then this Agreement shall be renewed for one (1) year, until the close of business of December 31 of the next calendar year. If no agreement on price or Committed Capacity for the next calendar year has been reached in writing on or before June 15 of the then current year or ZMD has not received the Purchase Order or the Pre-Payment Fee for the next year on or before such date, then this Agreement shall terminate as of the close of business of December 31 of the then current calendar year. This Agreement may also be terminated earlier as provided in Section 12 hereof.

     2.2 Payment by LDI of the Pre-Payment Fee for the initial year or a renewal year provides LDI the right to purchase the Committed Capacity for the year to which the Pre-Payment Fee relates. Such payment serves to reserve ZMD's capacity in the amount of the Committed Capacity for such year. The Pre-Payment Fee is in the nature of a "security deposit", chargeable against the final amounts payable under this Agreement or any renewal thereof. The Pre-Payment Fee shall not bear interest. The Pre-Payment Fee for the first year shall be [
                     ] and shall be due and payable by LDI simultaneously with
           the execution by the parties of this Agreement. If the Agreement is renewed for a year in accordance with Section 2.1 hereof, then the Pre-Payment Fee shall remain unused also for such renewal year, and LDI needs to pay on or before the applicable June 15 only the incremental Pre-Payment Fee, if any, for its commitment for the renewal year. In case of a renewal, the Pre-Payment Fee will not be used by ZMD at the end of the original period but only at the end of such renewal period unless the Agreement is again renewed, in which case the same rules apply. By way of example, if the Committed
           Capacity for 1997 is [    ] wafers at a unit price of [   ], then LDI
           must pay as additional Pre-Payment Fee, on or before June 15, [
                            ].  However, if the Committed Capacity for 1997
           were [    ] wafers at a unit price of [    ], then no additional Pre-
           Payment Fee would be payable and ZMD would offset against payments due from LDI at the end of the first year the amount of [
                           ].

     2.3 The parties agree that LDI shall have a right of first refusal for ZMD's capacity for 1997 set forth on ATTACHMENT B hereto, which must be exercised, if at all, together with the "annual renewal" for 1997 on or before June 15, 1996. Except as set forth in the immediately preceding sentence, ZMD shall have no obligation to reserve any capacity for LDI for any period outside the current contract term and agreed to "annual renewal(s)". ZMD may enter into transactions with third parties regarding its entire capacity outside such time period, which may leave insufficient or no capacity for a future "annual renewal".

     2.4 In the event for whatever reason, except as expressly permitted herein, LDI purchases less than its Committed Capacity for the year, LDI shall pay to ZMD, upon written demand and invoice from ZMD, the full purchase price for the shortfall. The parties agree that this amount constitutes a reasonably estimate of the damages ZMD would incur for such failure by LDI in light of ZMD's reservation of its capacity, and this amount shall constitute liquidated damages (not a penalty) for LDI's failure to honor its commitment hereunder for such year. This remedy shall be ZMD's exclusive remedy for LDI's failure to purchase the Committed Capacity for a year. However, this exclusive remedy shall not affect any other remedy ZMD may have hereunder or under applicable law for any other reason.

    2.5 In the event LDI is expressly permitted herein to purchase less than the Committed Capacity for a year, ZMD shall use the excess Pre-Payment Fee for such year as payment for Products as soon as reasonably feasible thereafter. If any such excess Pre-Payment Fee remains at the end of a contract year and is not carried over to the next year in accordance with Section 2.2 hereof, ZMD shall refund such amount to LDI at the end of such contract year.


 3.  PRODUCTION OF FOUNDRY PRODUCTS.

     3.1   The Committed Capacity for the first year of this Agreement shall be
           [                             ] Products (wafers).  The Committed
           Capacity for a year shall constitute a firm, non-cancelable commitment by LDI for such year. Any additional capacity shall be subject to negotiation by the parties.

     3.2 LDI shall provide to ZMD complete product specifications and tapes for the Products to enable ZMD to manufacture the Products. ZMD will use CMOS 0.8 micron technology to manufacture the Products, and will process the Product in accordance with ZMD standard processing specifications as well as in accordance with any additional processing requirements for such Products as may be agreed-upon in good faith and in writing by ZMD and LDI. ZMD will offer to LDI new process technologies (0.6u, 6" and any others) as they become available.

     3.3 During the first seven (7) calendar days of each calendar month during the term of this Agreement including any renewal hereof, LDI shall provide by facsimile to ZMD written rolling forecasts of LDI's anticipated wafer delivery requirements for the next six full calendar months (the "Forecast").

           (a) Each Forecast shall show the quantity of wafer deliveries for each month and shall include the specific Products and technology for the wafers listed. The Forecasts for 1996 and 1997 shall comply with the volume ramp-up schedule attached hereto as ATTACHMENT B plus or minus ten percent (10%) per month, unless ZMD agrees otherwise in writing. LDI shall make good faith efforts to ensure that all Forecasts are reasonable estimates of its anticipated needs. Subject to the obligations contained in this Section 3.3(a), and except as provided in Sections 3.1 and 3.3(b) hereof, all Forecasts (and any response to them) will be for planning purposes only, and will not create any obligation to purchase and/or sell Products.

           (b) Each Forecast shall constitute a commitment by LDI to purchase a minimum of the following percentages of the amounts indicated in the Forecast:

                First      Second     Third      Fourth     Fifth      Sixth
 Month in the   month of   month of   month of   month of   month of   month of
 Forecast       forecast   forecast   forecast   forecast   forecast   forecast

 Minimum
 percentage
 commitment for
 amounts
 forecast         100%        100%       100%        75%        50%         0%
 for that month


                With respect to the forecasted amounts after the third month of the Forecast, LDI shall be free to change the mix of the specific Products and technology for the wafers listed.

           (c) ZMD shall provide a written response to each Forecast within five (5) working days of ZMD's receipt of such Forecast. Subject to the other terms of this Agreement, ZMD's response to each such Forecast shall accept the Forecast for the quantities in the first three months to the extent they are within the amounts allowed for LDI pursuant to this Section 3.3 and
                Section 3.1. ZMD's response may accept and/or reject whole or in part any additional Forecast quantities for those months.

     3.4 ZMD will be responsible for procuring the masks for the Products. The cost for production of the masks shall be borne by LDI for normal production mode and by ZMD to the extent it causes the number of masks produced to exceed the normal production mode.

     3.5 In the event of any material delays in delivery or any excessive warranty defects (as provided in Section 6.4 hereof), LDI may adjust the Forecast to take into consideration the effect of such delays and quality problems on LDI's need for the affected Product, in a way mutually agreed to by the parties. Except as otherwise provided in Section 6.4, there shall be no effect on LDI's Committed Capacity for the year, unless ZMD agrees otherwise.


 4.  PRICING, PAYMENT AND DELIVERY.

     4.1 The Pre-Payment Fee for a year shall be non-refundable except as expressly provided herein.

     4.2   The parties hereby agree to the price of [                     ]
           per wafer for Products purchased during the first year of this
           Agreement, which price is based on LDI's Committed Capacity of [   ]
           Products for the first year (1996). The prices for the second and later years of this Agreement must be negotiated and agreed upon in accordance with Section 2.1 hereof. However, with respect to the pricing of the Products for 1997, ZMD agrees that any unit price increase will be limited to [ ] of the prices for 1996, provided that (a) the 0.8 micron CMOS processing technology is used, (b) at least the volume reflected on Exhibit B is LDI's Committed Capacity for 1997, and (c) the aggregate changes in the exchange rate as published from time to time in the Wall Street Journal between the Deutsch Mark and the US Dollar (i) on the Effective Date of this Agreement and (ii) on the "annual renewal" date and thereafter during 1997, at any time exceeds [ ]. When such change exceeds [ ], ZMD shall have the right to adjust prices. All prices will be agreed to in US Dollars and set forth on the invoice in US Dollars unless the parties agree otherwise. All prices are F.O.B. ZMD's plant in Dresden, Germany.

     4.3 The terms and conditions of this Agreement shall govern the sale by ZMD to LDI of all Products and related foundry services, and such terms and conditions shall supersede all pre-printed terms and conditions contained in any purchase order, order acknowledgment form, invoice or other business form submitted by either party to the other.

     4.4 Payment terms are net thirty (30) days from date of invoice. Invoices shall show the number of wafers. All overdue amounts shall bear interest at the rate of 1-1/2% per month, or the highest rate permitted by applicable law, whichever is less, until paid in full. Interest shall accrue on a daily basis. LDI shall make payment into an account from time to time designated by ZMD and set forth on ATTACHMENT D hereto.

     4.5 If LDI is delinquent in payment of any amount due hereunder ZMD shall have the right, at its option, in addition to other rights and remedies it may have, to suspend its performance hereunder until such time as all such delinquencies are cured, and the time for ZMD's performance shall be adjusted accordingly. Such suspension in performance shall not extend the term of this Agreement beyond the term herein provided nor relieve LDI from its commitments hereunder, including, without limitation, its full Committed Capacity for the year. If due to such suspension ZMD is not able to delivery the full quantities of the Committed Capacity, LDI shall nevertheless be liable to ZMD for the full purchase price of such Committed Capacity in addition to other remedies ZMD may have for LDI's failure to timely pay.

     4.6 The prices and fees do not include sales, use, transfer, property, ad valorem, excise, privilege or value added taxes, import duties, export duties or other custom duties or tariffs or any other taxes, duties or charges not based on ZMD's net income, all of which shall be paid by LDI. LDI agrees to promptly pay, or reimburse ZMD for, the amount of such tax or charge and all reasonable attorneys' fees and other costs and expenses incurred by ZMD in connection therewith, and the amount of any fine or penalty assessed against ZMD in connection therewith. Where applicable, LDI will provide ZMD with exemption certificate(s) in form and substance satisfactory to the relevant taxing or governmental authorities.

     4.7 ZMD shall use commercially reasonable efforts to achieve on-time delivery and to provide linear shipments as ordered by LDI so as to not concentrate deliveries within any given time frame unless otherwise agreed to by LDI.

     4.8 All processed wafers or other items to be delivered under this Agreement shall be properly packed, marked and shipped by ZMD in the manner specified below:

           (a) A packing list shall accompany each shipping package unit containing: Bill of Lading or equivalent, invoice bearing purchase order number(s), where applicable; the device code(s) of the circuits on such wafers, respective wafer or item quantities; wafer lot information and history (PCM electrical test data or probe yield); and the location to which wafers or items are shipped. Each shipping package unit shall be properly marked with the applicable order number(s); and

           (b) Wafers shall be shipped in a rigid wafer boat of the type customarily used by silicon wafer vendors. Such boat shall be sealed in an envelope to shield the wafers from environmental contamination.

     4.9 ZMD shall deliver all Products to a freight forwarder designated by LDI. Delivery of Products shall be F.O.B. ZMD's facility in Dresden, Germany and upon delivery to the freight forwarder or carrier at such facility the risk of loss or damage to the Products
           shall pas to LDI.   LDI shall be responsible for all export and
           import formalities applicable to the Products.

     4.10 In the event that any payment under this Agreement becomes restricted for any reason, the party whose payment obligations is restricted agrees, at its own expense, to immediately take whatever steps or actions may be necessary to assure such payment.


 5.  RELIABILITY AND QUALITY.

     5.1 Subject to the provisions of Section 5.2 hereof, wafer acceptance will be subject to process control monitor acceptance criteria ("PCMA Criteria"), which shall be mutually agreed upon in writing between ZMD and LDI on a process-by-process basis, and attached hereto as ATTACHMENT C. The PCMA Criteria shall include, among other things, yield requirements and Product specifications including required characteristics and applicable ranges.

     5.2 LDI acknowledges that in its design of the Products it has violated ZMD's design rules for the applicable wafer technology and LDI believes that such violations will not adversely affect the performance and specifications of the Products in any way. LDI hereby expressly waives and releases ZMD from any and all failures, claims, breaches and liabilities arising out of or resulting in any way from LDI's failure to observe the design rules. If due to such violation of design rules, a Product fails the PCMA Criteria, such Product shall be deemed to have passed the PCMA Criteria and ZMD shall be entitled to full payment therefor and all obligations of LDI hereunder shall be unaffected. LDI shall further defend, indemnify and hold harmless ZMD from any and all claims, actions, liabilities, damages, costs and expenses (including, without limitation, reasonable attorneys fees and costs) arising out of or relating to (i) any failure by LDI to observe ZMD's design rules and
           (ii) any Product which is defective due to LDI's failure to observe ZMD's design rules.

     5.3 ZMD shall give LDI advance written notice of any proposed change(s) ("Proposed Change Notice") in materials and/or to its existing manufacturing process, which, to the best of ZMD's knowledge, is/are likely to affect the form, fit, performance, maintainability, operation, function, reliability, interface, interconnectability, compatibility, design rules, models, or size of the chips for Products. Such Proposed Change Notice shall describe the nature of the proposed change(s), including reasons for the change(s), the anticipated schedule for implementation of the change(s), and other relevant technical and logistic considerations, including, without limitation, quality and reliability data to the extent available. LDI shall approve or disapprove any such proposed change promptly, but in no event may any such change be disapproved later than thirty
           (30) business days after receipt of the Proposed Change Notice. If LDI disapproves such proposed change within such thirty (30) business day period, ZMD shall continue to manufacture and deliver to LDI unchanged Products in accordance with this Agreement for a minimum of six (6) months from the date ZMD issues the Proposed Change Notice. At any time after the expiration of three (3) months following the Proposed Change Notice, ZMD, in its discretion and by then giving a minimum of three (3) months prior written notice to LDI, may stop manufacture and delivery of the Product involved without liability.

     5.4 Subject to the other terms of this Agreement, LDI reserves the right to make any changes it deems appropriate to the design of Products to be fabricated for it by ZMD, provided, however, that each such change must be documented by LDI through written change notices.
           LDI will be responsible for all applicable reasonable costs, if any, related to such change.

     5.5 During the term of this Agreement including any renewal hereof, ZMD shall maintain fab and test lot traceability for Products manufactured hereunder.

     5.6 ZMD will promptly after discovery advise LDI of defects and/or nonconformity in Products already shipped to and/or in lots currently in manufacture for LDI. During the term of this Agreement including any renewal hereof, ZMD will provide LDI with written quarterly quality assurance reports regarding Products manufactured on behalf of LDI. All Products shipped shall be deemed accepted by LDI and the provisions of Section 6 shall be LDI's only recourse for non-conforming Product.


 6.  WARRANTY.

     6.1 ZMD warrants to LDI that the Products delivered will conform to the PCMA Criteria, subject to the provisions of Section 5.2 hereof, (the "PCMA Criteria Warranty") for a period of one (1) year following delivery by ZMD or until the wafer is cut into dies, whichever occurs first. ZMD warrants to LDI that ZMD has and can transfer to LDI good title to the Products free and clear of all liens, claims and encumbrances (other than liens, claims or encumbrances relating to alleged intellectual property infringement). These warranties are personal to LDI and non-transferable.

           The warranties contained in this Section 6.1 do not cover any failure to conform to the PCMA Criteria resulting from (i) assembly not performed by ZMD, (ii) design or application of a Product, (iii) combination of a Product with another component by a party other than ZMD, (iv) any failure by LDI to observe any design rules of ZMD (as referred to in Section 5.2 hereof), or (v) misuse, abuse, abnormal conditions, failure to follow ZMD's instructions, alteration or repair by anyone other than ZMD or shipment damage. The warranties also do not cover any individual die.

     6.2 THE WARRANTIES CONTAINED IN SECTION 6.1 ARE THE ONLY WARRANTIES GIVEN BY ZMD AND ZMD EXPRESSLY DISCLAIMS ALL OTHER WARRANTIES, WHETHER EXPRESS, IMPLIED, OR STATUTORY, INCLUDING, WITHOUT LIMITATION, THE IMPLIED WARRANTIES OF MERCHANTABILITY AND OF FITNESS FOR A PARTICULAR PURPOSE, AND THE STATUTORY WARRANTY OF NON-INFRINGEMENT, AND ANY WARRANTY THAT MAY ARISE BY REASON OF USAGE OF TRADE, CUSTOM OR COURSE OF DEALING, AND LDI HEREBY EXPRESSLY WAIVES ANY SUCH WARRANTIES.

     6.3 LDI's exclusive remedy, and ZMD's exclusive obligation and liability, with respect to any Product which does not conform to an express warranty set forth in Section 6.1, shall be to (i) perform failure analysis and to repair or replace such Product, without charge, and redeliver it to LDI or, in appropriate cases as determined by ZMD in its sole discretion (except as provided below), to refund to LDI the amount paid for such Product, or (ii) to cause the encumbrance on the title to be removed. However, in the event LDI shows to ZMD that LDI's customer has canceled its order to LDI for the products containing the affected Products, LDI shall have the right to require that ZMD refund to LDI the amount paid for such Product rather than repair or replace such Product. Upon discovering such defect, LDI shall promptly return the affected Products (in wafer form only) to ZMD, adequately packaged, within the warranty period at LDI's expense with a detailed statement of the defect. LDI shall obtain a return material authorization (RMA) number and show it on the packaging. Any repaired or replaced Product shall be only warranted for the remainder of the original warranty period. If ZMD's examination of the Products returned by LDI does not disclose any warranty defect, LDI agrees to pay ZMD's applicable charges for unpacking, testing and repacking the Products for reshipment to Buyer. If ZMD's testing does disclose a warranty defect, ZMD will reimburse the return shipping charges paid by LDI for such Products.

     6.4 In the event the number of warranty defects in the opinion of both parties are excessive and are due to problems with the process used by ZMD, LDI, in addition to the remedies in Section 6.3 hereof, may request that ZMD stop shipment, in which case ZMD shall stop shipment and production until such problems are resolved. Parties shall agree to the appropriate production ramp up and LDI's Committed Capacity for the year and the related Purchase Order of LDI and the Forecasts shall be adjusted accordingly without any liability of LDI. The provisions of Section 6.3 and 6.4 constitute LDI's exclusive remedy, and ZMD's sole liability, in the event of excessive warranty defects of Products.


 7.  USE RESTRICTIONS.

     LDI agrees that it will not use, or permit the use of, any Product as a critical or important component in life support devices or systems or in any devices or systems relating to or involving atomic energy, without the express prior written consent of ZMD. ZMD shall not be responsible or liable to LDI or any third party for any such use of any Product. LDI agrees to defend, indemnify and hold harmless ZMD, its officers, directors, employees and agents, from and against any and all claims, liabilities, actions, losses, injuries, damages, costs and expenses, including expert fees, attorneys' fees and other legal expenses and costs, which arise in any way out of, involve or relate to any such unauthorized use of any Product. LDI shall promptly notify ZMD of such a claim or allegation when it comes to its attention. ZMD shall have the right, at its option, to participate in such action with its own counsel at its own expense.

 8.  NO CONSEQUENTIAL DAMAGES; NO "COVER" REMEDY.

     8.1 Under no circumstances shall ZMD be liable for any special, indirect, incidental or consequential damages of any kind or nature whatsoever arising out of or in any way related to this Agreement, the Products or the use or inability to use any Products, including, without limitation, lost goodwill, lost profits, work stoppage or impairment of other goods, and whether arising out of breach of warranty, breach of contract, tort (including negligence), strict liability or otherwise, even if advised of the possibility of such damage or if such damage could have been reasonably foreseen, and notwithstanding any failure of essential purpose of any exclusive remedy provided herein. In addition, in no event shall ZMD be liable for the costs of procurement of substitute goods or services.

     8.2 In no event shall ZMD's total liability relating to or in connection with any Products or this Agreement, whether based on contract, warranty, tort (including negligence), strict liability or otherwise, exceed the actual amount paid to ZMD by LDI hereunder during the most recent full calendar year.


 9.  REPRESENTATIONS AND WARRANTIES: INDEMNIFICATION

     9.1 LDI represents and warrants to ZMD that all technology, processes, masks, designs and other information transferred or disclosed to ZMD by LDI pursuant to the terms of this Agreement shall be free from any claims of infringement or violation of valid and enforceable trade secret, trademark, copyright, and/or mask work rights of others; and that LDI shall defend, indemnify and hold ZMD harmless from and against any claims to the contrary, provided however that LDI shall receive (i) prompt written notification of any claim for which it is providing indemnification under this Section 9.1, (ii) the right to assume, in a prompt fashion, sole control of the defense or settlement of such claim (provided that LDI cannot commit ZMD to the payment of any sums in settlement or otherwise), and
           (iii) reasonable assistance from ZMD, at LDI's request and expense and provided further that if LDI assumes sole control of the defense of such claim, ZMD may, at its expense, participate in such defense.

     9.2 ZMD represents and warrants to LDI that all technology, processes, masks, design rules and parameters and other information used by it in any process employed in the fabrication of Products pursuant to the terms of this Agreement shall be free from any claims of infringement or violation of valid and enforceable trade secret, trademark, copyright, and/or mask work rights of others; and ZMD shall defend, indemnify and hold LDI harmless from and against any claims to the contrary; provided however that ZMD shall receive (i) prompt written notification of any claim for which it is providing indemnification under this Section 9.1, (ii) the right to assume, in a prompt fashion, sole control of the defense or settlement of such claim (provided that ZMD cannot commit LDI to the payment of any sums in settlement or otherwise), and (iii) reasonable assistance from LDI, at ZMD's request and expense and provided further that if ZMD assumes sole control of the defense of such claim, LDI may, at its expense, participate in such defense.

 10. CONFIDENTIAL INFORMATION.

     10.1 Each party shall treat as confidential all Confidential Information provided by the other party, shall not use or disclose such Confidential Information except to its employees on a need to know basis and except as contemplated in this Agreement and then only subject to written confidentiality agreement. Without limiting the above, each party shall use at least the same procedures and degree of care which it uses to prevent the disclosure of its confidential information of like importance and shall in no event use less than reasonable procedures and a reasonable degree of care. Notwithstanding the above, no party shall have any obligations with respect to Confidential Information of the other party which:

           (a) Such party shows was generally known and available to the public at the time it was disclosed, or becomes generally known and available to the public thereafter through no fault of the receiver;

           (b) Such party shows was known to the receiver without obligation of confidentiality at the time of disclosure;

           (c) Is disclosed with the prior written consent of the disclosing party;

           (d) Such party shows that it becomes known to the receiver without any obligation of confidentiality;

           (e) Such party shows was developed by such party independent of the Confidential Information and by persons who had no access to the Confidential Information; or

           (f) Is disclosed pursuant to the order or requirement of any court, agency, or other governmental body having jurisdiction;

     provided however, that, prior to any such disclosure pursuant to Section 10.1(f) above, the party seeking disclosure shall notify the other party and take all reasonable actions in an effort to minimize the nature and extent of such disclosure.

     10.2 Each party agrees that the terms of this Agreement shall be treated as Confidential Information and not disclosed, provided however that any and all parties may disclose the terms and conditions of this Agreement in confidence to its legal counsel, accountants, banks, and financing sources and their advisors, or pursuant to written confidentiality agreements having terms at least as restrictive as those in this Section 10 in connection with an actual or proposed merger or acquisition, and/or in connection with the enforcement of its rights under this Agreement. The existence of this Agreement shall not be confidential and, without limiting the foregoing, LDI may disclose the existence of this Agreement pursuant to its obligations as a reporting company under the Securities Exchange Act of 1934 and ZMD may use LDI as a reference account if it so desires.

     10.3 Without limiting the foregoing, in order to facilitate exchanges of Confidential Information amongst themselves, the parties may negotiate and execute one or more mutually satisfactory non-disclosure agreements.

     10.4 The obligations of this Article 10 shall survive the expiration or termination of this Agreement or any renewal thereof for a period of three (3) years after it expires or terminates. In the event of any breach of this covenant, the parties shall promptly discuss and cooperate in good faith with respect to measures to mitigate any harmful effect of such breach.

 11. PURCHASE OF FINISHED PRODUCTS.

     LDI may purchase the Product in cut and packaged finished product form (rather than as wafers) from ZMD upon terms and conditions, including prices, to be separately negotiated and agreed upon by the parties. When agreed upon, such terms and conditions shall be contained in a separate Attachment to this Agreement which must be executed by the parties.


 12. TERMINATION.

     This Agreement may be terminated during the initial term or any renewal term hereof only as described below.

     12.1  This Agreement may be terminated earlier and at any time:

           (a) By either party, immediately upon written notice to the other party, if such other party fails to perform or otherwise defaults in any of its material obligations under this Agreement and fails to cure such default within ninety (90) days (thirty (30) days for the non-payment of money) after written notice thereof to such other party, or with respect to a default that cannot reasonably be cured within such ninety
                (90) day period, if such other party fails to commence and pursue a cure in good faith within such ninety (90) day period and diligently pursue such cure thereafter until completed; or

           (b) If such other party makes any arrangement with its creditors generally, or has a receiver appointed for all or a substantial part of its business or properties, or an insolvency, bankruptcy or similar proceeding is brought by or against such other party and involving such other party as debtor, and if brought against such other party is not dismissed within sixty
                (60) days from its institution, or if such other party goes into liquidation or otherwise ceases to function as a going concern; or

           (c)  As provided elsewhere in this Agreement.

     12.2 If LDI terminates this Agreement pursuant to Section 12.1 hereof, LDI will have no further liability for the Committed Capacity to the extent not delivered to LDI as of the effective date of termination, but must pay for all Product delivered and all other amounts incurred, all of which amounts shall accelerate and become immediately due and payable. ZMD will unless otherwise requested in writing by LDI, cease all further production of Products required by LDI's purchase orders under this Agreement. If so requested by LDI, ZMD will complete and deliver all Products pursuant to LDI's purchase orders for the remainder of the contract year or such shorter period as LDI shall indicate, and invoice LDI for the Products. The provisions of this Agreement shall continue to apply to such continued production and purchase.

     12.3 If ZMD terminates this Agreement pursuant to Section 12.1 hereof, ZMD shall be entitled to (i) continue to completion the Products then in process, deliver them to LDI and receive payment therefor,
           (ii) receive liquidated damages as provided in Section 2.4 hereof. All amounts incurred shall accelerate and become immediately due and payable. ZMD will provide to LDI at its request a reasonable phase out period, but only if termination was not due to a payment default. The provisions of this Agreement shall continue to apply to any continued deliveries and purchases.

     12.4 During this Agreement and following termination thereof for whatever reason (including expiration), the parties will cooperate in connection with any issue raised by either of them with respect to intellectual property rights of third parties. Without limiting the foregoing, upon written notice to the others, either party hereto may suspend (i) performance of its obligations, or (ii) providing capacity to the extent that such party has reasonable concerns that its future performance in connection with such matters will subject it to claims by others with respect to such matters, provided however that no such suspension will affect any obligation to pay for Product delivered and/or manufactured prior to the date of written notice concerning such matters. In the event that ZMD exercises any of its rights pursuant to this Section 12.4, the Committed Capacity for the affected year will be equitably adjusted.

     12.5 Termination pursuant to Section 12.1 hereof shall be in addition to any and all other rights and remedies, if any, that either party may have against the other, unless a remedy is designated as exclusive, and all remedies other than the exclusive remedies shall be cumulative and may be exercised singularly or concurrently.

     12.6 In addition to this Section 12.6, the following sections shall survive the termination of this Agreement for whatever reason (including expiration): Sections 2.2, 2.4, 3.1, 4.1, 4.6, 5.2, 5.6
           (other than the reports), 6, 7, 8, 9, 10, 12.3 and 12.4 (and the other provisions of this Agreement to the extent contemplated in
           <section><section> 12.3 and 12.4), 12.5, 13, 14, 15 and 17.

 13. PROPRIETARY RIGHTS.

     All discoveries, improvements and inventions, conceived or first reduced to practice, as those terms are used before the U.S. Patent Office, in the performance of this Agreement solely by one party shall be the sole and exclusive property of such party and such party shall retain any and all rights to file as its sole discretion any patent or other applications thereon.


 14. DISPUTE RESOLUTION.

     The parties shall cooperate and attempt in good faith to resolve any and all disputes arising out of and/or relating to this Agreement. Without limiting the foregoing, within thirty (30) days of a written demand to meet to resolve such a dispute, senior management of each party with the authority to negotiate and resolve the issues shall meet in San Jose, California or in some other mutually agreeable location to discuss the issues, from time to time during the forty-five (45) day period following such demand (or longer if agreeable to the parties) as reasonably requested by either party involved, and such senior management will attempt to resolve the dispute. If more than one set of meetings occurs or is advisable under this Agreement the location of such sets of meetings shall alternate between Dresden, Germany and San Jose, California so as to be not unduly burdensome for one party. If the dispute cannot be so resolved, the parties shall discuss what further steps to take.


 15. NOTICES.

     All notices required or permitted hereunder shall be in writing and shall be deemed given and effective (i) when delivered personally, by fax (with confirmed answer-back and confirmed by regular airmail), or by international express, or (ii) five (5) days after the postmark date if mailed by certified or registered airmail, postage prepaid, addressed to a party at its address stated below or to such other address as such party may designate by written notice to the other party in accordance with the provisions of this Section.

     If to ZMD:       Zentrum Mikroelektronik Dresden GmbH
                      GrenzstraBe 28
                      01109 Dresden, Germany
                      Attention: Gunter Ziegenbalg
                      Fax: 011-49-351-8822-334

           with a cc to: Pacific Silicon Technologies
                      1250 Oakmead Parkway
                      Suite 210
                      Sunnyvale, California 94086
                      Attention: Eduard Weichselbaumer
                      Fax no: (408) 955-9021

           with a 2d cc to: General Counsel Associates
                      1891 Landings Drive
                      Mountain View, CA 94043
                      Attention: Anne L. Neeter, Esq.
                      Fax no.: (415) 428-3901

     If to LDI:       LOGIC Devices Incorporated
                      628 East Evelyn Avenue
                      Sunnyvale, California 94086
                      USA
                      Attention: William Volz, President
                      Fax no.: (408) 733-6415

           with a cc to:  [to be provided]


 16. FORCE MAJEURE

     Neither party shall be liable for any failure to perform or delay in performing any of its obligations hereunder (other than the payment of money) when such failure or delay is due to circumstances beyond its reasonable control, including, without limitation, any natural catastrophe, fire, war, riot or civil unrest, strike, lockout or other general labor disturbance, late or nondelivery by suppliers, shortage or unavailability of materials, components or transportation facilities, assertion by a third party of an infringement claim, or any act, refusal to act, regulation, order or intervention of any governmental authority. Upon the occurrence of such circumstances, the affected party shall immediately notify the other party with as much detailed information thereof as possible, and shall keep the other party informed of any further developments. Immediately after such condition is removed, the affected party shall perform such obligation with all due speed. If such circumstances prevent or delay a party's performance of a material obligation hereunder for more than four (4) consecutive months, then either party may at any time thereafter, provided that such circumstances are then continuing, upon written notice to the other party, terminate this Agreement, without any liability to the other party by virtue of such termination. However, such termination shall not affect any liability of any party to the other on any other basis and shall not prejudice the rights of either party against the other which may have accrued up to the date of such termination. If due to a force majeure event affecting ZMD, ZMD is unable to deliver the Committed Capacity for the year, the Committed Capacity will be equitably adjusted.


 17. MISCELLANEOUS.

     17.1 This Agreement constitutes the entire agreement between the parties hereto relating to the subject matter hereof and supersedes all prior oral and written and all contemporaneous oral negotiations,
           commitments and understandings of the parties.   This Agreement may
           not be changed or amended except by a writing executed by both parties hereto.

     17.2 This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns (to the extent this Agreement is assignable). No party may assign this Agreement without the prior written consent of the other party hereto, except that each party may assign this Agreement without the consent of the other if this Agreement is assigned as part of the transfer of the business to which this Agreement pertains. Any prohibited assignment or attempted assignment without the other party's prior written consent shall be null and void.

     17.3 No delay or failure by either party to exercise or enforce at any time any right or provision of this Agreement shall be considered a waiver thereof or of such party's right thereafter to exercise or enforce each and every right and provision of this Agreement. A waiver to be valid shall be in writing, but need not be supported by consideration. No single waiver shall constitute a continuing or subsequent waiver.

     17.4 This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which shall constitute but one and the same document.

     17.5 If any provision of this Agreement shall be held illegal, invalid or unenforceable, in whole or in part, such provision shall be modified to render it legal, valid and enforceable while to the fullest extent possible preserving the business and financial intent and impact of the original provision, and the legality, validity and enforceability of all other provisions of this Agreement shall not be affected thereby.

     17.6 In construing or interpreting this Agreement, the word "or" shall not be construed as exclusive, and the word "including" shall not be limiting. This Agreement shall be fairly interpreted in accordance with its terms without any strict construction in favor of or against either party and ambiguities shall not be interpreted against the drafting party.

     17.7 Nothing in this Agreement shall prohibit LDI from purchasing Products and/or foundry services from other suppliers nor prohibit ZMD from offering wafers and/or foundry services to others.

     17.8 This Agreement has been negotiated in accordance with and shall be deemed to be a contract made under and governed by the laws of the State of California, without regard to its conflicts and/or choice of law provisions.

     17.9 The English version is the official version of this Agreement. If this Agreement is translated into any other language and a conflict exists between the translation and the English version, the English version shall control.

     17.10 Nothing in this Agreement shall be deemed to create a general or limited partnership or an agency relationship between the parties; the parties are independent contractors. No party shall be entitled to act or assume any obligation on behalf of or to bind the other in any way.

 IN WITNESS WHEREOF, each party to this Agreement represents and warrants that each of the representatives signing on their respective behalves is authorized to enter into this Agreement and to bind that party to its terms.

 ZMD:                                          LDI:
 ZENTRUM MIKROELEKTRONIK DRES-          LOGIC DEVICES INC.
 DEN GmbH

                                    By: _/s/ William J. Volz__
 By: _/s/ Dr. Kurt Garbrecht _         Name: William J. Volz
 Name: Dr. Kurt Garbrecht                Title: President
 Title: Chief Executive Officer

                                ATTACHMENT A

                                  PRODUCTS

                                ATTACHMENT B

                              RAMP UP SCHEDULE

                                ATTACHMENT C

                               PCMA CRITERIA


 1. Yield requirements for a Product will be mutually agreed upon after ZMD has manufactured at least one hundred twenty (120) wafers (5 lots) of a Product. Before such yield requirements are mutually agree upon, no minimum yield requirements shall apply.

                                ATTACHMENT D

                             DESIGNATED ACCOUNT

 Until further notice from ZMD, payment shall be made into a designated account in the US in the name of Pacific Silicon Technologies, with account number:
 ______________________________.

 MC  Meredith Cardozo
 Certified Public Accountants
                                  EXHIBIT 23.1

                       INDEPENDENT AUDITORS' CONSENT


 We consent to the use of our report included herein, dated March 20, 1996, relating to the consolidated balance sheets of Logic Devices Incorporated (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows and related schedules for each of the years in the three-year period ended December 31, 1995, to the incorporation by reference of such report into the Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission ("SEC") on January 12, 1994 [File No. 33-74116], into the Registration Statement on Form S-3 filed by the Company with the SEC on August 31, 1995 [File No. 33-62299], into the Registration Statement on Form S-8 filed by the Company with the SEC on September 28, 1993 [File No. 33-69630], and into the Registration Statement on Form S-8 filed by the Company with the SEC on July 6, 1995 [Registration No. 33-60993].



 /s/ Meredith Cardozo

 San Jose, California
 March 20, 1996