Form 10-K/A
period 1995-12-31
LOGIC DEVICES INC
filed 1996-04-29
CIK 802851

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K/A
                            Amendment No. 1
       <checked-box>ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year ended December 31, 1995

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of voting stock held by non-affiliates of the registrant on April 19, 1996 was approximately $28,508,312. On that date, there were 6,001,750 shares of Common Stock issued and outstanding.

 Documents Incorporated By Reference: None -- The definitive Proxy Statement for the 1996 Annual Meeting of Shareholders will not be filed on or before April 29, 1996 so the information to be contained therein relating to Items 11, 12 and 13 is set forth herein.

                                   PART III

 ITEM 11.  EXECUTIVE COMPENSATION

 SUMMARY COMPENSATION TABLE

      Furnished below is information with respect to compensation paid or accrued for services in all capacities during the twelve months ended December 31, 1995, to the Company's most highly paid executive officers serving at the end of 1995 whose total annual salary and bonus exceed $100,000:

                                                                    LONG-TERM
                                                       OTHER       COMPENSATION
                                                       ANNUAL        AWARDS
 NAME AND                      ANNUAL COMPENSATION  Compensation    (options)
 PRINCIPAL POSITION    YEAR    SALARY($)  BONUS($)      ($)      (NO. OF SHARES)

 William J. Volz....   1995    $118,942        -         -             -
   President and Chief 1994     133,203(1)     -         -             -
   Executive Officer   1993     131,904(1)     -         -             -

 William Jackson....   1995     105,756        -         -          15,000
   Vice President,     1994     110,558(2)     -         -          20,000
   Manufacturing       1993     106,886(2)     -         -          20,000

 Antony Bell........   1995     124,988        -         -             -
   Vice President      1994     177,228(3)     -         -             -
   of Technology       1993     113,348(3)  72,673       -             -

 Todd J. Ashford....   1995      99,334(4)     -         -           7,000
   Chief Financial     1994     119,814(4)     -         -             -
   Officer             1993     111,001(4)     -         -             -
        ________________________

 (1) Includes compensation as a result of distributions of common stock under the Company's ESOP to Mr. Volz during 1993 and 1994 of $13,242 and $12,026, respectively, which were valued at the market price at the time of distributions.
 (2) Includes compensation as a result of distributions of common stock under the Company's ESOP to Mr. Jackson during 1993 and 1994 of $9,892 and $8,055, respectively, which were valued at the market price at the time of distributions.
 (3) Includes compensation as a result of distributions of common stock under the Company's ESOP to Mr. Bell during 1993 and 1994 of $11,175 and $12,673, respectively, which were valued at the market price at the time of distributions.
 (4) Includes compensation as a result of distributions of common stock under the Company's ESOP to Mr. Ashford during 1993 and 1994 of $9,330 and $9,383, respectively, which were valued at the market price at the time of distributions and also includes compensation consisting of automobile allowances of $6,000 for each of 1993, 1994. and 1995.

 STOCK OPTIONS

      The following table sets forth information concerning the Stock Options granted under the 1990 Incentive and Non-Qualified Stock Option Plan during 1995 fiscal year to the named Executive Officers. The table also sets forth hypothetical gains or potential "option spreads" for those options at the end of their respective ten-year terms. These potential realizable values are based on the assumption that the market price of the Company's common stock will appreciate at a rate of five percent (5%) and ten percent(10%), compounded annually, from the date the option was granted to the last day of the full option term. The actual value realized upon the exercise of these options, if any, will be dependant upon the future performance of the Company's common stock and overall market conditions. During the 1995 fiscal year, no stock appreciation rights were granted to the named Executive Officers.

                  OPTION GRANTS IN LAST FISCAL YEAR

                         INDIVIDUAL GRANTS                       Potential
                                                                 Realizable
                          % of Total                          Value at Assumed
                            Options                            Annual Rates of
                  Options  Granted to  Exercise                  Stock Price
                  Granted  Employees    Price                 Appreciation for
                  (No. of  in Fiscal     Per    Expiration       OPTION TERM
 NAME             SHARES)   YEAR(1)    SHARE($)    DATE        5% ($)   10% ($)

 William J. Volz..    -        -         -           -             -         -

 William Jackson.. 15,000    17.6%     8.00    December 2005  $ 75,467  $191,249

 Antony Bell......    -        -         -           -             -         -

 Todd J. Ashford..  7,000    8.2%      8.00    December 2005  $ 35,218  $ 89,250
        _____________________

 (1) The Company granted options to purchase a total of 85,000 shares of common stock during the year ended December 31, 1995.



 AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

      The following table provides information related to the number of stock options exercised during 1995, the number of exercisable and unexercisable options held at December 31, 1995, and the year-end value of exercisable and unexercisable options held at December 31, 1995.


                                                         VALUE OF UNEXERCISED
                                    NUMBER OF           IN-THE-MONEY OPTIONS AT
        SHARES                 UNEXERCISED OPTIONS      FISCAL YEAR END (MARKET
        AQUIRED                 AT FISCAL YEAR-END       PRICE OF SHARES LESS
          ON       VALUE         (NO. OF SHARES)       EXERCISE PRICE) ($)(2)(3)
 NAME   EXERCISE REALIZED(1) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE

 William J. Volz..
           -           -           -            -            -            -

 William Jackson..
          5,000   $ 14,063       8,750       11,250      $ 28,438         -

 Antony Bell......
         20,000   $162,500         -            -            -            -

 Todd J. Ashford..
           -           -         1,750        5,250          -            -
        _______________________

 (1) The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without considering any taxes which may have been owed.
 (2) "In-the-money" options are options whose exercise price was less than the market price of the common stock at December 29, 1995.
 (3) Assuming a stock price of $7.3125 per share, which was the closing price of a share of the Company's common stock reported on the Nasdaq National Market System on December 29, 1995.

 COMPENSATION OF DIRECTORS

      Directors did not receive any compensation during 1995 or the previous ten years for either their services as directors or for their services on the various Board committees. As discussed under Item 13, "Certain Relationships and Related Transactions", the three non-employee directors were granted on February 15, 1995 warrants to purchase an aggregate of 220,000 shares of the Company's Common Stock at an exercise price of $2.5625 per share (the last reported Nasdaq transaction price on February 15, 1995).

 EMPLOYMENT CONTRACTS

      The Company currently has no employment agreements with any of its employees.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Howard L. Farkas, William J. Volz and Burton W. Kanter served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 1995. Mr. Volz was and currently is the Company's President and Chief Executive Officer. Messrs. Farkas and Kanter each received warrants to purchase 100,000 shares of the Company's Common Stock during the fiscal year ended December 31, 1995. See Item 13 - "Certain Relationships and Related Transactions."

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 19, 1996, certain information concerning the beneficial ownership of Common Stock and Preferred Stock by each shareholder known by the Company to be the beneficial owner of more than 5%, by each director, by each non-director executive officer and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to the shares owned by them subject to community property laws where applicable and the information contained in the footnotes to this table.
                                              Beneficial
                                                Share          Percentage
    NAME AND ADDRESS                          OWNERSHIP(1)     OWNERSHIP(1)(2)

    5% SHAREHOLDERS:
      S.A. Hellerstein
         Trustee of the Farkas Trusts(3)        829,305(3)        13.8%
            1139 Delaware Street
            Denver, CO 80204
      BRT Partnership(4)                        369,482(5)         6.2%
            120 South Riverside Drive
            Suite 1420
            Chicago, Illinois 60606
      Windy City, Inc.(6)
            8000 Tower Crescent Drive           500,000            8.3%
            Suite 1070
            Vienna, Virginia  22182
    DIRECTORS:
      Howard L. Farkas                          100,000(7)         1.7%
            5460 South Quebec Street
            Suite 300
            Englewood, CO  80111
      William J. Volz                            99,165            1.7%
            628 East Evelyn Avenue
            Sunnyvale,  CA  94086
      Albert Morrison, Jr.                       20,877(8)         0.4%
            9795 South Dixie Highway
            Miami,  FL  33156
      Burton W. Kanter                              877(9)         0.0%
            2 North LaSalle Street
            Tenth Floor
            Chicago,  IL   60602
    NON-DIRECTOR EXECUTIVE OFFICERS:
      William  Jackson                           15,000(10)        0.3%
            628 East Evelyn Avenue
            Sunnyvale, CA  94086
      Antony Bell                                    -             0.0%
            628 East Evelyn Avenue
            Sunnyvale,  CA  94086
      Todd J. Ashford                            10,691(11)        0.2%
            628 East Evelyn Avenue
            Sunnyvale,  CA  94086

 ALL EXECUTIVE OFFICERS AND DIRECTORS           246,610(12)        4.1%
     AS A GROUP (6 PERSONS)

 (1) Assumes the exercise of any warrants or options held by such person, but not the exercise of any other person's warrants or options.
 (2)    Assumes 6,001,750 shares of Common Stock outstanding as of April 19,
        1996.
 (3) Consists of 15 irrevocable trusts administered by Mr. Hellerstein, an independent Trustee, the beneficiaries of which consist of Mr. Farkas and members of his family.
 (4) An Illinois general partnership. 25 of the partners of the BRT Partnership are separate and individual trusts commonly and collectively known as the Bea Ritch Trusts administered by Mr. Soloman
        A. Weisgal, an independent trustee, for the benefit of various members of Mr. Kanter's extended family but excluding Mr. Kanter.
 (5) Includes 75,000 shares of common stock (the "Subject Shares") owned by the BRT Partnership, which Subject Shares have been loaned by the BRT Partnership to an unaffiliated third person (the "Borrower"). During the term of the loan, the Borrower will exercise exclusive investment and voting control of the Subject Shares.
 (6) The BRT Partnership owns 100% of the outstanding common stock of Windy City, Inc which constitutes all of the currently existing voting stock of Windy City, Inc..
 (7) Consisting of 100,000 shares of Common Stock issuable to Mr. Farkas upon exercise of certain warrants issued to him. Mr. Farkas disclaims any beneficial ownership of the shares held by or issuable to Mr. Hellerstein, as Trustee of the Farkas Trusts.
 (8) Includes 20,000 shares of Common Stock issuable to Mr. Morrison upon exercise of certain warrants issued to him.
 (9) Mr. Kanter disclaims any beneficial ownership of the shares held by BRT Partnership and Windy City, Inc.
 (10) Such beneficial share ownership reflects an aggregate of 15,000 shares of exercisable options of Common Stock.
 (11) Such beneficial share ownership reflects an aggregate of 7,000 shares of exercisable options of Common Stock.
 (12) Such beneficial share ownership reflects an aggregate of exercisable warrants to purchase 120,000 shares of Common Stock and 22,000 shares of exercisable options of Common Stock for this group.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Various trusts consisting of 15 separate irrevocable trusts administered by S.A. Hellerstein, the beneficiaries of which consist of Mr. Howard Farkas, the Company's Chairman of the Board, and members of his family (the "Farkas Trusts") and 25 separate irrevocable trusts administered by Solomon A. Weisgal, the beneficiaries of which consist of members of the family of Mr. Burton Kanter, a director of the Company, but do not include Mr. Kanter (the "Bea Ritch Trusts" and, collectively with the Farkas Trusts, the "Trusts") have loaned various amounts to the Company. The various loans were consolidated into a single loan which had an original principal balance of $3,367,913 as of December 31, 1987, and the maturity date of such loan was extended on several occasions. In June 1995 the Company obtained a term loan from its bank for repayment of the entire shareholder loan (principal plus accrued interest). The total principal plus accrued interest paid by the Company on the shareholder loan for the fiscal year ended December 31, 1995 was $863,900 and $44,200, respectively.

      In connection with various of the Extensions, the Trusts were issued warrants ("Warrants") to purchase an aggregate of 150,000 shares of Common Stock. The exercise price of the Warrants is $3.45 per share (120% of the March 31, 1991 closing bid price of $2.875). The shares underlying the Warrants have been registered under the Securities Act. As of March 1996 all of the Warrants had been exercised.

      On February 15, 1995, the three non-employee directors were granted warrants to purchase an aggregate of 220,000 shares of the Company's Common Stock. The exercise price is $2.5625 per share which is the last reported transaction price on the grant date. Mr. Farkas and Mr. Kanter each received warrants to purchase 100,000 shares of the Company's Common Stock for their services as directors and members of the Board's Executive Committee and Mr. Morrison received warrants to purchase 20,000 shares of the Company's Common Stock for his services as an outside director to the Company's Board of
 Directors.   The warrants were approved at a meeting of the Board of Directors on February 15, 1995. Mr. Volz was not present at the meeting. The warrant grants were approved by the shareholders at the 1995 annual meeting of shareholders. The warrants initially issued to Mr. Kanter were transferred by him after the 1995 fiscal year end.

      Any future transactions with the Company's officers, directors or principal shareholders, or any of their affiliates, will be on the terms the Board of Directors believe to be no less favorable to the Company than those that could be obtained from an unrelated third party in an arms-length transaction.

 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      LOGIC DEVICES INCORPORATED


 Date:  April 26, 1996              By:   /S/ WILLIAM J. VOLZ
                                    William J. Volz, President and
                                    Principal Executive Officer