Form 10-K/A
period 1995-12-31
LOGIC DEVICES INC
filed 1996-07-19
CIK 802851

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K/A
                            Amendment No. 2

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
 ,
 The aggregate market value, of voting stock held by non-affiliates of the registrant on April 19, 1996 was approximately $28,508,312. On that date, there were 6,001,750 shares of Common Stock issued and outstanding.

 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 LOGIC DEVICES INCORPORATED

 Date:  July 13, 1996         By:   /S/ WILLIAM J. VOLZ
                                    William J. Volz, President and
                                    Principal Executive Officer

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

 (12) Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on April 29, 1995.
 (13) Registration Statement on Form S-3 as filed with the SEC on August 31, 1995 [Registration No. 33-62299]
 (14) Quarterly Report on 10-Q for the quarter ended September 30, 1995, as filed with the SEC on November 14, 1995.
 (15) Confidential treatment has been requested with respect to certain portions of such agreements and the confidential portions omitted have been filed separately with the Commission pursuant to a confidential treatment request.

 EXHIBIT 10.15
                                   [  ]     -  denotes information for which
                                               confidential treatment has been
                                               requested by the Registrant.
                                               The confidential protions
                                               omitted have been filed
                                               separately with the Commission
                                               pursuant to a confidential
                                               treatment request.

                       FOUNDRY CAPACITY AGREEMENT BETWEEN
                 ZENTRUM MIKROELEKTRONIK AND LOGIC DEVICES INC

 This Foundry Capacity Agreement ("Agreement") is entered into as of December 14, 1995 (the "Effective Date") by and between ZENTRUM MIKROELEKTRONIK DRESDEN GmbH, a German limited liability entity ("ZMD") and LOGIC DEVICES INCORPORATED, a California corporation ("LDI").

 1.  DEFINITIONS

     1 "Foundry Products" or "Products" shall mean integrated circuits developed and/or licensed by LDI which are set forth in ATTACHMENT A hereto and which LDI desires ZMD to manufacture for sale by LDI. Such Attachment will be amended from time to time to conform to LDI's ongoing design and development efforts.

     2 "Committed Capacity" shall mean the annual firm volume commitment of LDI.

     3      "Confidential Information" and "Proprietary Information" shall mean for purposes of this Agreement:

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

     4     "Pre-Payment Fee" for a year shall mean [
           ] of the purchase price for the Committed Capacity for such year.


 2.  TERM AND COMMITMENT.

     1 This Agreement shall become effective as of Effective Date and shall remain in effect until the close of business on December 31, 1996, unless an "annual renewal" of this Agreement has been agreed to on
           or before June 15, 1996.   This Agreement may be renewed for
           successive one (1) year periods by the parties using the "annual renewal" procedure set forth below. For purposes of this Agreement, an "annual renewal" of this Agreement is agreed to only if all of the following are satisfied at any time on or before June 15 of the then current contract year: (i) the Committed Capacity and a price for the Products for the next calendar year have been agreed to in writing, (ii) ZMD has received from LDI a firm, non-cancelable, Purchase Order for the entire Committed Capacity for the next calendar year, and (iii) the Pre-Payment Fee for the next calendar year (determined in accordance with Section 2.2 hereof) has been received by ZMD. If all such requirements are satisfied then this Agreement shall be renewed for one (1) year, until the close of business of December 31 of the next calendar year. If no agreement on price or Committed Capacity for the next calendar year has been reached in writing on or before June 15 of the then current year or ZMD has not received the Purchase Order or the Pre-Payment Fee for the next year on or before such date, then this Agreement shall terminate as of the close of business of December 31 of the then current calendar year. This Agreement may also be terminated earlier as provided in Section 12 hereof.

     2 Payment by LDI of the Pre-Payment Fee for the initial year or a renewal year provides LDI the right to purchase the Committed Capacity for the year to which the Pre-Payment Fee relates. Such payment serves to reserve ZMD's capacity in the amount of the Committed Capacity for such year. The Pre-Payment Fee is in the nature of a "security deposit", chargeable against the final amounts payable under this Agreement or any renewal thereof. The Pre-Payment Fee shall not bear interest. The Pre-Payment Fee for the first year shall be Seven Hundred Ninety Two Thousand Dollars ($792,000) and shall be due and payable by LDI simultaneously with the execution by the parties of this Agreement. If the Agreement is renewed for a year in accordance with Section 2.1 hereof, then the Pre-Payment Fee shall remain unused also for such renewal year, and LDI needs to pay on or before the applicable June 15 only the incremental Pre-Payment Fee, if any, for its commitment for the renewal year. In case of a renewal, the Pre-Payment Fee will not be used by ZMD at the end of the original period but only at the end of such renewal period unless the Agreement is again renewed, in which case the same rules apply. By way of example, if the Committed
           Capacity for 1997 is [     ] wafers at a unit price of [    ], then
           LDI must pay as additional Pre-Payment Fee, on or before June 15, [
           ].  However, if the Committed Capacity for 1997 were [    ] wafers
           at a unit price of [    ], then no additional Pre-Payment Fee would
           be payable and ZMD would offset against payments due from LDI at the
           end of the first year the amount of [                      ].

     3 The parties agree that LDI shall have a right of first refusal for ZMD's capacity for 1997 set forth on ATTACHMENT B hereto, which must be exercised, if at all, together with the "annual renewal" for 1997 on or before June 15, 1996. Except as set forth in the immediately preceding sentence, ZMD shall have no obligation to reserve any capacity for LDI for any period outside the current contract term and agreed to "annual renewal(s)". ZMD may enter into transactions with third parties regarding its entire capacity outside such time period, which may leave insufficient or no capacity for a future "annual renewal".

     4 In the event for whatever reason, except as expressly permitted herein, LDI purchases less than its Committed Capacity for the year, LDI shall pay to ZMD, upon written demand and invoice from ZMD, the full purchase price for the shortfall. The parties agree that this amount constitutes a reasonably estimate of the damages ZMD would incur for such failure by LDI in light of ZMD's reservation of its capacity, and this amount shall constitute liquidated damages (not a penalty) for LDI's failure to honor its commitment hereunder for such year. This remedy shall be ZMD's exclusive remedy for LDI's failure to purchase the Committed Capacity for a year. However, this exclusive remedy shall not affect any other remedy ZMD may have hereunder or under applicable law for any other reason.
     5 In the event LDI is expressly permitted herein to purchase less than the Committed Capacity for a year, ZMD shall use the excess Pre-Payment Fee for such year as payment for Products as soon as reasonably feasible thereafter. If any such excess Pre-Payment Fee remains at the end of a contract year and is not carried over to the next year in accordance with Section 2.2 hereof, ZMD shall refund such amount to LDI at the end of such contract year.

 3.  PRODUCTION OF FOUNDRY PRODUCTS.

     1     The Committed Capacity for the first year of this Agreement shall be
           [                                    ] Products (wafers).  The
           Committed Capacity for a year shall constitute a firm, non-cancelable commitment by LDI for such year. Any additional capacity shall be subject to negotiation by the parties.

     2 LDI shall provide to ZMD complete product specifications and tapes for the Products to enable ZMD to manufacture the Products. ZMD will use CMOS 0.8 micron technology to manufacture the Products, and will process the Product in accordance with ZMD standard processing specifications as well as in accordance with any additional processing requirements for such Products as may be agreed-upon in good faith and in writing by ZMD and LDI. ZMD will offer to LDI new process technologies (0.6u, 6" and any others) as they become available.

     3 During the first seven (7) calendar days of each calendar month during the term of this Agreement including any renewal hereof, LDI shall provide by facsimile to ZMD written rolling forecasts of LDI's anticipated wafer delivery requirements for the next six full calendar months (the "Forecast").

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

           (b) Each Forecast shall constitute a commitment by LDI to purchase a minimum of the following percentages of the amounts indicated in the Forecast:

 Month in the       First     Second     Third     Fourth     Fifth     Sixth
                   month of  month of    month of  month of   month of  month of
   Forecast        forecast  forecast    forecast  forecast   forecast  forecast

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

     4 ZMD will be responsible for procuring the masks for the Products. The cost for production of the masks shall be borne by LDI for normal production mode and by ZMD to the extent it causes the number of masks produced to exceed the normal production mode.

     5 In the event of any material delays in delivery or any excessive warranty defects (as provided in Section 6.4 hereof), LDI may adjust the Forecast to take into consideration the effect of such delays and quality problems on LDI's need for the affected Product, in a way mutually agreed to by the parties. Except as otherwise provided in Section 6.4, there shall be no effect on LDI's Committed Capacity for the year, unless ZMD agrees otherwise.


 4.  PRICING, PAYMENT AND DELIVERY.

     1 The Pre-Payment Fee for a year shall be non-refundable except as expressly provided herein.

     2     The parties hereby agree to the price of [             ] per wafer
           for Products purchased during the first year of this Agreement,
           which price is based on LDI's Committed Capacity of [    ] Products
           for the first year (1996). The prices for the second and later years of this Agreement must be negotiated and agreed upon in accordance with Section 2.1 hereof. However, with respect to the pricing of the Products for 1997, ZMD agrees that any unit price
           increase will be limited to [   ] of the prices for 1996, provided
           that (a) the 0.8 micron CMOS processing technology is used, (b) at least the volume reflected on Exhibit B is LDI's Committed Capacity for 1997, and (c) the aggregate changes in the exchange rate as published from time to time in the Wall Street Journal between the Deutsch Mark and the US Dollar (i) on the Effective Date of this Agreement and (ii) on the "annual renewal" date and thereafter
           during 1997, at any time exceeds [    ].  When such change exceeds [
           ], ZMD shall have the right to adjust prices. All prices will be agreed to in US Dollars and set forth on the invoice in US Dollars unless the parties agree otherwise. All prices are F.O.B. ZMD's plant in Dresden, Germany.

     3 The terms and conditions of this Agreement shall govern the sale by ZMD to LDI of all Products and related foundry services, and such terms and conditions shall supersede all pre-printed terms and conditions contained in any purchase order, order acknowledgment form, invoice or other business form submitted by either party to the other.

     4 Payment terms are net thirty (30) days from date of invoice. Invoices shall show the number of wafers. All overdue amounts shall bear interest at the rate of 1-1/2% per month, or the highest rate permitted by applicable law, whichever is less, until paid in full. Interest shall accrue on a daily basis. LDI shall make payment into an account from time to time designated by ZMD and set forth on ATTACHMENT D hereto.

     5 If LDI is delinquent in payment of any amount due hereunder ZMD shall have the right, at its option, in addition to other rights and remedies it may have, to suspend its performance hereunder until such time as all such delinquencies are cured, and the time for ZMD's performance shall be adjusted accordingly. Such suspension in performance shall not extend the term of this Agreement beyond the term herein provided nor relieve LDI from its commitments hereunder, including, without limitation, its full Committed Capacity for the year. If due to such suspension ZMD is not able to delivery the full quantities of the Committed Capacity, LDI shall nevertheless be liable to ZMD for the full purchase price of such Committed Capacity in addition to other remedies ZMD may have for LDI's failure to timely pay.

     6 The prices and fees do not include sales, use, transfer, property, ad valorem, excise, privilege or value added taxes, import duties, export duties or other custom duties or tariffs or any other taxes, duties or charges not based on ZMD's net income, all of which shall be paid by LDI. LDI agrees to promptly pay, or reimburse ZMD for, the amount of such tax or charge and all reasonable attorneys' fees and other costs and expenses incurred by ZMD in connection therewith, and the amount of any fine or penalty assessed against ZMD in connection therewith. Where applicable, LDI will provide ZMD with exemption certificate(s) in form and substance satisfactory to the relevant taxing or governmental authorities.

     7 ZMD shall use commercially reasonable efforts to achieve on-time delivery and to provide linear shipments as ordered by LDI so as to not concentrate deliveries within any given time frame unless otherwise agreed to by LDI.

     8 All processed wafers or other items to be delivered under this Agreement shall be properly packed, marked and shipped by ZMD in the manner specified below:

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

     9 ZMD shall deliver all Products to a freight forwarder designated by LDI. Delivery of Products shall be F.O.B. ZMD's facility in Dresden, Germany and upon delivery to the freight forwarder or carrier at such facility the risk of loss or damage to the Products
           shall pas to LDI.   LDI shall be responsible for all export and
           import formalities applicable to the Products.

     10 In the event that any payment under this Agreement becomes restricted for any reason, the party whose payment obligations is restricted agrees, at its own expense, to immediately take whatever steps or actions may be necessary to assure such payment.


 5.  RELIABILITY AND QUALITY.

     1 Subject to the provisions of Section 5.2 hereof, wafer acceptance will be subject to process control monitor acceptance criteria ("PCMA Criteria"), which shall be mutually agreed upon in writing between ZMD and LDI on a process-by-process basis, and attached hereto as ATTACHMENT C. The PCMA Criteria shall include, among other things, yield requirements and Product specifications including required characteristics and applicable ranges.

     2 LDI acknowledges that in its design of the Products it has violated ZMD's design rules for the applicable wafer technology and LDI believes that such violations will not adversely affect the performance and specifications of the Products in any way. LDI hereby expressly waives and releases ZMD from any and all failures, claims, breaches and liabilities arising out of or resulting in any way from LDI's failure to observe the design rules. If due to such violation of design rules, a Product fails the PCMA Criteria, such Product shall be deemed to have passed the PCMA Criteria and ZMD shall be entitled to full payment therefor and all obligations of LDI hereunder shall be unaffected. LDI shall further defend, indemnify and hold harmless ZMD from any and all claims, actions, liabilities, damages, costs and expenses (including, without limitation, reasonable attorneys fees and costs) arising out of or relating to (i) any failure by LDI to observe ZMD's design rules and
           (ii) any Product which is defective due to LDI's failure to observe ZMD's design rules.

     3 ZMD shall give LDI advance written notice of any proposed change(s) ("Proposed Change Notice") in materials and/or to its existing manufacturing process, which, to the best of ZMD's knowledge, is/are likely to affect the form, fit, performance, maintainability, operation, function, reliability, interface, interconnectability, compatibility, design rules, models, or size of the chips for Products. Such Proposed Change Notice shall describe the nature of the proposed change(s), including reasons for the change(s), the anticipated schedule for implementation of the change(s), and other relevant technical and logistic considerations, including, without limitation, quality and reliability data to the extent available. LDI shall approve or disapprove any such proposed change promptly, but in no event may any such change be disapproved later than thirty
           (30) business days after receipt of the Proposed Change Notice. If LDI disapproves such proposed change within such thirty (30) business day period, ZMD shall continue to manufacture and deliver to LDI unchanged Products in accordance with this Agreement for a minimum of six (6) months from the date ZMD issues the Proposed Change Notice. At any time after the expiration of three (3) months following the Proposed Change Notice, ZMD, in its discretion and by then giving a minimum of three (3) months prior written notice to LDI, may stop manufacture and delivery of the Product involved without liability.

     4 Subject to the other terms of this Agreement, LDI reserves the right to make any changes it deems appropriate to the design of Products to be fabricated for it by ZMD, provided, however, that each such change must be documented by LDI through written change notices.
           LDI will be responsible for all applicable reasonable costs, if any, related to such change.

     5 During the term of this Agreement including any renewal hereof, ZMD shall maintain fab and test lot traceability for Products manufactured hereunder.

     6 ZMD will promptly after discovery advise LDI of defects and/or nonconformity in Products already shipped to and/or in lots currently in manufacture for LDI. During the term of this Agreement including any renewal hereof, ZMD will provide LDI with written quarterly quality assurance reports regarding Products manufactured on behalf of LDI. All Products shipped shall be deemed accepted by LDI and the provisions of Section 6 shall be LDI's only recourse for non-conforming Product.

 6.  WARRANTY.
     1 ZMD warrants to LDI that the Products delivered will conform to the PCMA Criteria, subject to the provisions of Section 5.2 hereof, (the "PCMA Criteria Warranty") for a period of one (1) year following delivery by ZMD or until the wafer is cut into dies, whichever occurs first. ZMD warrants to LDI that ZMD has and can transfer to LDI good title to the Products free and clear of all liens, claims and encumbrances (other than liens, claims or encumbrances relating to alleged intellectual property infringement). These warranties are personal to LDI and non-transferable.

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

     2 THE WARRANTIES CONTAINED IN SECTION 6.1 ARE THE ONLY WARRANTIES GIVEN BY ZMD AND ZMD EXPRESSLY DISCLAIMS ALL OTHER WARRANTIES, WHETHER EXPRESS, IMPLIED, OR STATUTORY, INCLUDING, WITHOUT LIMITATION, THE IMPLIED WARRANTIES OF MERCHANTABILITY AND OF FITNESS FOR A PARTICULAR PURPOSE, AND THE STATUTORY WARRANTY OF NON-INFRINGEMENT, AND ANY WARRANTY THAT MAY ARISE BY REASON OF USAGE OF TRADE, CUSTOM OR COURSE OF DEALING, AND LDI HEREBY EXPRESSLY WAIVES ANY SUCH WARRANTIES.

     3 LDI's exclusive remedy, and ZMD's exclusive obligation and liability, with respect to any Product which does not conform to an express warranty set forth in Section 6.1, shall be to (i) perform failure analysis and to repair or replace such Product, without charge, and redeliver it to LDI or, in appropriate cases as determined by ZMD in its sole discretion (except as provided below), to refund to LDI the amount paid for such Product, or (ii) to cause the encumbrance on the title to be removed. However, in the event LDI shows to ZMD that LDI's customer has canceled its order to LDI for the products containing the affected Products, LDI shall have the right to require that ZMD refund to LDI the amount paid for such Product rather than repair or replace such Product. Upon discovering such defect, LDI shall promptly return the affected Products (in wafer form only) to ZMD, adequately packaged, within the warranty period at LDI's expense with a detailed statement of the defect. LDI shall obtain a return material authorization (RMA) number and show it on the packaging. Any repaired or replaced Product shall be only warranted for the remainder of the original warranty period. If ZMD's examination of the Products returned by LDI does not disclose any warranty defect, LDI agrees to pay ZMD's applicable charges for unpacking, testing and repacking the Products for reshipment to Buyer. If ZMD's testing does disclose a warranty defect, ZMD will reimburse the return shipping charges paid by LDI for such Products.

     4 In the event the number of warranty defects in the opinion of both parties are excessive and are due to problems with the process used by ZMD, LDI, in addition to the remedies in Section 6.3 hereof, may request that ZMD stop shipment, in which case ZMD shall stop shipment and production until such problems are resolved. Parties shall agree to the appropriate production ramp up and LDI's Committed Capacity for the year and the related Purchase Order of LDI and the Forecasts shall be adjusted accordingly without any liability of LDI. The provisions of Section 6.3 and 6.4 constitute LDI's exclusive remedy, and ZMD's sole liability, in the event of excessive warranty defects of Products.

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


 8.  NO CONSEQUENTIAL DAMAGES; NO "COVER" REMEDY.

     1 Under no circumstances shall ZMD be liable for any special, indirect, incidental or consequential damages of any kind or nature whatsoever arising out of or in any way related to this Agreement, the Products or the use or inability to use any Products, including, without limitation, lost goodwill, lost profits, work stoppage or impairment of other goods, and whether arising out of breach of warranty, breach of contract, tort (including negligence), strict liability or otherwise, even if advised of the possibility of such damage or if such damage could have been reasonably foreseen, and notwithstanding any failure of essential purpose of any exclusive remedy provided herein. In addition, in no event shall ZMD be liable for the costs of procurement of substitute goods or services.

     2 In no event shall ZMD's total liability relating to or in connection with any Products or this Agreement, whether based on contract, warranty, tort (including negligence), strict liability or otherwise, exceed the actual amount paid to ZMD by LDI hereunder during the most recent full calendar year.


 9.  REPRESENTATIONS AND WARRANTIES: INDEMNIFICATION

     1 LDI represents and warrants to ZMD that all technology, processes, masks, designs and other information transferred or disclosed to ZMD by LDI pursuant to the terms of this Agreement shall be free from any claims of infringement or violation of valid and enforceable trade secret, trademark, copyright, and/or mask work rights of others; and that LDI shall defend, indemnify and hold ZMD harmless from and against any claims to the contrary, provided however that LDI shall receive (i) prompt written notification of any claim for which it is providing indemnification under this Section 9.1, (ii) the right to assume, in a prompt fashion, sole control of the defense or settlement of such claim (provided that LDI cannot commit ZMD to the payment of any sums in settlement or otherwise), and
           (iii) reasonable assistance from ZMD, at LDI's request and expense and provided further that if LDI assumes sole control of the defense of such claim, ZMD may, at its expense, participate in such defense.

     2 ZMD represents and warrants to LDI that all technology, processes, masks, design rules and parameters and other information used by it in any process employed in the fabrication of Products pursuant to the terms of this Agreement shall be free from any claims of infringement or violation of valid and enforceable trade secret, trademark, copyright, and/or mask work rights of others; and ZMD shall defend, indemnify and hold LDI harmless from and against any claims to the contrary; provided however that ZMD shall receive (i) prompt written notification of any claim for which it is providing indemnification under this Section 9.1, (ii) the right to assume, in a prompt fashion, sole control of the defense or settlement of such claim (provided that ZMD cannot commit LDI to the payment of any sums in settlement or otherwise), and (iii) reasonable assistance from LDI, at ZMD's request and expense and provided further that if ZMD assumes sole control of the defense of such claim, LDI may, at its expense, participate in such defense.


 10. CONFIDENTIAL INFORMATION.

     1 Each party shall treat as confidential all Confidential Information provided by the other party, shall not use or disclose such Confidential Information except to its employees on a need to know basis and except as contemplated in this Agreement and then only subject to written confidentiality agreement. Without limiting the above, each party shall use at least the same procedures and degree of care which it uses to prevent the disclosure of its confidential information of like importance and shall in no event use less than reasonable procedures and a reasonable degree of care. Notwithstanding the above, no party shall have any obligations with respect to Confidential Information of the other party which:

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

     2 Each party agrees that the terms of this Agreement shall be treated as Confidential Information and not disclosed, provided however that any and all parties may disclose the terms and conditions of this Agreement in confidence to its legal counsel, accountants, banks, and financing sources and their advisors, or pursuant to written confidentiality agreements having terms at least as restrictive as those in this Section 10 in connection with an actual or proposed merger or acquisition, and/or in connection with the enforcement of its rights under this Agreement. The existence of this Agreement shall not be confidential and, without limiting the foregoing, LDI may disclose the existence of this Agreement pursuant to its obligations as a reporting company under the Securities Exchange Act of 1934 and ZMD may use LDI as a reference account if it so desires.

     3 Without limiting the foregoing, in order to facilitate exchanges of Confidential Information amongst themselves, the parties may negotiate and execute one or more mutually satisfactory non-disclosure agreements.

     4 The obligations of this Article 10 shall survive the expiration or termination of this Agreement or any renewal thereof for a period of three (3) years after it expires or terminates. In the event of any breach of this covenant, the parties shall promptly discuss and cooperate in good faith with respect to measures to mitigate any harmful effect of such breach.

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

     1     This Agreement may be terminated earlier and at any time:

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

     2 If LDI terminates this Agreement pursuant to Section 12.1 hereof, LDI will have no further liability for the Committed Capacity to the extent not delivered to LDI as of the effective date of termination, but must pay for all Product delivered and all other amounts incurred, all of which amounts shall accelerate and become immediately due and payable. ZMD will unless otherwise requested in writing by LDI, cease all further production of Products required by LDI's purchase orders under this Agreement. If so requested by LDI, ZMD will complete and deliver all Products pursuant to LDI's purchase orders for the remainder of the contract year or such shorter period as LDI shall indicate, and invoice LDI for the Products. The provisions of this Agreement shall continue to apply to such continued production and purchase.

     3 If ZMD terminates this Agreement pursuant to Section 12.1 hereof, ZMD shall be entitled to (i) continue to completion the Products then in process, deliver them to LDI and receive payment therefor,
           (ii) receive liquidated damages as provided in Section 2.4 hereof. All amounts incurred shall accelerate and become immediately due and payable. ZMD will provide to LDI at its request a reasonable phase out period, but only if termination was not due to a payment default. The provisions of this Agreement shall continue to apply to any continued deliveries and purchases.

     4 During this Agreement and following termination thereof for whatever reason (including expiration), the parties will cooperate in connection with any issue raised by either of them with respect to intellectual property rights of third parties. Without limiting the foregoing, upon written notice to the others, either party hereto may suspend (i) performance of its obligations, or (ii) providing capacity to the extent that such party has reasonable concerns that its future performance in connection with such matters will subject it to claims by others with respect to such matters, provided however that no such suspension will affect any obligation to pay for Product delivered and/or manufactured prior to the date of written notice concerning such matters. In the event that ZMD exercises any of its rights pursuant to this Section 12.4, the Committed Capacity for the affected year will be equitably adjusted.

     5 Termination pursuant to Section 12.1 hereof shall be in addition to any and all other rights and remedies, if any, that either party may have against the other, unless a remedy is designated as exclusive, and all remedies other than the exclusive remedies shall be cumulative and may be exercised singularly or concurrently.

     6 In addition to this Section 12.6, the following sections shall survive the termination of this Agreement for whatever reason (including expiration): Sections 2.2, 2.4, 3.1, 4.1, 4.6, 5.2, 5.6
           (other than the reports), 6, 7, 8, 9, 10, 12.3 and 12.4 (and the other provisions of this Agreement to the extent contemplated in
           <section><section> 12.3 and 12.4), 12.5, 13, 14, 15 and 17.


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


 17. MISCELLANEOUS.

     1 This Agreement constitutes the entire agreement between the parties hereto relating to the subject matter hereof and supersedes all prior oral and written and all contemporaneous oral negotiations,
           commitments and understandings of the parties.   This Agreement may
           not be changed or amended except by a writing executed by both parties hereto.

     2 This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns (to the extent this Agreement is assignable). No party may assign this Agreement without the prior written consent of the other party hereto, except that each party may assign this Agreement without the consent of the other if this Agreement is assigned as part of the transfer of the business to which this Agreement pertains. Any prohibited assignment or attempted assignment without the other party's prior written consent shall be null and void.

     3 No delay or failure by either party to exercise or enforce at any time any right or provision of this Agreement shall be considered a waiver thereof or of such party's right thereafter to exercise or enforce each and every right and provision of this Agreement. A waiver to be valid shall be in writing, but need not be supported by consideration. No single waiver shall constitute a continuing or subsequent waiver.

     4 This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which shall constitute but one and the same document.

     5 If any provision of this Agreement shall be held illegal, invalid or unenforceable, in whole or in part, such provision shall be modified to render it legal, valid and enforceable while to the fullest extent possible preserving the business and financial intent and impact of the original provision, and the legality, validity and enforceability of all other provisions of this Agreement shall not be affected thereby.

     6 In construing or interpreting this Agreement, the word "or" shall not be construed as exclusive, and the word "including" shall not be limiting. This Agreement shall be fairly interpreted in accordance with its terms without any strict construction in favor of or against either party and ambiguities shall not be interpreted against the drafting party.

     7 Nothing in this Agreement shall prohibit LDI from purchasing Products and/or foundry services from other suppliers nor prohibit ZMD from offering wafers and/or foundry services to others.

     8 This Agreement has been negotiated in accordance with and shall be deemed to be a contract made under and governed by the laws of the State of California, without regard to its conflicts and/or choice of law provisions.

     9 The English version is the official version of this Agreement. If this Agreement is translated into any other language and a conflict exists between the translation and the English version, the English version shall control.

     10 Nothing in this Agreement shall be deemed to create a general or limited partnership or an agency relationship between the parties; the parties are independent contractors. No party shall be entitled to act or assume any obligation on behalf of or to bind the other in any way.


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