Form 10-Q
period 1996-06-30
LOGIC DEVICES INC
filed 1996-08-14
CIK 802851

*---------------------------------------------------------------*


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended
                             JUNE 30, 1996

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

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On August 7, 1996, 6,001,750 shares of Common Stock, without par value, were outstanding.


     *---------------------------------------------------------------*

                           1 OF 18 PAGES

                    LOGIC DEVICES INCORPORATED

                               INDEX

                                                       PAGE NUMBER
 Part I.  Financial Information

     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of June 30, 1996        3
       and December 31, 1995

     Consolidated Statements of Income for the three        4
       months ended June 30, 1996 and 1995

     Consolidated Statements of Income for the six          5
       months ended June 30, 1996 and 1995

     Consolidated Statements of Cash Flows for the          6
       six months ended June 30, 1996 and 1995

     Notes to Consolidated Financial Statements             7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF       9
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Part II.  Other Information

     ITEM 5.  OTHER INFORMATION                             14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              14

 Signatures                                                 15

 Exhibit 11                                                 16

 Exhibit 27                                                 18

 Part I - FINANCIAL INFORMATION
 Item 1. Financial Statements.

                    LOGIC DEVICES INCORPORATED
                    CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,
                                                     1996             1995
 ASSETS                                           (unaudited)

 Current assets:
      Cash and cash equivalents                   $ 2,444,900       $ 4,378,500
      Accounts receivable, net of allowance         5,856,000         5,844,000
      Inventories                                   9,703,100         8,296,000
      Prepaid expenses                                938,400           980,300
      Deferred income taxes                           704,700           704,700
            Total current assets                   19,647,100        20,203,500

 Equipment and leasehold improvements, net          2,780,500         2,409,800

 Other assets                                         646,800           752,700

                                                  $23,074,400       $23,366,000

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Current portion of long-term obligations        175,200           175,200
      Accounts payable                                883,700           991,000
      Accrued expenses                                285,400           278,800
      Income taxes payable                             61,200           819,000
            Total current liabilities               1,405,500         2,264,000

 Long-term obligations                                111,700           166,200
 Deferred income taxes                                225,000           225,000
            Total liabilities                       1,742,200         2,655,200

 Shareholders' equity:
      Common stock                                 17,008,900        16,741,900
      Retained earnings                             4,323,300         3,968,900
            Total shareholders' equity             21,332,200        20,710,800

                                                  $23,074,400       $23,366,000

                             LOGIC DEVICES INCORPORATED
                          CONSOLIDATED STATEMENTS OF INCOME

                      Three months ended June 30, 1996 and 1995

                                     (unaudited)

                                                    1996              1995

 Net revenues                                   $ 3,495,800       $ 4,408,300

 Cost of sales                                    1,799,300         2,581,200

            Gross margin                          1,696,500         1,827,100

 Operating expenses:
      Research and development                      400,700           365,400
      Selling, general and administrative         1,109,900           765,300

      Operating expenses                          1,510,600         1,130,700

            Income from operations                  185,900           696,400

 Other income (expense), net                         27,900           (94,600)

            Income before taxes                     213,800           601,800

 Income taxes                                        80,000           195,200

 Net income                                     $   133,800       $   406,600


 Net income per common share                    $      0.02       $      0.08

 Weighted average common share equivalents        6,221,750         5,293,788
      outstanding

                             LOGIC DEVICES INCORPORATED
                          CONSOLIDATED STATEMENTS OF INCOME

                       Six Months ended June 30, 1996 and 1995

                                     (unaudited)
                                                    1996              1995

 Net revenues                                   $ 7,105,000       $ 7,958,000

 Cost of sales                                    3,774,700         4,464,700

            Gross margin                          3,330,300         3,493,300

 Operating expenses:
      Research and development                      794,800           715,500
      Selling, general and administrative         2,021,100         1,582,800

      Operating expenses                          2,815,900         2,298,300

            Income from operations                  514,400         1,195,000

 Other income (expense), net                         68,600          (193,500)

            Income before taxes                     583,000         1,001,500

 Income taxes                                       228,500           322,700

 Net income                                     $   354,500       $   678,800


 Net income per common share                    $      0.06       $      0.13


 Weighted average common share equivalents        6,221,750         5,149,780
      outstanding

                             LOGIC DEVICES INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Six months ended June 30, 1996 and 1995

                                     (unaudited)
                                                      1996               1995
 Cash flows from operating activities:
   Net income                                     $   354,400       $  678,800
      Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                  506,900          612,700

      Change in operating assets and liabilities:
         Accounts receivable, net                     (12,000)        (418,600)
         Inventories                               (1,407,100)         (55,900)
         Prepaid expenses                              41,900          (27,200)
         Accounts payable                            (107,300)        (446,000)
         Accrued expenses                               6,600          (80,600)
         Income taxes payable                        (757,800)          21,400
           Net cash (used in) provided by operating(1,374,400)         284,600
                  activities

 Cash flows from investing activities:
   Capital expenditures                              (725,200)        (419,300)
   Net increase in other assets                       (46,500)        (136,700)
            Net cash (used in) investing activities  (771,700)        (556,000)

 Cash flows from financing activities:
   Bank borrowing, net                                    -             45,000
   Proceeds from long-term debt                           -            800,000
   Repayment of notes payable and long-term debt      (54,500)         (68,000)
   Repayment of obligations to shareholders               -           (863,900)
   Proceeds from exercise of warrants                 258,900          258,600
   Proceeds from exercise of employee stock options     8,100          161,900
       Net cash provided by                           212,500          333,600
             financing activities

 Net (decrease) increase in cash and cash          (1,933,600)          62,200
       equivalents
 Cash and cash equivalents at beginning of
      period                                      $ 4,378,500       $  222,300

 Cash and cash equivalents at end of period       $ 2,444,900       $  284,500

                      LOGIC DEVICES INCORPORATED

              Notes to Consolidated Financial Statements

                  June 30, 1996 and December 31, 1995

                              (unaudited)


 (A)   BASIS OF PRESENTATION


     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company has filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the years ended December 31, 1995 and 1994, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


 (B)  INVENTORIES

     A summary of inventories follows:


                           June 30,        December 31,
                             1996              1995

 Raw materials          $  2,520,000       $    938,000
 Work-in-process           3,265,600          3,912,600
 Finished goods            3,917,500          3,445,400

                        $  9,703,100       $  8,296,000

     Based on forecasted 1996 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.

                     LOGIC DEVICES INCORPORATED

              Notes to Consolidated Financial Statements

                 June 30, 1996 and December 31, 1995

                            (unaudited)

 (C) DEBT FINANCING

     On June 28, 1996, the Company renewed its $8,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1997. The line of credit bears interest at the bank's reference rate (8.25% at June 30, 1996). The line of credit is secured by the assets of the Company and requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of June 30, 1995, the Company had $8,000,000 available under the revolving line of credit.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                    LOGIC DEVICES INCORPORATED
        MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 REVENUES

     Net revenues decreased by 21%, from $4,408,300 for the three months ended June 30, 1995 to $3,495,800 for the three months ended June 30, 1996. This decrease was due to a substantial decrease in revenues derived from the Company's SRAM ("Static Random Access Memory") products which accounted for 52% of revenues in the June 30, 1995 period, but decreased to 18% of revenues in the June 30, 1996 period. Net revenues from the Company's DSP ("Digital Signal Processing") products accounted for 45% of revenues in 1995, and increased to 78% in 1996. The semiconductor memory market is in the midst of a dramatic drop-off in demand which began in the fourth quarter of 1995. SRAM memory suppliers have been caught in a period of weak demand and have been reducing prices to move their SRAM inventories. As a result of the adverse market conditions, the Company has experienced order cancellations, delivery push-outs, and sharply falling prices which affected SRAM product revenues during the 1996 period. The Company's DSP product line, which sells into a much more stable market environment than the SRAM products, grew 38% in revenues over the 1995 period.

     Net revenues decreased by 11%, from $7,958,000 for the six month period ended June 30, 1995 to $7,105,000 for the six months ended June 30, 1996. This decrease was due to decreased net revenues derived from the Company's SRAM products which accounted for 44% of revenues for the 1995 period, but decreased to 10% of revenues for the 1996 period. Net revenues from DSP products accounted for 50% of revenues in 1995, whereas DSP product sales comprised 85% of net revenues in 1996. The sharp drop-off in demand in the memory market which began in the fourth quarter of 1995 continued through the first half of 1996. The Company has experienced order cancellations, delivery push-outs, and sharply falling prices which affected SRAM product revenues during the first half of 1996. The Company's DSP product line, which is more stable, grew 51% in revenues over the first half of 1995.

 EXPENSES

     Cost of sales decreased 30% from $2,581,200 or 59% of net revenues for the three months ended June 30, 1995 to $1,799,300 or 52% of net revenues for the same period in 1996. Gross profit decreased 7%, from $1,827,100 in the former period to $1,696,500 in the latter period. The decrease in gross profit is the result of lower revenues for the period. As a percentage of net revenues, gross profit increased from 41% for the three months ended June 30, 1995 to 49% for the three months ended June 30, 1996. The increase in gross profit margin for the period is the result of a larger percentage of the Company's revenues coming from its DSP product line which generally yields higher gross profit margin than the Company's SRAM product line.

     Cost of sales decreased 16% from $4,464,700 or 56% of net revenues for the six months ended June 30, 1995 to $3,774,700 or 53% of net revenues for the same period in 1996. Gross profit decreased 5% from $3,493,300 in the former period to $3,330,300 in the latter period.
 This decrease in gross profit is the result of lower revenues for the period. As a percentage of net revenues, gross profit increased from 44% in the six months ended June 30, 1995 to 47% in the six months ended June 30, 1996. This increase in gross profit margin is the result of a higher revenue contribution from DSP products which yields a higher gross margin than the Company's SRAM products.

     Research and development ("R & D") expenses for the three months ended June 30, 1995, were $365,400 and increased to $400,700 for the same period in 1996. For the six month period, research and development expenses were $715,500 for 1995, increasing to $794,800 for 1996. As a percentage of net revenues, R & D expenses were 8% for the three months ended June 30, 1995, compared to 12% for 1996. For the six months ended June 30, 1995, R & D expenses as a percentage of net sales were 9% compared to 11% for 1996. In the 1996 periods the Company has dramatically increased its product development efforts. The Company invested in additional personnel, product development tools and new product tooling at its foundry sources to increase the Company's product offerings and to diversify its foundry sources. The Company intends to continue to make substantial investments in product R & D.

     Selling, general and administrative ("S,G & A") expenses were $765,300 for the three months ended June 30, 1995 and increased to $1,109,900 for the same period in 1996. For the six months ended June 30, 1995, S, G & A expenses were $1,582,800, increasing to $2,021,100 for the same period in 1996. As a percentage of net sales, selling, general and administrative expenses were 17% for the three months ended June 30, 1995 compared to 32% in 1996. As a percentage of net sales, selling, general and administrative expenses were 20% for the first six months of 1995 compared to 28% in 1996. The Company increased its sales and marketing efforts substantially for the 1996 period. Over the prior year, the Company has added a sales office in Southern California to service the south and midwest sales regions and a sales office in Great Britain to service the European market, added an additional sales engineer to staff its east-coast regional sales offices, and increased the marketing and technical sales staff at the headquarters office. The Company has also increased its marketing promotional effort with ad placements and applications articles in industry trade publications as well as additional promotional materials and a newsletter for the Company's distributor and sales representatives. The Company intends to continue to expand these efforts in the future.

     Net operating income decreased 73% to $185,900 for the three months ended June 30, 1996 versus $696,400 for the same period in 1995. For the six month period ended June 30, 1996 net operating income decreased 57% to $514,400 from $1,195,000 for the same period in 1995.

     For the three month period in 1996, the Company earned $27,900 in Other Income from interest on cash invested versus Other Expense of $94,600 in 1995 which consisted of interest expense on outstanding debt. For the six month period in 1996, the Company earned $68,600 in Other Income from interest on cash invested versus Other Expense of $193,500 in 1995 which consisted largely of interest expense on outstanding debt.

     The Company's effective tax rate for the three and six months period for 1996 increased to 39% versus 32% for the 1995 period. This increase is the result of utilization of the tax credits available to the Company in the past.

     Net income decreased 67% for the three months ended June 30, 1996 to
 $133,800 compared to $406,600 for the same period in 1995.   For the six
 months ended June 30, 1996, net income decreased 48% to $354,500 compared to $678,800 for the same period in 1995.

 LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOWS

     For the six months ended June 30, 1996, the Company's after-tax cash earnings ($861,300 for the 1996 period and $1,291,500 for the 1995 period) have provided much of the Company's source for working capital needs and for capital expenditures.

     During the 1996 period, after-tax earnings of $861,300 partially funded increases in inventory of $1,407,100 and payment of income taxes due of $757,800 which therefore resulted in net cash used in operations of $1,374,400 for the first six months of 1996. The Company also invested $771,700 in capital expenditures and other assets for 1996. The Company received proceeds of $267,000 from the exercise of certain warrants and employee stock options. The result was a net use of cash for the first six months of 1996 of $1,933,600.

     During the 1995 period, after-tax earnings of $1,291,500 funded the increase in accounts receivables of $418,600, reduction in accounts payable of $446,000 and resulted in net cash provided by operations of $284,600. The Company invested in capital expenditures of $556,000. In June 1995 the Company repaid its shareholder obligation with proceeds from bank debt. In the 1995 period the Company received proceeds for the exercise of warrants and employee stock options in the amount of $420,500 which along with debt restructuring provided $333,600 in cash from financing activities.

 WORKING CAPITAL

     The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained these levels of inventories and accounts receivable.

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

     The Company looks at its inventories in relationship to its sales which have ranged from 155 days to 185 days within the periods between 1995 and 1990. This inventory to sales ratio is a more stable measure of inventory levels, versus the traditional inventory turnover measure because, at the times when the Company is experiencing supply disruptions, and therefore lower inventory levels, the Company is also experiencing increased costs of goods due to inefficiencies in its operations stemming from sporadic deliveries which skews the numerator and denominator in different directions for inventory turns calculations.

     The Company provides reserves for product material that is over one year old with no back-log or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence.

     Because of the Company's customer scheduled backlog demands up to 80% of the quarterly revenues are shipped in the last month of the quarter. This places a large portion of the quarterly shipments into accounts receivable not yet due per the Company's net 30 day terms. This factor, combined with the fact that the Company's distributor customers (which currently make up 65% of the Company revenues) generally pay 60 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period.

     Although current levels of inventory and accounts receivable impact the Company's liquidity, the Company believes that it is a necessary cost of doing business given that the Company is a fabless manufacturer. The Company is in the process of diversifying its supplier base to reduce the risk of supply disruption. However, this will require a significant investment in product development related to product tooling with new suppliers. The Company believes that as it expands its customer base it will be able to even out the flow of its shipments within its quarterly reporting periods.

 DEBT

     The Company renewed its $8,000,000 revolving line of credit with Sanwa Bank on June 27, 1996. The new agreement expires on May 31, 1997, bears interest at the bank's reference rate (8.25% at June 30, 1996) and is secured by the assets of the Company. The line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of June 30, 1996 and the date of this quarterly report, the Company had no outstanding balance under the line of credit and is in compliance with all covenant restrictions.

 PART II - OTHER INFORMATION

                      LOGIC DEVICES INCORPORATED

 Item 5. Other Information.

     The Annual Shareholders' meeting was held on August 1, 1996. The election of the Board of Directors was the only matter to be voted on at this year's meeting. There were 3,067,271 shares present or represented by proxy at the meeting.

     Shareholders are permitted to vote cumulatively in the election of directors which allows each shareholder to cast a number of votes equal to the number of directors to be elected by the number of shares owned and to distribute such votes among the candidates in such proportion as such shareholder may determine. In order to vote cumulatively, a shareholder must give notice of this intention by proxy or at the meeting. Thereafter, all shareholders will be entitled to cumulate votes. The votes for each nominee are as set forth in the following table:

                          Votes          Votes
     NOMINEE             IN FAVOR       AGAINST   ABSTENTION

     Howard L. Farkas    2,944,308         0         23,220
     Burton W. Kanter    2,944,308         0         23,220
     Albert Morrison,Jr. 2,944,308         0         23,220
     William J. Volz     3,440,633         0         23,220
     Bruce B. Lusignan   2,945,698         0         23,220


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


                                   Logic Devices Incorporated
                                     (Registrant)


 Date:   AUGUST 9, 1996            By /S/ WILLIAM J. VOLZ
                                     William J. Volz
                                     President and Principal
                                     Executive Officer


 Date:   AUGUST 9, 1996            By /S/ TODD J. ASHFORD
                                     Todd J. Ashford
                                     Chief Financial Officer and
                                     Principal Financial and
                                     Accounting Officer

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

               Three months ended June 30, 1996 and 1995



                                              1996         1995

 Weighted average shares of common stock   6,001,750    4,857,559
          outstanding
 Common stock equivalent convertible           -           12,833
          preferred stock
 Dilutive effect of common stock options
          and stock warrants                 220,000      423,396

 Weighted average common and               6,221,750    5,293,788
     common share equivalents


 Net income                               $  133,800   $  406,600

 Net income per common                    $      .02   $      .08
     share equivalent

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

                Six months ended June 30, 1996 and 1995



                                            1996           1995

 Weighted average shares of common stock   6,001,750    4,817,240
          outstanding
 Common stock equivalent convertible           -           12,833
          preferred stock
 Dilutive effect of common stock options
          and stock warrants                 220,000      319,707

 Weighted average common and               6,221,750    5,149,780
     common share equivalents


 Net income                               $  354,500   $  678,800

 Net income per common                    $      .06   $      .13
     share equivalent