Form 10-Q
period 1996-09-30
LOGIC DEVICES INC
filed 1996-11-14
CIK 802851

*---------------------------------------------------------------*


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                        SEPTEMBER 30, 1996

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

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On November 7, 1996, 6,121,750 shares of Common Stock, without par value, were outstanding.

 *---------------------------------------------------------------*

                          1 of 16 PAGES

                    LOGIC DEVICES INCORPORATED


                               INDEX


                                                      PAGE NUMBER

 Part I.  Financial Information

     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of September 30, 1996   3
       and December 31, 1995

     Consolidated Statements of Income for the three        4
       months ended September 30, 1996 and 1995

     Consolidated Statements of Income for the nine         5
       months ended September 30, 1996 and 1995

     Consolidated Statements of Cash Flows for the          6
       nine months ended September 30, 1996 and 1995

     Notes to Consolidated Financial Statements             7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF       9
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 Part II.  Other Information

     ITEM 5.  OTHER INFORMATION                             15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              15


 Signatures                                                 16

 Exhibit 10                                                 17

 Exhibit 11

 Exhibit 27

 Part I - FINANCIAL INFORMATION
 Item 1. Financial Statements.

                    LOGIC DEVICES INCORPORATED

                    CONSOLIDATED BALANCE SHEETS

                                                September 30,     December 31,
                                                     1996             1995
 ASSETS                                          (unaudited)

 Current assets:
      Cash and cash equivalents                 $ 1,317,800       $ 4,378,500
      Accounts receivable, net of allowance       5,205,500         5,844,000
      Inventories                                11,921,100         8,296,000
      Prepaid expenses                            1,294,700           980,300
      Deferred income taxes                         704,700           704,700
            Total current assets                 20,443,800        20,203,500

 Equipment and leasehold improvements, net        3,011,300         2,409,800

 Other assets                                       629,100           752,700

                                                $24,084,200       $23,366,000

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Bank Borrowings                             1,000,000               -
      Current portion of long-term obligations      175,200           175,200
      Accounts payable                              840,100           991,000
      Accrued expenses                              333,000           278,800
      Income taxes payable                              -             819,000
            Total current liabilities             2,348,300         2,264,000

 Long-term obligations                               83,300           166,200
 Deferred income taxes                              225,000           225,000
            Total liabilities                     2,656,600         2,655,200

 Shareholders' equity:
      Common stock                               17,316,400        16,741,900
      Shareholder receivables                      (307,500)              -
      Retained earnings                           4,418,700         3,968,900
            Total shareholders' equity           21,427,600        20,710,800

                                                $24,084,200       $23,366,000

                             LOGIC DEVICES INCORPORATED

                          CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended September 30, 1996 and 1995

                                     (unaudited)

                                                    1996              1995

 Net revenues                                   $ 3,389,700       $ 4,517,400

 Cost of sales                                    1,847,600         2,684,700

            Gross margin                          1,542,100         1,832,700

 Operating expenses:
      Research and development                      436,300           382,500
      Selling, general and administrative           949,400           761,700

      Operating expenses                          1,385,700         1,144,200

            Income from operations                  156,400           688,500

 Other income (expense), net                          4,700           (40,700)

            Income before taxes                     161,100           647,800

 Income taxes                                        65,800           207,000

 Net income                                     $    95,300       $   440,800



 Net income per common share                    $      0.02       $      0.08


 Weighted average common share equivalents        6,221,750         5,667,306
      outstanding

                             LOGIC DEVICES INCORPORATED

                          CONSOLIDATED STATEMENTS OF INCOME

                    Nine Months ended September 30, 1996 and 1995

                                     (unaudited)


                                                    1996              1995

 Net revenues                                   $10,494,700       $12,475,400

 Cost of sales                                    5,622,300         7,149,400

            Gross margin                          4,872,400         5,326,000

 Operating expenses:
      Research and development                    1,231,100         1,098,000
      Selling, general and administrative         2,970,500         2,344,500

      Operating expenses                          4,201,600         3,442,500

            Income from operations                  670,800         1,883,500

 Other income (expense), net                         73,300          (234,200)

            Income before taxes                     744,100         1,649,300

 Income taxes                                       294,300           529,700

 Net income                                     $   449,800       $ 1,119,600


 Net income per common share                    $      0.07       $      0.21


 Weighted average common share equivalents        6,221,750         5,324,185
      outstanding

                             LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine months ended September 30, 1996 and 1995

                                     (unaudited)


                                                    1996               1995
 Cash flows from operating activities:

   Net income                                   $   449,800       $1,119,600
      Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                766,600          931,000

      Change in operating assets and liabilities:
         Accounts receivable, net                   638,500       (1,103,000)
         Inventories                             (3,625,100)        (175,600)
         Prepaid expenses                          (314,400)         (74,700)
         Accounts payable                          (150,900)        (758,400)
         Accrued expenses                            54,200          (74,900)
         Income taxes payable                      (819,000)         151,600
            Net cash (used in) provided by       (3,000,300)          15,600
                operating activities

 Cash flows from investing activities:
   Capital expenditures                          (1,139,500)        (495,600)
   Net increase in other assets                    (105,000)        (351,700)
            Net cash (used in) investing         (1,244,500)        (847,300)
                 activities

 Cash flows from financing activities:
   Bank borrowing, net                            1,000,000       (2,846,400)
   Proceeds from private placement                      -          9,940,900
   Repayment of notes payable and long-term debt    (82,900)         (93,300)
   Repayment of obligations to shareholders             -           (863,900)
   Proceeds from exercise of warrants               258,900          258,500
   Proceeds from exercise of employee stock options   8,100          190,500
            Net cash provided by                  1,184,100        6,586,300
                     financing activities

 Net (decrease) increase in cash and             (3,060,700)       5,754,600
              cash equivalents

 Cash and cash equivalents at beginning of
      period                                    $ 4,378,500       $  222,300

 Cash and cash equivalents at end of period     $ 1,317,800       $5,976,900

                    LOGIC DEVICES INCORPORATED

            Notes to Consolidated Financial Statements

             September 30, 1996 and December 31, 1995

                            (unaudited)


 (A)   BASIS OF PRESENTATION


     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company has filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the years ended December 31, 1995 and 1994, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


 (B)  INVENTORIES


     A summary of inventories follows:


                        September 30,      December 31,
                             1996              1995

 Raw materials          $  4,063,700       $    938,000
 Work-in-process           3,512,700          3,912,600
 Finished goods            4,344,700          3,445,400

                        $ 11,921,100       $  8,296,000

     Based on forecasted 1997 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.

                    LOGIC DEVICES INCORPORATED
            Notes to Consolidated Financial Statements

             September 30, 1996 and December 31, 1995

                            (unaudited)




 (C) DEBT FINANCING


     On June 28, 1996, the Company renewed its $8,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1997. The line of credit bears interest at the bank's reference rate (8.25% at September 30, 1996). The line of credit is secured by the assets of the Company and requires the Company to maintain a minimum tangible net worth of not less than $19,500,000, a maximum ratio of debt to tangible net worth of not more than 0.5 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.50 to 1.0, and profitability of more than $1 dollar for each fiscal quarter. As of September 30, 1996, the Company had $7,000,000 available under the revolving line of credit.


 (D) WARRANT EXERCISE


     On February 15, 1995, the non-employee directors of the Company were granted warrants to purchase an aggregate of 220,000 shares of Common Stock. The grants were ratified by shareholders of the Company at the Company's 1995 annual meeting of shareholders held June 13, 1995. The warrants have an exercise price of $2.5625 per share, which was the last reported transaction price of the Common Stock on February 15, 1995, and expire on February 15, 2000. Two of the Warrants representing an aggregate of 120,000 shares of Common Stock were exercised in July 1996 and the remaining Warrant has been transferred to a non-director. The Company extended $307,500 in recourse loans for the exercise price of the Warrants to the parties exercising the Warrants. These loans are accounted for as shareholder receivables in shareholder's equity. The shares of Common Stock received on the exercise also have been pledged as security on such loans.

 (E) FACILITIES LEASE

     The Company on October 18, 1996 signed a lease with respect to premises located at 1320 Orleans Drive, Sunnyvale, California and expects to take possession of the premises on December 1, 1996. The lease has a six year term beginning upon the Company taking possession of the premises. The premises consist of approximately 21,500 square feet and will house the Company's main corporate offices and facilities for the Company's research and development efforts, testing and assembly of its semiconductor products. The lease is triple net and the monthly base rent will be approximately $26,300 for each of the first 12 months of the lease increasing thereafter in accordance with the Consumer Price Index on the basis set forth in the lease. The Company believes that the premises will be sufficient to meet its needs both currently and for the term of the lease.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                    LOGIC DEVICES INCORPORATED

        MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



 RESULTS OF OPERATIONS

 REVENUES

     Net revenues decreased by 25%, from $4,517,400 for the three months ended September 30, 1995 to $3,389,700 for the three months ended September 30, 1996. This decrease was due to a substantial decrease in revenues derived from the Company's SRAM ("Static Random Access Memory") products which accounted for 49% of revenues in the September 30, 1995 period, but decreased to 17% of revenues in the September 30, 1996 period. Net revenues from the Company's DSP ("Digital Signal Processing") products accounted for 49% of revenues in 1995, and increased to 81% in 1996. The semiconductor memory market is in the midst of a dramatic drop-off in demand which began in the fourth quarter of 1995. SRAM memory suppliers have been caught in a period of weak demand and have been reducing prices to move their SRAM inventories. As a result of the adverse market conditions, the Company has experienced order cancellations, delivery push-outs, and sharply falling prices which affected SRAM product revenues during the 1996 period. The Company's DSP product line, which sells into a much more stable market environment than the SRAM products, grew 24% in revenues over the 1995 period.

     Net revenues decreased by 16%, from $12,475,400 for the nine month period ended September 30, 1995 to $10,494,700 for the nine months ended September 30, 1996. This decrease was due to decreased net revenues derived from the Company's SRAM products which accounted for 46% of revenues for the 1995 period, but decreased to 12% of revenues for the 1996 period. Net revenues from DSP products accounted for 50% of revenues in 1995, whereas DSP product sales comprised 84% of net revenues in 1996. The sharp drop-off in demand in the memory market which began in the fourth quarter of 1995 continued through the first nine months of 1996. The Company has experienced order cancellations, delivery push-outs, and sharply falling prices which affected SRAM product revenues during the first nine months of 1996. The Company's DSP product line, which is more stable, grew 42% in revenues over the nine months half of 1995.


 EXPENSES

     Cost of sales decreased 31% from $2,684,700 or 59% of net revenues for the three months ended September 30, 1995 to $1,847,600 or 55% of net revenues for the same period in 1996. Gross profit decreased 16%, from $1,832,700 in the former period to $1,542,100 in the latter period. The decrease in gross profit is the result of lower revenues for the period. As a percentage of net revenues, gross profit increased from 41% for the three months ended September 30, 1995 to 45% for the three months ended September 30, 1996. The increase in gross profit margin for the period is the result of a larger percentage of the Company's revenues coming from its DSP product line which generally yields higher gross profit margin than the Company's SRAM product line.

     Cost of sales decreased 21% from $7,149,400 or 57% of net revenues for the nine months ended September 30, 1995 to $5,622,300 or 54% of net revenues for the same period in 1996. Gross profit decreased 9% from $5,326,000 in the former period to $4,872,400 in the latter period.
 This decrease in gross profit is the result of lower revenues for the period. As a percentage of net revenues, gross profit increased from 43% in the nine months ended September 30, 1995 to 46% in the nine months ended September 30, 1996. This increase in gross profit margin is the result of a higher revenue contribution from DSP products which yields a higher gross margin than the Company's SRAM products.

     Research and development ("R & D") expenses for the three months ended September 30, 1995, were $382,500 and increased to $436,300 for the same period in 1996. For the nine month period, research and development expenses were $1,098,000 for 1995, increasing to $1,231,100 for 1996. As a percentage of net revenues, R & D expenses were 9% for the three months ended September 30, 1995, compared to 13% for 1996. For the nine months ended September 30, 1995, R & D expenses as a percentage of net sales were 9% compared to 12% for 1996. In the 1996 periods the Company has dramatically increased its product development efforts. The Company invested in additional personnel, product development tools and new product tooling at its foundry sources to increase the Company's product offerings and to diversify its foundry sources. The Company intends to continue to make substantial investments in product R & D.

     Selling, general and administrative ("S,G & A") expenses were $761,700 for the three months ended September 30, 1995 and increased to $949,400 for the same period in 1996. For the nine months ended September 30, 1995, S, G & A expenses were $2,344,500, increasing to $2,970,500 for the same period in 1996. As a percentage of net sales, selling, general and administrative expenses were 17% for the three months ended September 30, 1995 compared to 28% in 1996. As a percentage of net sales, selling, general and administrative expenses were 19% for the first nine months of 1995 compared to 28% in 1996. The Company increased its sales and marketing efforts substantially for the 1996 periods. Over the prior year, the Company has added a sales office in Southern California to service the south and midwest sales regions and a sales office in Great Britain to service the European market, added an additional sales engineer to staff its east-coast regional sales offices, and increased the marketing and technical sales staff at the headquarters office. The Company has also increased its marketing promotional effort with ad placements and applications articles in industry trade publications as well as additional promotional materials and a newsletter for the Company's distributor and sales representatives. The Company intends to continue to expand these efforts in the future.


     Net operating income decreased 77% to $156,400 for the three months ended September 30, 1996 versus $688,500 for the same period in 1995. For the nine month period ended September 30, 1996 net operating income decreased 64% to $670,800 from $1,883,500 for the same period in 1995.

     For the three month period in 1996, the Company earned $4,700 in Other Income from interest on cash invested versus Other Income of $40,700 in 1995. For the nine month period in 1996, the Company earned $73,300 in Other Income from interest on cash invested versus Other Income of $234,200 in 1995.

     The Company's effective tax rate for the three and nine months period for 1996 increased to 40% versus 32% for the 1995 period. This increase is the result of utilization of the tax credits available to the Company in the past.

     Net income decreased 78% for the three months ended September 30, 1996 to $95,300 compared to $440,800 for the same period in 1995. For the nine months ended September 30, 1996, net income decreased 60% to $449,800 compared to $1,119,600 for the same period in 1995.


 LIQUIDITY AND CAPITAL RESOURCES


 CASH FLOWS

     For the first nine months of 1996, the Company used $3,000,300 in cash flow from operating activities (after-tax cash earnings less net increases and decreases, respectively, in current assets and liabilities). This use of cash was from increases in inventories of $3,625,100 and payment of income taxes due of $819,000 offset by after-tax cash earnings generated of $1,216,400 (net income plus depreciation and amortization) and cash of $638,500 provided from accounts
 receivables.   The Company invested $1,244,500 in capital expenditures
 and other assets for research and development tools and new product tooling during the nine month period of 1996. The Company received proceeds of $267,000 from the exercise of certain warrants and employee stock options. The result was a net use of cash for the nine months of 1996 of $3,060,700.

     In the first nine months of 1995, the Company generated $15,600 in cash flow from operating activities (after-tax cash earnings less net increases and decreases, respectively, in current assets and liabilities). Capital equipment expenditures and increases to other assets used $847,300 net in cash. The Company completed three private placements of securities during the period which provided $9,763,200 in net cash. Repayment of bank notes, including a term loan in the principal amount of $800,000 which had been used previously to repay certain debt to shareholders, used $3,803,600 net in cash. Due to an increase in the price of the Company's common stock throughout the first nine months of 1995, the Company was provided with cash flow from the exercise of certain warrants and employee stock options which provided $420,500 in cash flow for the period.


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

     Because of the Company's customer scheduled backlog demands, up to 80% of the quarterly revenues are shipped in the last month of the quarter. This places a large portion of the quarterly shipments into accounts receivable not yet due per the Company's net 30 day terms. This factor, combined with the fact that the Company's distributor customers (which currently make up 65% of the Company revenues) generally pay 60 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period.

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


 DEBT

     On June 28, 1996, the Company renewed its $8,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1997. The line of credit bears interest at the bank's reference rate (8.25% at September 30, 1996). The line of credit is secured by the assets of the Company and requires the Company to maintain a minimum tangible net worth of not less than $19,500,000, a maximum ratio of debt to tangible net worth of not more than 0.5 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.50 to 1.0, and profitability of more than $1 dollar for each fiscal quarter. As of September 30, 1996, the Company had $7,000,000 available under the revolving line of credit.

 PART II - OTHER INFORMATION
                      LOGIC DEVICES INCORPORATED


 Item 5. Other Information

       See Note (E) to the Notes to Consolidated Financial Statements for a description of a new facilities lease regarding premises the Company expects to occupy on or about December 1, 1996.

 Item 6. Exhibits and Reports on Form 8-K.

     (a)  (1) Exhibit 10 - Facilities Lease

          (2) Exhibit 11 - Computation of Earnings Per Common Share

          (3) Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Logic Devices Incorporated
                                     (Registrant)


 Date:   OCTOBER 13, 1996          By /S/ WILLIAM J. VOLZ
                                     William J. Volz
                                     President and Principal
                                     Executive Officer


 Date:   OCTOBER 13, 1996          By /S/ TODD J. ASHFORD
                                     Todd J. Ashford
                                     Chief Financial Officer and
                                     Principal Financial and
                                     Accounting Officer

 Exhibit 10


 Lease Agreement
 By And Between
 Aetna Life Insurance Company,
 A Connecticut Corporation
 As Landlord
 And
 Logic Devices, Inc.,
 A California corporation
 As Tenant
 Dated October 18, 1996

 Table Of Contents
                                              Page
      Basic Lease Information                  iv
      1. Demise                                 1
      2. Premises                               1
      3. Term                                   2
      4. Rent                                   3
      5. Utility Expenses                       8
      6. Late Charge                            8
      7. Security Deposit                       9
      8. Possession                             9
      9. Use Of Premises                       10
      10. Acceptance Of Premises               12
      11. Surrender                            12
      12. Alterations And Additions            13
      13. Maintenance and Repairs Of Premises  14
      14. Landlords Insurance                  16
      15. Tenants Insurance                    16
      16. Indemnification                      17
      17. Subrogation                          18
      18. Signs                                18
      19. Free From Liens                      19
      20. Entry By Landlord                    19
      21. Destruction And Damage               20
      22. Condemnation                         22
      23. Assignment And Subletting            23
      24. Tenants Default                      25
      25. Landlords Remedies                   27
      26. Landlords Right to Perform Tenants Obligations     30
      27. Attorneys Fees                       31
      28. Taxes                                31
      29. Effect Of Conveyance                 32
      30. Tenant's Estoppel Certificate        32
      31. Subordination                        33
      32. Environmental Covenants              33
      33. Notices                              37
      34. Waiver                               37
      35. Holding Over                         37
      36. Successors And Assigns               38
      37. Time                                 38
      38. Brokers                              38
      39. Limitation Of Liability              38
      40. Financial Statements                 39
      41. Rules And Regulations                39
      42. Mortgagee Protection                 39
      43. Entire Agreement                     40
      44. Interest                             40
      45. Construction                         40
      46. Representations And Warranties Of Tenant 40
      47. Security                             41
      48. Jury Trial Waiver                    41




 Exhibit


 A     Diagram of the Premises


 B     Tenant Improvements


 B-1   Landlord's Work


 B-2   Final Plans and Specifications for Tenant  Improvements


 C     Commencement and Expiration Date Memorandum


 D     Rules and Regulations


 E     Sign Criteria


 F     Hazardous Materials Disclosure Certificate


 G     Tenant Improvements Loan Amortization  Memorandum

 Lease Agreement
 Basic Lease Information



 Lease Date:
 October 18, 1996


 Landlord:
 Aetna Life Insurance Company,
 a Connecticut corporation


 Landlord s Address:
 c/o Allegis Realty Investors llc
 1740 Technology Drive, Suite 600
 San Jose, California  95110



 All notices sent to Landlord under this Lease shall be sent to the above address, with copies to:
 Insignia Commercial Group, Inc.
 160 West Santa Clara Street, Suite 1350
 San Jose, California  95113


 Tenant:
 Logic Devices, Inc.,
 a California corporation


 Tenant's Contact Person:
 Todd Ashford


 Tenant's Address and Telephone Number:
 1320 Orleans Avenue
 Sunnyvale, California  94089
 (408) 737-3300


 Premises Square Footage:
 Approximately Twenty-One Thousand Five Hundred Seventy-Six
 (21,576) rentable square feet


 Premises Address:
 1320 Orleans Drive
 Sunnyvale, California


 Project:
 1320-1322 Orleans Drive, Sunnyvale, California, together with the land on which the Project is situated and all Common Areas

 Building (if not the same as the Project):
 Same as the Project


 Tenant's Proportionate Share of Project:

 54%


 Tenant's Proportionate Share of Building:

 54%


 Length of Term:
 Seventy-two (72) months


 Estimated Commencement Date:

 December 1, 1996


 Estimated Expiration Date:
 November 30, 2002




 Monthly Base Rent:

 Months     Sq. Ft.    Monthly Base Rate    Monthly Base Rent

 1-12       21,576      x $1.25             = $ 26,970.00

 13-72 Monthly Base Rent to be increased in accordance with the Consumer Price Index (see Paragraph 4(a) of the
            Lease)


 Prepaid Base Rent:
 Twenty-Six Thousand Nine Hundred Seventy Dollars ($26,970.00)


 Prepaid Additional Rent:
 Four Thousand Three Hundred Seventy-Two and 96/100 Dollars
 ($4,372.96)


 Month to which Prepaid Base Rent and Additional Rent will be
 Applied:

 First (1st) month of the Term


 Security Deposit:
 Sixty-Four Thousand Dollars ($64,000.00)


 Permitted Use:
 General office and research and development, engineering, test and assembly of semiconductor products


 Unreserved Parking Spaces:
 One hundred (100) nonexclusive and undesignated parking spaces


 Broker(s):
 Jeff Houston of CPS (Landlord's Broker)
 Todd Beatty of CPS (Tenant's Broker)


 Tenant Improvements Allowance:

 Sixty-Four Thousand Seven Hundred Twenty-Eight Dollars
 ($64,728.00)


 Tenant Improvements Loan:

 Eighty-Six Thousand Three Hundred Four Dollars ($86,304.00)


 Architect:
 DES Architects & Engineers

 Lease Agreement

      This Lease Agreement is made and entered into by and between Landlord and Tenant on the Lease Date. The defined terms used in this Lease which are defined in the Basic Lease Information attached to this Lease Agreement ( Basic Lease Information ) shall have the meaning and definition given them in the Basic Lease Information. The Basic Lease Information, the exhibits, the addendum or addenda described in the Basic Lease Information, and this Lease Agreement are and shall be construed as a single instrument and are referred to herein as the Lease .

      1.   Demise

      In consideration for the rents and all other charges and payments payable by Tenant, and for the agreements, terms and conditions to be performed by Tenant in this Lease, Landlord does hereby lease to Tenant, and Tenant does hereby hire and take from Landlord, the Premises described below (the Premises ), upon the agreements, terms and conditions of this Lease for the Term hereinafter stated.

      2.   Premises

      The Premises demised by this Lease is located in that certain building (the Building ) specified in the Basic Lease Information, which Building is located in that certain real estate development (the Project ) specified in the Basic Lease Information. The Premises has the address and contains the square footage specified in the Basic Lease Information. The location and dimensions of the Premises are depicted on Exhibit A, which is attached hereto and incorporated herein by this reference. Tenant shall have the non-exclusive right (in common with the other tenants, Landlord and any other person granted use by Landlord) to use the Common Areas (as hereinafter defined), excluding, however, the parking areas, together with a license to use the number of non-exclusive and undesignated parking spaces set forth in the Basic Lease Information in the Building or Project s parking areas; provided, however, that Landlord shall not be required to enforce Tenant s right to use such parking spaces; and, provided further, that the number of parking spaces allocated to Tenant hereunder shall be reduced on a proportionate basis in the event any of the parking spaces in the Building or Project s parking areas are taken or otherwise eliminated as a result of any Condemnation (as hereinafter defined) or casualty event affecting such parking areas. No easement for light or air is incorporated in the Premises. For purposes of this Lease, the term Common Areas shall mean all areas and facilities outside the Premises and within the exterior boundary line of the Project that are provided and designated by Landlord for the non-exclusive use of Landlord, Tenant and other tenants of the Project and their respective employees, guests and invitees.

      The Premises demised by this Lease shall also include any Tenant Improvements (as that term is defined in Exhibit B, attached hereto and incorporated herein by this reference) to be constructed by Landlord within the interior of the Premises. Landlord shall construct any Tenant Improvements on the terms and conditions set forth in Exhibit B. Landlord and Tenant agree to and shall be bound by the terms and conditions of Exhibit B.

      Landlord has the right, in its sole discretion, from time to time, to: (a) make changes to the Common Areas, including, without limitation, changes in the location, size, shape and number of driveways, entrances, parking spaces, parking areas, ingress, egress, direction of driveways, entrances, corridors and walkways; (b) close temporarily any of the Common Areas for maintenance purposes so long as reasonable access to the Premises remains available; (c) add additional buildings and improvements to the Common Areas or remove existing buildings or improvements therefrom; (d) use the Common Areas while engaged in making additional improvements, repairs or alterations to the Project or any portion thereof; and (e) do and perform any other acts or make any other changes in, to or with respect to the Common Areas and the Project as Landlord may, in its sole discretion, deem to be appropriate.

      3.   Term

      The term of this Lease (the "Term") shall be for the period of months specified in the Basic Lease Information, commencing on the earliest to occur of the following dates (the "Commencement
 Date"):

      (a) The date the Tenant Improvements are approved by the appropriate governmental agency as being in accordance with its building code and the building permit issued for such improvements, as evidenced by the issuance of a final building inspection approval; provided, however, that the date determined pursuant to this Paragraph 3(a) shall not be earlier than December 1, 1996; or

      (b) The date Landlord s architect and general contractor have both certified in writing to Tenant that the Tenant Improvements have been substantially completed in accordance with the plans and specifications therefor; provided, however, that the date determined pursuant to this Paragraph 3(b) shall not be earlier than December 1, 1996; or

      (c) The date Tenant commences occupancy of the Premises; provided, however, that Tenant shall not be deemed to have commenced occupancy of the Premises for purposes of this Paragraph 3(c) if Tenant enters upon the Premises for the sole purpose of installing its telephone cabling and cubicles therein and preparing the Premises for its business operations in accordance with Paragraph 8(c) below.

      In the event the actual Commencement Date, as determined pursuant to the foregoing, is a date other than the Estimated Commencement Date, then Landlord and Tenant shall promptly execute a Commencement and Expiration Date Memorandum in the form attached hereto as Exhibit C, wherein the parties shall specify the Commencement Date, the date on which the Term expires (the Expiration Date ) and the date on which Tenant is to commence paying Rent.

      4.   Rent

      (a) Base Rent. Tenant shall pay to Landlord, in advance on the first day of each month, without further notice or demand and without offset or deduction, the monthly installments of rent specified in the Basic Lease Information (the Base Rent ).

      The Base Rent under this Paragraph 4(a) shall be adjusted, as stated below, on each anniversary of the Commencement Date of this Lease to reflect percentage increases in the cost of living. The Consumer Price Index (U.S. Department of Labor Consumer Price Index (all items) for Urban Wage Earners and Clerical Workers, San Francisco Bay Area (1982-1984=100), hereinafter referred to as the Index ) published for the month immediately preceding each such adjustment date ( Adjustment Index ) and the Index published for the month immediately preceding the Commencement Date of this Lease ( Base Index ) shall be compared and the percentage difference between the Adjustment Index and the Base Index shall be determined. The initial Base Rent specified in the Basic Lease Information shall be increased by adding to said initial Base Rent the percentage amount of said initial Base Rent equal to the percentage difference between the Base Index and the Adjustment Index; provided, however, in no event shall the initial Base Rent hereunder be increased by less than four percent (4%) or more than seven percent (7%) for any one year. When the adjusted Base Rent is determined after each adjustment date, Landlord shall give Tenant written notice indicating the amount thereof and the method of computation. If the Consumer Price Index is changed or discontinued, Landlord shall substitute an official index published by the Bureau of Labor Statistics or its successor or similar governmental agency as may then be in existence and shall be most nearly equivalent thereto.

      Upon execution of this Lease, Tenant shall pay to Landlord the Prepaid Rent and first monthly installment of estimated Additional Rent (as hereinafter defined) specified in the Basic Lease Information to be applied toward Base Rent and Additional Rent for the month of the Term specified in the Basic Lease Information.

      (b) Additional Rent. This Lease is intended to be a triple-net Lease with respect to Landlord; and subject to Paragraph 13(b) below, the Base Rent owing hereunder is (1) to be paid by Tenant absolutely net of all costs and expenses relating to Landlord s ownership and operation of the Project and the Building, and (2) not to be reduced, offset or diminished, directly or indirectly, by any cost, charge or expense payable hereunder by Tenant or by others in connection with the Premises, the Building and/or the Project or any part thereof. The provisions of this Paragraph 4(b) for the payment of Tenant s Proportionate Share(s) of Expenses (as hereinafter defined) are intended to pass on to Tenant its share of all such costs and expenses. In addition to the Base Rent, Tenant shall pay to Landlord, in accordance with this Paragraph 4, Tenant s Proportionate Share(s) of all costs and expenses paid or incurred by Landlord in connection with the ownership, operation, maintenance, management and repair of the Premises, the Building and/or the Project or any part thereof (collectively, the Expenses ), including, without limitation, all the following items (the Additional Rent ):

      (1) Taxes and Assessments. All real estate taxes and assessments, which shall include any form of tax, assessment, fee, license fee, business license fee, levy, penalty (if a result of Tenant s delinquency), or tax (other than net income, estate, succession, inheritance, transfer or franchise taxes), imposed by any authority having the direct or indirect power to tax, or by any city, county, state or federal government or any improvement or other district or division thereof, whether such tax is (i) determined by the area of the Premises, the Building and/or the Project or any part thereof, or the Rent and other sums payable hereunder by Tenant or by other tenants, including, but not limited to, any gross income or excise tax levied by any of the foregoing authorities with respect to receipt of Rent and/or other sums due under this Lease; (ii) upon any legal or equitable interest of Landlord in the Premises, the Building and/or the Project or any part thereof; (iii) upon this transaction or any document to which Tenant is a party creating or transferring any interest in the Premises, the Building and/or the Project; (iv) levied or assessed in lieu of, in substitution for, or in addition to, existing or additional taxes against the Premises, the Building and/or the Project, whether or not now customary or within the contemplation of the parties; or (v) surcharged against the parking area. Tenant and Landlord acknowledge that Proposition 13 was adopted by the voters of the State of California in the June, 1978 election and that assessments, taxes, fees, levies and charges may be imposed by governmental agencies for such purposes as fire protection, street, sidewalk, road, utility construction and maintenance, refuse removal and for other governmental services which may formerly have been provided without charge to property owners or occupants. It is the intention of the parties that all new and increased assessments, taxes, fees, levies and charges due to any cause whatsoever are to be included within the definition of real
 property taxes for purposes of this Lease.   Taxes and
 assessments shall also include legal and consultants fees, costs and disbursements incurred in connection with proceedings to contest, determine or reduce taxes, Landlord specifically reserving the right, but not the obligation, to contest by appropriate legal proceedings the amount or validity of any taxes.
           (2) Insurance. All insurance premiums for the Building and/or the Project or any part thereof, including premiums for all risk fire and extended coverage insurance, commercial general liability insurance, rent loss or abatement insurance, earthquake insurance, flood or surface water coverage, and other insurance as Landlord deems necessary in its sole discretion, and any deductibles paid under policies of any such insurance.
           (3) Utilities. The cost of all Utilities (as hereinafter defined) serving the Premises, the Building and the Project that are not separately metered to Tenant, any assessments or charges for Utilities or similar purposes included within any tax bill for the Building or the Project, including without limitation, entitlement fees, allocation unit fees, and/or any similar fees or charges and any penalties (if a result of Tenant s delinquency) related thereto, and any amounts, taxes, charges, surcharges, assessments or impositions levied, assessed or imposed upon the Premises, the Building or the Project or any part thereof, or upon Tenant s use and occupancy thereof, as a result of any rationing of Utility services or restriction on Utility use affecting the Premises, the Building and/or the Project, as contemplated in Paragraph 5 below (collectively, Utility Expenses ).
           (4) Common Area Expenses. All costs to operate, maintain, repair, replace, supervise, insure and administer the Common Areas, including supplies, materials, labor and equipment used in or related to the operation and maintenance of the Common Areas, including parking areas (including, without limitation, all costs of resurfacing and restriping parking areas), signs and directories on the Building and/or the Project, landscaping (including maintenance contracts and fees payable to landscaping consultants), amenities, sprinkler systems, sidewalks, walkways, driveways, curbs, lighting systems and security services, if any, provided by Landlord for the Common Areas, and any charges, assessments, costs or fees levied by any association or entity of which the Project or any part thereof is a member or to which the Project or any part thereof is subject.
           (5) Parking Charges. Any parking charges or other costs levied, assessed or imposed by, or at the direction of, or resulting from statutes or regulations, or interpretations thereof, promulgated by any governmental authority or insurer in connection with the use or occupancy of the Building or the Project.
           (6) Maintenance and Repair Costs. Except for costs which are the responsibility of Landlord pursuant to Paragraph 13(b) below, all costs to maintain, repair, and replace the Premises, the Building and/or the Project or any part thereof, including without limitation, (i) all costs paid under maintenance, management and service agreements such as contracts for janitorial, security and refuse removal, (ii) all costs to maintain, repair and replace the roof coverings of the Building or the Project or any part thereof, (iii) all costs to maintain, repair and replace the heating, ventilating, air conditioning, plumbing, sewer, drainage, electrical, fire protection, life safety and security systems and other mechanical, electrical and communications systems and equipment serving the Premises, the Building and/or the Project or any part thereof (collectively, the Systems ).
           (7) Life Safety Costs. All costs to install, maintain, repair and replace all life safety systems, including, without limitation, all fire alarm systems, serving the Premises, the Building and/or the Project or any part thereof (including all maintenance contracts and fees payable to life safety consultants) whether such systems are or shall be required by Landlord s insurance carriers, Laws (as hereinafter defined) or otherwise.
           (8) Management and Administration. All costs for management and administration of the Premises, the Building and/or the Project or any part thereof, including, without limitation, a property management fee, accounting, auditing, billing, postage, salaries and benefits for clerical and supervisory employees, whether located on the Project or off-site, payroll taxes and legal and accounting costs and fees for licenses and permits related to the ownership and operation of the Project.

           Notwithstanding anything in this Section 4(b) to the contrary, with respect to all sums payable by Tenant as Additional Rent under this Section 4(b) for the repair or replacement of any item or the construction of any new item in connection with the physical operation of the Premises, the Building or the Project (i.e., HVAC, roof membrane or coverings and parking area) which is a capital item the repair or replacement of which properly would be capitalized under generally accepted accounting principles, Tenant shall be required to pay only the prorata share of the cost of the item falling due within the Term (including any Renewal Term) based upon the amortization of the same over the useful life of such item, as reasonably determined by Landlord.

      (c) Payment of Additional Rent.

      (1) Upon commencement of this Lease, Landlord shall submit to Tenant an estimate of monthly Additional Rent for the period between the Commencement Date and the following December 31 and Tenant shall pay such estimated Additional Rent on a monthly basis, in advance, on the first day of each month. Tenant shall continue to make said monthly payments until notified by Landlord of a change therein. By April 1 of each calendar year, Landlord shall endeavor to provide to Tenant a statement showing the actual Additional Rent due to Landlord for the prior calendar year, to be prorated during the first year from the Commencement Date. If the total of the monthly payments of Additional Rent that Tenant has made for the prior calendar year is less than the actual Additional Rent chargeable to Tenant for such prior calendar year, then Tenant shall pay the difference in a lump sum within ten (10) days after receipt of such statement from Landlord. Any overpayment by Tenant of Additional Rent for the prior calendar year shall be credited towards the Additional Rent next due.

           (2)Landlord s then-current annual operating and capital budgets for the Building and the Project or the pertinent part thereof shall be used for purposes of calculating Tenant s monthly payment of estimated Additional Rent for the current year, subject to adjustment as provided above. Landlord shall make the final determination of Additional Rent for the year in which this Lease terminates as soon as possible after termination of such year. Even though the Term has expired and Tenant has vacated the Premises, Tenant shall remain liable for payment of any amount due to Landlord in excess of the estimated Additional Rent previously paid by Tenant, and, conversely, Landlord shall promptly return to Tenant any overpayment. Failure of Landlord to submit statements as called for herein shall not be deemed a waiver of Tenant s obligation to pay Additional Rent as herein provided.
           (3) With respect to Expenses which Landlord allocates to the Building, Tenant s Proportionate Share shall be the percentage set forth in the Basic Lease Information as Tenant s Proportionate Share of the Building, as adjusted by Landlord from time to time for a remeasurement of or changes in the physical size of the Premises or the Building, whether such changes in size are due to an addition to or a sale or conveyance of a portion of the Building or otherwise. With respect to Expenses which Landlord allocates to the Project as a whole or to only a portion of the Project, Tenant s Proportionate Share shall be, with respect to Expenses which Landlord allocates to the Project as a whole, the percentage set forth in the Basic Lease Information as Tenant s Proportionate Share of the Project and, with respect to Expenses which Landlord allocates to only a portion of the Project, a percentage calculated by Landlord from time to time in its sole discretion and furnished to Tenant in writing, in either case as adjusted by Landlord from time to time for a remeasurement of or changes in the physical size of the Premises or the Project, whether such changes in size are due to an addition to or a sale or conveyance of a portion of the Project or otherwise. Notwithstanding the foregoing, Landlord may equitably adjust Tenant s Proportionate Share(s) for all or part of any item of expense or cost reimbursable by Tenant that relates to a repair, replacement, or service that benefits only the Premises or only a portion of the Building and/or the Project or that varies with the occupancy of the Building and/or the Project. Without limiting the generality of the foregoing, Tenant understands and agrees that Landlord shall have the right to adjust Tenant s Proportionate Share(s) of any Utility Expenses based upon Tenant s use of the Utilities or similar services as reasonably estimated and determined by Landlord based upon factors such as size of the Premises and intensity of use of such Utilities by Tenant such that Tenant shall pay the portion of such charges reasonably consistent with Tenant s use of such Utilities and similar services. If Tenant disputes any such estimate or determination of Utility Expenses, then Tenant shall either pay the estimated amount or cause the Premises to be separately metered at Tenant s sole expense.

      (d) General Payment Terms. The Base Rent, Additional Rent and all other sums payable by Tenant to Landlord hereunder, including, without limitation, payments of principal and interest on the Tenant Improvements Loan (as defined in Exhibit B hereto), if any, any late charges assessed pursuant to Paragraph 6 below and any interest assessed pursuant to Paragraph 45 below, are referred to as the Rent . All Rent shall be paid without deduction, offset or abatement in lawful money of the United States of America. Checks are to be made payable to Moffett Park Properties Company #317 and shall be mailed to: ALIC SA87 IODCG AAF REI 3261 Moffett Park Properties, Lock Box 66268, El Monte, California 91735-6268 or to such other person or place as Landlord may, from time to time, designate to Tenant in writing. The Rent for any fractional part of a calendar month at the commencement or termination of the Lease term shall be a prorated amount of the Rent for a full calendar month based upon a thirty
 (30) day month.

      5.   Utility Expenses

      (a) Tenant shall pay the cost of all water, sewer use, sewer discharge fees and permit costs and sewer connection fees, gas, heat, electricity, refuse pick-up, janitorial service, telephone and all materials and services or other utilities (collectively, Utilities ) billed or metered separately to the Premises and/or Tenant, together with all taxes, assessments, charges and penalties added to or included within such cost. Tenant acknowledges that the Premises, the Building and/or the Project may become subject to the rationing of Utility services or restrictions on Utility use as required by a public utility company, governmental agency or other similar entity having jurisdiction thereof. Tenant acknowledges and agrees that its tenancy and occupancy hereunder shall be subject to such rationing or restrictions as may be imposed upon Landlord, Tenant, the Premises, the Building and/or the Project, and Tenant shall in no event be excused or relieved from any covenant or obligation to be kept or performed by Tenant by reason of any such rationing or restrictions. Tenant agrees to comply with energy conservation programs implemented by Landlord by reason of rationing, restrictions or Laws.

      (b) Landlord shall not be liable for any loss, injury or damage to property caused by or resulting from any variation, interruption, or failure of Utilities due to any cause whatsoever, or from failure to make any repairs or perform any maintenance. No temporary interruption or failure of such services incident to the making of repairs, alterations, improvements, or due to accident, strike, or conditions or other events shall be deemed an eviction of Tenant or relieve Tenant from any of its obligations hereunder. In no event shall Landlord be liable to Tenant for any damage to the Premises or for any loss, damage or injury to any property therein or thereon occasioned by bursting, rupture, leakage or overflow of any plumbing or other pipes (including, without limitation, water, steam, and/or refrigerant lines), sprinklers, tanks, drains, drinking fountains or washstands, or other similar cause in, above, upon or about the Premises, the Building, or the Project.

      6.   Late Charge

      Notwithstanding any other provision of this Lease, Tenant hereby acknowledges that late payment to Landlord of Rent, or other amounts due hereunder will cause Landlord to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. If any Rent or other sums due from Tenant are not received by Landlord or by Landlord s designated agent within five (5) days after their due date, then Tenant shall pay to Landlord a late charge equal to five percent (5%) of such overdue amount, plus any costs and attorneys fees incurred by Landlord by reason of Tenant s failure to pay Rent and/or other charges when due hereunder. Landlord and Tenant hereby agree that such late charges represent a fair and reasonable estimate of the cost that Landlord will incur by reason of Tenant s late payment and shall not be construed as a penalty. Landlord s acceptance of such late charges shall not constitute a waiver of Tenant s default with respect to such overdue amount or estop Landlord from exercising any of the other rights and remedies granted under this Lease.
 Initials:  Landlord _______     Tenant _______

      7.   Security Deposit

      Concurrently with Tenant s execution of the Lease, Tenant shall deposit with Landlord the Security Deposit specified in the Basic Lease Information as security for the full and faithful performance of each and every term, covenant and condition of this Lease. Landlord may use, apply or retain the whole or any part of the Security Deposit as may be reasonably necessary (a) to remedy Tenant s default in the payment of any Rent, (b) to repair damage to the Premises caused by Tenant, (c) to clean the Premises upon termination of this Lease, (d) to reimburse Landlord for the payment of any amount which Landlord may reasonably spend or be required to spend by reason of Tenant s default, or (e) to compensate Landlord for any other loss or damage which Landlord may suffer by reason of Tenant s default. Should Tenant faithfully and fully comply with all of the terms, covenants and conditions of this Lease, within thirty (30) days following the expiration of the Term, the Security Deposit or any balance thereof shall be returned to Tenant or, at the option of Landlord, to the last assignee of Tenant s interest in this Lease. Landlord shall not be required to keep the Security Deposit separate from its general funds and Tenant shall not be entitled to any interest on such deposit. If Landlord so uses or applies all or any portion of said deposit, within five (5) days after written demand therefor Tenant shall deposit cash with Landlord in an amount sufficient to restore the Security Deposit to the full extent of the above amount, and Tenant s failure to do so shall be a default under this Lease. In the event Landlord transfers its interest in this Lease, Landlord shall transfer the then remaining amount of the Security Deposit to Landlord s successor in interest, and thereafter Landlord shall have no further liability to Tenant with respect to such Security Deposit.

      8.   Possession

      (a) Tenant s Right of Possession.  Subject to Paragraph
 8(b), Tenant shall be entitled to possession of the Premises upon commencement of the Term.

      (b) Delay in Delivering Possession. If for any reason whatsoever, Landlord cannot deliver possession of the Premises to Tenant on or before the Estimated Commencement Date, this Lease shall not be void or voidable, nor shall Landlord, or Landlord s agents, advisors, employees, partners, shareholders, directors, invitees or independent contractors (collectively, Landlord s Agents ), be liable to Tenant for any loss or damage resulting therefrom. Tenant shall not be liable for Rent until Landlord delivers possession of the Premises to Tenant. The Expiration Date shall be extended by the same number of days that Tenant s possession of the Premises was delayed beyond the Estimated Commencement Date.

      (c) Early Occupancy. Notwithstanding anything to the contrary contained in Paragraph 8(a), Tenant shall have the right to enter upon the Premises at such times as shall be acceptable to Landlord during period between November 15, 1996 and the Commencement Date for the sole purpose of installing Tenant s telephone cabling and cubicles and preparing the Premises for its business operations, provided, however, that such entry shall be subject to all of the terms and provisions of this Lease, excepting only the obligation to pay Rent and, provided further, that Tenant shall not conduct business in the Premises during such period.

      9.    Use Of Premises

      (a) Permitted Use. The use of the Premises by Tenant and Tenant's agents, advisors, employees, partners, shareholders, directors, invitees and independent contractors (collectively, Tenant's Agents ) shall be solely for the Permitted Use specified in the Basic Lease Information and for no other use. Tenant shall not permit any objectionable or unpleasant odor, smoke, dust, gas, noise or vibration to emanate from or near the Premises. The Premises shall not be used to create any nuisance or trespass, for any illegal purpose, for any purpose not permitted by Laws, for any purpose that would invalidate the insurance or increase the premiums for insurance on the Premises, the Building or the Project or for any purpose or in any manner that would interfere with other tenants use or occupancy of the Project. Tenant agrees to pay to Landlord, as Additional Rent, any increases in premiums on policies resulting from Tenant s Permitted Use or any other use or action by Tenant or Tenant s Agents which increases Landlord s premiums or requires additional coverage by Landlord to insure the Premises. Tenant agrees not to overload the floor(s) of the Building.

      (b) Compliance with Governmental Regulations and Private Restrictions. Tenant and Tenant s Agents shall, at Tenant s expense, faithfully observe and comply with (1) all municipal, state and federal laws, statutes, codes, rules, regulations, ordinances, requirements, and orders (collectively, Laws ), now in force or which may hereafter be in force pertaining to the Premises or Tenant s use of the Premises, the Building or the Project, including without limitation, any Laws requiring installation of fire sprinkler systems, seismic reinforcement and related alterations, and removal of asbestos, whether substantial in cost or otherwise, provided, however, that except as provided in Paragraph 9(c) below, Tenant shall not be required to make structural changes to the Premises or the Building not related to Tenant s specific use of the Premises unless the requirement for such changes is imposed as a result of any improvements or additions made or proposed to be made at Tenant s request; (2) all recorded covenants, conditions and restrictions affecting the Project ( Private Restrictions ) now in force or which may hereafter be in force; and (3) any and all rules and regulations set forth in Exhibit D and any other rules and regulations now or hereafter promulgated by Landlord related to parking or the operation of the Premises, the Building and/or the Project (collectively, the Rules and Regulations ). The judgment of any court of competent jurisdiction, or the admission of Tenant in any action or proceeding against Tenant, whether Landlord be a party thereto or not, that Tenant has violated any such Laws or Private Restrictions, shall be conclusive of that fact as between Landlord and Tenant.

      (c) Compliance with Americans with Disabilities Act. Landlord and Tenant hereby agree and acknowledge that the Premises, the Building and/or the Project may be subject to, among other Laws, the requirements of the Americans with Disabilities Act, a federal law codified at 42 U.S.C. 12101 et seq., including, but not limited to Title III thereof, and all regulations and guidelines related thereto, together with any and all laws, rules, regulations, ordinances, codes and statutes now or hereafter enacted by local or state agencies having jurisdiction thereof, including all requirements of Title 24 of the State of California, as the same may be in effect on the date of this Lease and may be hereafter modified, amended or supplemented (collectively, the ADA ). Any Tenant Improvements to be constructed hereunder shall be in compliance with the requirements of the ADA, and all costs incurred for purposes of compliance therewith shall be a part of and included in the costs of the Tenant Improvements. Tenant shall be solely responsible for conducting its own independent investigation of this matter and for ensuring that the design of all Tenant Improvements strictly complies with all requirements of the ADA. Subject to reimbursement pursuant to Paragraph 4 above, if any barrier removal work or other work is required to the Building, the Common Areas or the Project under the ADA, then such work shall be the responsibility of Landlord; provided, if such work is required under the ADA as a result of Tenant s use of the Premises or any work or Alteration (as hereinafter defined) made to the Premises by or on behalf of Tenant, then such work shall be performed by Landlord at the sole cost and expense of Tenant. Except as otherwise expressly provided in this provision, Tenant shall be responsible at its sole cost and expense for fully and faithfully complying with all applicable requirements of the ADA, including without limitation, not discriminating against any disabled persons in the operation of Tenant s business in or about the Premises, and offering or otherwise providing auxiliary aids and services as, and when, required by the ADA. Within ten
 (10) days after receipt, Tenant shall advise Landlord in writing, and provide Landlord with copies of (as applicable), any notices alleging violation of the ADA relating to any portion of the Premises, the Building or the Project; any claims made or threatened orally or in writing regarding noncompliance with the ADA and relating to any portion of the Premises, the Building, or the Project; or any governmental or regulatory actions or investigations instituted or threatened regarding noncompliance with the ADA and relating to any portion of the Premises, the Building or the Project. Tenant shall and hereby agrees to protect, defend (with counsel acceptable to Landlord) and hold Landlord and Landlord s Agents harmless and indemnify Landlord and Landlord s Agents from and against all liabilities, damages, claims, losses, penalties, judgments, charges and expenses (including attorneys fees, costs of court and expenses necessary in the prosecution or defense of any litigation including the enforcement of this provision) arising from or in any way related to, directly or indirectly, Tenant s or Tenant s Agents violation or alleged violation of the ADA. Tenant agrees that the obligations of Tenant herein shall survive the expiration or earlier termination of this Lease

      10.  Acceptance Of Premises

      By entry hereunder, Tenant accepts the Premises as suitable for Tenant s intended use and as being in good and sanitary operating order, condition and repair, AS IS, and without representation or warranty by Landlord as to the condition, use or occupancy which may be made thereof. Any exceptions to the foregoing must be by written agreement executed by Landlord and Tenant.

      11.  Surrender

      Tenant agrees that on the last day of the Term, or on the sooner termination of this Lease, Tenant shall surrender the Premises to Landlord (a) in good condition and repair (damage by acts of God, fire, and normal wear and tear excepted), but with all interior walls painted or cleaned so they appear painted, any carpets cleaned, all floors cleaned and waxed, all non-working light bulbs and ballasts replaced and all roll-up doors and plumbing fixtures in good condition and working order, and (b) otherwise in accordance with Paragraph 32(h). Normal wear and tear shall not include any damage or deterioration to the floors of the Premises arising from the use of forklifts in, on or about the Premises (including, without limitation, any marks or stains on any portion of the floors), and any damage or deterioration that would have been prevented by proper maintenance by Tenant, or Tenant otherwise performing all of its obligations under this Lease. On or before the expiration or sooner termination of this Lease, (i) Tenant shall remove all of Tenant s Property (as hereinafter defined) and Tenant s signage from the Premises, the Building and the Project and repair any damage caused by such removal, and (ii) Landlord may, by notice to Tenant given not later than ninety (90) days prior to the Expiration Date (except in the event of a termination of this Lease prior to the scheduled Expiration Date, in which event no advance notice shall be required), require Tenant at Tenant s expense to remove any or all Alterations and to repair any damage caused by such removal. Any of Tenant s Property not so removed by Tenant as required herein shall be deemed abandoned and may be stored, removed, and disposed of by Landlord at Tenant s expense, and Tenant waives all claims against Landlord for any damages resulting from Landlord s retention and disposition of such property; provided, however, that Tenant shall remain liable to Landlord for all costs incurred in storing and disposing of such abandoned property of Tenant. All Tenant Improvements and Alterations except those Alterations Landlord requires Tenant to remove shall remain in the Premises as the property of Landlord. If the Premises are not surrendered at the end of the Term or sooner termination of this Lease, and in accordance with the provisions of this Paragraph 11 and Paragraph 32(h) below, Tenant shall continue to be responsible for the payment of Rent (as the same may be increased pursuant to Paragraph 35 below) until the Premises are so surrendered in accordance with said Paragraphs, and Tenant shall indemnify, defend and hold Landlord harmless from and against any and all loss or liability resulting from delay by Tenant in so surrendering the Premises including, without limitation, any loss or liability resulting from any claim against Landlord made by any succeeding tenant or prospective tenant founded on or resulting from such delay and losses to Landlord due to lost opportunities to lease any portion of the Premises to any such succeeding tenant or prospective tenant, together with, in each case, actual attorneys fees and costs. Notwithstanding anything in this Paragraph 11 to the contrary, Tenant shall not be required to remove from the Premises at the expiration of the Term the initial Tenant Improvements constructed and installed pursuant to Exhibit B hereto.
      12.  Alterations And Additions

   (a) Tenant shall not make, or permit to be made, any alteration, addition or improvement (hereinafter referred to individually as an Alteration and collectively as the Alterations ) to the Premises or any part thereof without the prior written consent of Landlord, which consent shall not be unreasonably withheld; provided, however, that Landlord shall have the right in its sole and absolute discretion to consent or to withhold its consent to any Alteration which affects the structural portions of the Premises, the Building or the Project or the Systems serving the Premises, the Building and/or the Project or any portion thereof.
      (b) Any Alteration to the Premises shall be at Tenant s sole cost and expense, in compliance with all applicable Laws and all requirements requested by Landlord, including, without limitation, the requirements of any insurer providing coverage for the Premises or the Project or any part thereof, and in accordance with plans and specifications approved in writing by Landlord, and shall be constructed and installed by a contractor approved in writing by Landlord. As a further condition to giving consent, Landlord may require Tenant to provide Landlord, at Tenant s sole cost and expense, a payment and performance bond in form acceptable to Landlord, in a principal amount not less than one and one-half times the estimated costs of such Alterations, to ensure Landlord against any liability for mechanic s and materialmen s liens and to ensure completion of work. Before Alterations may begin, valid building permits or other permits or licenses required must be furnished to Landlord, and, once the Alterations begin, Tenant will diligently and continuously pursue their completion. Landlord may monitor construction of the Alterations and Tenant shall reimburse Landlord for its costs (including, without limitation, the costs of any construction manager retained by Landlord) in reviewing plans and documents and in monitoring construction. Tenant shall maintain during the course of construction, at its sole cost and expense, builders risk insurance for the amount of the completed value of the Alterations on an all-risk non-reporting form covering all improvements under construction, including building materials, and other insurance in amounts and against such risks as Landlord shall reasonably require in connection with the Alterations. In addition to and without limitation on the generality of the foregoing, Tenant shall ensure that its contractor(s) procure and maintain in full force and effect during the course of construction a broad form commercial general liability and property damage policy of insurance naming Landlord, Tenant and Landlord s lenders as additional insureds. The minimum limit of coverage of the aforesaid policy shall be in the amount of not less than Three Million Dollars ($3,000,000.00) for injury or death of one person in any one accident or occurrence and in the amount of not less than Three Million Dollars ($3,000,000.00) for injury or death of more than one person in any one accident or occurrence, and shall contain a severability of interest clause or a cross liability endorsement. Such insurance shall further insure Landlord and Tenant against liability for property damage of at least One Million Dollars ($1,000,000.00).

      (c) All Alterations, including, but not limited to, heating, lighting, electrical, air conditioning, fixed partitioning, drapery, wall covering and paneling, built-in cabinet work and carpeting installations made by Tenant, together with all property that has become an integral part of the Premises or the Building, shall at once be and become the property of Landlord, and shall not be deemed trade fixtures or Tenant s Property. If requested by Landlord, Tenant will pay, prior to the commencement of construction, an amount determined by Landlord necessary to cover the costs of demolishing such Alterations and/or the cost of returning the Premises and the Building to its condition prior to such Alterations.

      (d) No private telephone systems and/or other related computer or telecommunications equipment or lines may be installed without Landlord s prior written consent. If Landlord gives such consent, all equipment must be installed within the Premises and, at the request of Landlord made at any time prior to the expiration of the Term, removed upon the expiration or sooner termination of this Lease and the Premises restored to the same condition as before such installation.

      (e) Notwithstanding anything herein to the contrary, before installing any equipment or lights which generate an undue amount of heat in the Premises, or if Tenant plans to use any high-power usage equipment in the Premises, Tenant shall obtain the written permission of Landlord. Landlord may refuse to grant such permission unless Tenant agrees to pay the costs to Landlord for installation of supplementary air conditioning capacity or electrical systems necessitated by such equipment.

      (f) Tenant agrees not to proceed to make any Alterations, notwithstanding consent from Landlord to do so, until Tenant notifies Landlord in writing of the date Tenant desires to commence construction or installation of such Alterations and Landlord has approved such date in writing, in order that Landlord may post appropriate notices to avoid any liability to contractors or material suppliers for payment for Tenant s improvements. Tenant will at all times permit such notices to be posted and to remain posted until the completion of work.

      13.  Maintenance and Repairs Of Premises

      (a) Maintenance by Tenant. Throughout the Term, Tenant shall, at its sole expense, (1) keep and maintain in good order and condition the Premises, and repair and replace every part thereof, including glass, windows, interior doors, interior door frames and interior door closers, interior lighting (including, without limitation, light bulbs and ballasts), Tenant s signage, interior demising walls and partitions, equipment, interior painting and interior walls and floors (excepting only those portions of the Building or the Project to be maintained by Landlord, as provided in Paragraph 13(b) below), (2) furnish all expendables, including light bulbs, paper goods and soaps, used in the Premises, and (3) keep and maintain in good order and condition, repair and replace all of Tenant s security systems in or about or serving the Premises. Tenant shall not do nor shall Tenant allow Tenant s Agents to do anything to cause any damage, deterioration or unsightliness to the Premises, the Building or the Project.

      (b) Maintenance by Landlord. Subject to the provisions of Paragraphs 13(a), 22 and 23, and further subject to Tenant s obligation under Paragraph 4 to reimburse Landlord, in the form of Additional Rent, for Tenant s Proportionate Share(s) of the cost and expense of the following items, Landlord agrees to repair and maintain the following items: the roof coverings (provided that Tenant installs no additional air conditioning or other equipment on the roof that damages the roof coverings, in which event Tenant shall pay all costs resulting from the presence of such additional equipment); window frames, window casements, skylights, exterior doors, exterior door frames and exterior door closers; the Systems serving the Premises and the Building; the parking areas, pavement, landscaping, sprinkler systems, sidewalks, driveways, curbs, and lighting systems in the Common Areas; and the roll-up doors, ramps and dock equipment, including, without limitation, dock bumpers, dock plates, dock seals, dock levelers and dock lights located in or on the Premises. Subject to the provisions of Paragraphs 13(a), 22 and 23, Landlord, at its own cost and expense, agrees to repair and maintain the following items: the structural portions of the roof (specifically excluding the roof coverings), the foundation, the footings, the floor slab, the load bearing walls, and the exterior walls (excluding any glass therein) of the Building. Notwithstanding anything in this Paragraph 13 to the contrary, Landlord shall have the right to either repair or to require Tenant to repair any damage to any portion of the Premises, the Building and/or the Project caused by or created due to any act, omission, negligence or willful misconduct of Tenant or Tenant s Agents and to restore the Premises, the Building and/or the Project, as applicable, to the condition existing prior to the occurrence of such damage; provided, however, that in the event Landlord elects to perform such repair and restoration work, Tenant shall reimburse Landlord upon demand for all costs and expenses incurred by Landlord in connection therewith. Landlord s obligation hereunder to repair and maintain is subject to the condition precedent that Landlord shall have received written notice of the need for such repairs and maintenance and a reasonable time to perform such repair and maintenance. Tenant shall promptly report in writing to Landlord any defective condition known to it which Landlord is required to repair, and failure to so report such defects shall make Tenant responsible to Landlord for any liability incurred by Landlord by reason of such condition.
      (c) Tenant s Waiver of Rights. Tenant hereby expressly waives all rights to make repairs at the expense of Landlord or to terminate this Lease, as provided for in California Civil Code Sections 1941 and 1942, and 1932(1), respectively, and any similar or successor statute or law in effect or any amendment thereof during the Term.

      14.  Landlord s Insurance

      Landlord shall purchase and keep in force fire, extended coverage and all risk insurance covering the Building and the Project. Tenant shall, at its sole cost and expense, comply with any and all reasonable requirements pertaining to the Premises, the Building and the Project of any insurer necessary for the maintenance of reasonable fire and commercial general liability insurance, covering the Building and the Project. Landlord, at Tenant s cost, may maintain Loss of Rents insurance, insuring that the Rent will be paid in a timely manner to Landlord for a period of at least twelve (12) months if the Premises, the Building or the Project or any portion thereof are destroyed or rendered unusable or inaccessible by any cause insured against under this Lease.

      15.  Tenant s Insurance

      (a) Commercial General Liability Insurance. Tenant shall, at Tenant s expense, secure and keep in force a broad form commercial general liability insurance and property damage policy covering the Premises, insuring Tenant, and naming Landlord and its lenders as additional insureds, against any liability arising out of the ownership, use, occupancy or maintenance of the Premises. The minimum limit of coverage of such policy shall be in the amount of not less than Three Million Dollars ($3,000,000.00) for injury or death of one person in any one accident or occurrence and in the amount of not less than Three Million Dollars ($3,000,000.00) for injury or death of more than one person in any one accident or occurrence, shall include an extended liability endorsement providing contractual liability coverage (which shall include coverage for Tenant s indemnification obligations in this Lease), and shall contain a severability of interest clause or a cross liability endorsement. Such insurance shall further insure Landlord and Tenant against liability for property damage of at least Three Million Dollars ($3,000,000.00). Landlord may from time to time require reasonable increases in any such limits if Landlord believes that additional coverage is necessary or desirable. The limit of any insurance shall not limit the liability of Tenant hereunder. No policy maintained by Tenant under this Paragraph 15(a) shall contain a deductible greater than two thousand five hundred dollars ($2,500.00). No policy shall be cancelable or subject to reduction of coverage without thirty (30) days prior written notice to Landlord, and loss payable clauses shall be subject to Landlord s approval. Such policies of insurance shall be issued as primary policies and not contributing with or in excess of coverage that Landlord may carry, by an insurance company authorized to do business in the State of California for the issuance of such type of insurance coverage and rated A:XIII or better in Best s Key Rating Guide.
      (b) Personal Property Insurance. Tenant shall maintain in full force and effect on all of its personal property, furniture, furnishings, trade or business fixtures and equipment (collectively, Tenant s Property ) on the Premises, a policy or policies of fire and extended coverage insurance with standard coverage endorsement to the extent of the full replacement cost thereof. No such policy shall contain a deductible greater than two thousand five hundred dollars ($2,500.00). During the term of this Lease the proceeds from any such policy or policies of insurance shall be used for the repair or replacement of the fixtures and equipment so insured. Landlord shall have no interest in the insurance upon Tenant s equipment and fixtures and will sign all documents reasonably necessary in connection with the settlement of any claim or loss by Tenant. Landlord will not carry insurance on Tenant s possessions.
      (c) Worker's Compensation Insurance; Employer s Liability Insurance. Tenant shall, at Tenant s expense, maintain in full force and effect worker s compensation insurance with not less than the minimum limits required by law, and employer s liability insurance with a minimum limit of coverage of One Million Dollars ($1,000,000).

      (d) Evidence of Coverage. Tenant shall deliver to Landlord certificates of insurance and true and complete copies of any and all endorsements required herein for all insurance required to be maintained by Tenant hereunder at the time of execution of this Lease by Tenant. Tenant shall, at least thirty (30) days prior to expiration of each policy, furnish Landlord with certificates of renewal or binders thereof. Each certificate shall expressly provide that such policies shall not be cancellable or otherwise subject to modification except after thirty (30) days prior written notice to Landlord and the other parties named as additional insureds as required in this Lease (except for cancellation for nonpayment of premium, in which event cancellation shall not take effect until at least ten (10) days notice has been given to Landlord).

      16.  Indemnification

      (a) Of Landlord. Tenant shall indemnify and hold harmless Landlord and Landlord s Agents against and from any and all claims, liabilities, judgments, costs, demands, causes of action and expenses (including, without limitation, reasonable attorneys fees) arising from (1) the use of the Premises, the Building or the Project by Tenant or Tenant s Agents, or from any activity done, permitted or suffered by Tenant or Tenant s Agents in or about the Premises, the Building or the Project, and (2) any act, neglect, fault, willful misconduct or omission of Tenant or Tenant s Agents, or from any breach or default in the terms of
 this Lease by Tenant or Tenant s Agents, and (3) any   action or
 proceeding brought on account of any matter in items (1) or (2). If any action or proceeding is brought against Landlord by reason of any such claim, upon notice from Landlord, Tenant shall defend the same at Tenant s expense by counsel reasonably satisfactory to Landlord. As a material part of the consideration to Landlord, Tenant hereby releases Landlord and Landlord s Agents from responsibility for, waives its entire claim of recovery for and assumes all risk of (i) damage to property or injury to persons in or about the Premises, the Building or the Project from any cause whatsoever (except that which is caused by the sole active gross negligence or willful misconduct of Landlord or Landlord s Agents or by the failure of Landlord to observe any of the terms and conditions of this Lease, if such failure has persisted for an unreasonable period of time after written notice of such failure), or (ii) loss resulting from business interruption or loss of income at the Premises. The obligations of Tenant under this Paragraph 16 shall survive any termination of this Lease.
      (b) No Impairment of Insurance. The foregoing indemnity shall not relieve any insurance carrier of its obligations under any policies required to be carried by either party pursuant to this Lease, to the extent that such policies cover the peril or occurrence that results in the claim that is subject to the foregoing indemnity.

      17.  Subrogation

      Landlord and Tenant hereby mutually waive any claim against the other and its Agents for any loss or damage to any of their property located on or about the Premises, the Building or the Project that is caused by or results from perils covered by property insurance carried by the respective parties, to the extent of the proceeds of such insurance actually received with respect to such loss or damage, whether or not due to the negligence of the other party or its Agents. Because the foregoing waivers will preclude the assignment of any claim by way of subrogation to an insurance company or any other person, each party now agrees to immediately give to its insurer written notice of the terms of these mutual waivers and shall have their insurance policies endorsed to prevent the invalidation of the insurance coverage because of these waivers. Nothing in this Paragraph 17 shall relieve a party of liability to the other for failure to carry insurance required by this Lease.

      18.  Signs

      (a) Tenant shall not place or permit to be placed in, upon, or about the Premises, the Building or the Project any exterior lights, decorations, balloons, flags, pennants, banners, advertisements or notices, or erect or install any signs, windows or door lettering, placards, decorations, or advertising media of any type which can be viewed from the exterior the Premises without obtaining Landlord s prior written consent or without complying with Landlord s signage criteria specified on Exhibit E hereto, as the same may be modified by Landlord from time to time (the Signage Criteria ), and with all applicable Laws, and will not conduct, or permit to be conducted, any sale by auction on the Premises or otherwise on the Project. Tenant shall remove any sign, advertisement or notice placed on the Premises, the Building or the Project by Tenant upon the expiration of the Term or sooner termination of this Lease, and Tenant shall repair any damage or injury to the Premises, the Building or the Project caused thereby, all at Tenant s expense. If any signs are not removed, or necessary repairs not made, Landlord shall have the right to remove the signs and repair any damage or injury to the Premises, the Building or the Project at Tenant s sole cost and expense.

      (b) Notwithstanding anything to the contrary contained in Paragraph 18(a) above, Landlord shall construct a monument sign adjacent to the Building promptly after the Commencement Date, and Tenant shall have the right to install identification signage on such monument sign at Tenant s sole cost and expense, provided that (i) Landlord shall have the right to approve the size, design and style of such identification signage, and (ii) such identification signage shall comply with the Signage Criteria and all applicable laws.

      19.  Free From Liens

      Tenant shall keep the Premises, the Building and the Project free from any liens arising out of any work performed, material furnished or obligations incurred by or for Tenant. In the event that Tenant shall not, within ten (10) days following the imposition of any such lien, cause the lien to be released of record by payment or posting of a proper bond, Landlord shall have in addition to all other remedies provided herein and by law the right but not the obligation to cause same to be released by such means as it shall deem proper, including payment of the claim giving rise to such lien. All such sums paid by Landlord and all expenses incurred by it in connection therewith (including, without limitation, attorneys fees) shall be payable to Landlord by Tenant upon demand. Landlord shall have the right at all times to post and keep posted on the Premises any notices permitted or required by law or that Landlord shall deem proper for the protection of Landlord, the Premises, the Building and the Project, from mechanics' and materialmen's liens. Tenant shall give to Landlord at least five (5) business days' prior written notice of commencement of any repair or construction on the Premises.

      20.  Entry By Landlord

      Tenant shall permit Landlord and Landlord s Agents to enter into and upon the Premises at all reasonable times, upon reasonable notice (except in the case of an emergency, for which no notice shall be required), and subject to Tenant s reasonable security arrangements, for the purpose of inspecting the same or showing the Premises to prospective purchasers, lenders or tenants or to alter, improve, maintain and repair the Premises or the Building as required or permitted of Landlord under the terms hereof, or for any other business purpose, without any rebate of Rent and without any liability to Tenant for any loss of occupation or quiet enjoyment of the Premises thereby occasioned (except for actual damages resulting from the sole active gross negligence or willful misconduct of Landlord); and Tenant shall permit Landlord to post notices of non-responsibility and ordinary for sale or for lease signs. No such entry shall be construed to be a forcible or unlawful entry into, or a detainer of, the Premises, or an eviction of Tenant from the Premises. Landlord may temporarily close entrances, doors, corridors, elevators or other facilities without liability to Tenant by reason of such closure in the case of an emergency and when Landlord otherwise deems such closure necessary.

      21.  Destruction And Damage

      (a) If the Premises are damaged by fire or other perils covered by extended coverage insurance, Landlord shall, at Landlord s option:
           (1) In the event of total destruction (which shall mean destruction or damage in excess of twenty-five percent (25%) of the full insurable value thereof) of the Premises, elect either to commence promptly to repair and restore the Premises and prosecute the same diligently to completion, in which event this Lease shall remain in full force and effect; or not to repair or restore the Premises, in which event this Lease shall terminate. Landlord shall give Tenant written notice of its intention within sixty (60) days after the date (the Casualty Discovery Date ) Landlord obtains actual knowledge of such destruction. If Landlord elects not to restore the Premises, this Lease shall be deemed to have terminated as of the date of such total destruction.
           (2) In the event of a partial destruction (which shall mean destruction or damage to an extent not exceeding twenty-five percent (25%) of the full insurable value thereof) of the Premises for which Landlord will receive insurance proceeds sufficient to cover the cost to repair and restore such partial destruction and, if the damage thereto is such that the Premises may be substantially repaired or restored to its condition existing immediately prior to such damage or destruction within one hundred eighty (180) days from the Casualty Discovery Date, Landlord shall commence and proceed diligently with the work of repair and restoration, in which event the Lease shall continue in full force and effect. If such repair and restoration requires longer than one hundred eighty (180) days or if the insurance proceeds therefor (plus any amounts Tenant may elect or is obligated to contribute) are not sufficient to cover the cost of such repair and restoration, Landlord may elect either to so repair and restore, in which event the Lease shall continue in full force and effect, or not to repair or restore, in which event the Lease shall terminate. In either case, Landlord shall give written notice to Tenant of its intention within sixty (60) days after the Casualty Discovery Date. If Landlord elects not to restore the Premises, this Lease shall be deemed to have terminated as of the date of such partial destruction.
           (3) Notwithstanding anything to the contrary contained in this Paragraph, in the event of damage to the Premises occurring during the last twelve (12) months of the Term, Landlord may elect to terminate this Lease by written notice of such election given to Tenant within thirty (30) days after the Casualty Discovery Date.

      (b) If the Premises are damaged by any peril not covered by extended coverage insurance, and the cost to repair such damage exceeds any amount Tenant may agree to contribute, Landlord may elect either to commence promptly to repair and restore the Premises and prosecute the same diligently to completion, in which event this Lease shall remain in full force and effect; or not to repair or restore the Premises, in which event this Lease shall terminate. Landlord shall give Tenant written notice of its intention within sixty (60) days after the Casualty Discovery Date. If Landlord elects not to restore the Premises, this Lease shall be deemed to have terminated as of the date on which Tenant surrenders possession of the Premises to Landlord, except that if the damage to the Premises materially impairs Tenant s ability to continue its business operations in the Premises, then this Lease shall be deemed to have terminated as of the date such damage occurred.
      (c) Notwithstanding anything to the contrary in this Paragraph 22, Landlord shall have the option to terminate this Lease, exercisable by notice to Tenant within sixty (60) days after the Casualty Discovery Date, in each of the following instances:

           (1) If more than twenty-five percent (25%) of the full insurable value of the Building or the Project is damaged or destroyed, regardless of whether or not the Premises are destroyed.
           (2) If the Building or the Project or any portion thereof is damaged or destroyed and the repair and restoration of such damage requires longer than one hundred eighty (180) days from the Casualty Discovery Date.
           (3) If the Building or the Project or any portion thereof is damaged or destroyed and the insurance proceeds therefor are not sufficient to cover the costs of repair and restoration.
           (4) If the Building or the Project or any portion thereof is damaged or destroyed during the last twelve (12) months of the Term.

      (d) In the event of repair and restoration as herein provided, the monthly installments of Base Rent shall be abated proportionately in the ratio which Tenant s use of the Premises is impaired during the period of such repair or restoration, but only to the extent of rental abatement insurance proceeds received by Landlord; provided, however, that Tenant shall not be entitled to such abatement to the extent that such damage or destruction resulted from the acts or inaction of Tenant or Tenant s Agents. Except as expressly provided in the immediately preceding sentence with respect to abatement of Base Rent, Tenant shall have no claim against Landlord for, and hereby releases Landlord and Landlord s Agents from responsibility for and waives its entire claim of recovery for any cost, loss or expense suffered or incurred by Tenant as a result of any damage to or destruction of the Premises, the Building or the Project or the repair or restoration thereof, including, without limitation, any cost, loss or expense resulting from any loss of use of the whole or any part of the Premises, the Building or the Project and/or any inconvenience or annoyance occasioned by such damage, repair or restoration.

      (e) If Landlord is obligated to or elects to repair or restore as herein provided, Landlord shall repair or restore only the initial tenant improvements, if any, constructed by Landlord in the Premises pursuant to the terms of this Lease, substantially to their condition existing immediately prior to the occurrence of the damage or destruction; and Tenant shall promptly repair and restore, at Tenant s expense, Tenant s Alterations which were not constructed by Landlord.

      (f) Tenant hereby waives the provisions of California Civil Code Section 1932(2) and Section 1933(4) which permit termination of a lease upon destruction of the leased premises, and the provisions of any similar law now or hereinafter in effect, and the provisions of this Paragraph 22 shall govern exclusively in case of such destruction.

      22.  Condemnation

      (a) If twenty-five percent (25%) or more of either the Premises, the Building or the Project or the parking areas for the Building or the Project is taken for any public or quasi-public purpose by any lawful governmental power or authority, by exercise of the right of appropriation, inverse condemnation, condemnation or eminent domain, or sold to prevent such taking (each such event being referred to as a Condemnation ), Landlord may, at its option, terminate this Lease as of the date title vests in the condemning party. If twenty-five percent (25%) or more of the Premises is taken and if the Premises remaining after such Condemnation and any repairs by Landlord would be untenantable for the conduct of Tenant s business operations, Tenant shall have the right to terminate this Lease as of the date title vests in the condemning party. If either party elects to terminate this Lease as provided herein, such election shall be made by written notice to the other party given within thirty (30) days after the nature and extent of such Condemnation have been finally determined. If neither Landlord nor Tenant elects to terminate this Lease to the extent permitted above, Landlord shall promptly proceed to restore the Premises, to the extent of any Condemnation award received by Landlord, to substantially the same condition as existed prior to such Condemnation, allowing for the reasonable effects of such Condemnation, and a proportionate abatement shall be made to the Base Rent corresponding to the time during which, and to the portion of the floor area of the Premises (adjusted for any increase thereto resulting from any reconstruction) of which, Tenant is deprived on account of such Condemnation and restoration, as reasonably determined by Landlord. Except as expressly provided in the immediately preceding sentence with respect to abatement of Base Rent, Tenant shall have no claim against Landlord for, and hereby releases Landlord and Landlord s Agents from responsibility for and waives its entire claim of recovery for any cost, loss or expense suffered or incurred by Tenant as a result of any Condemnation or the repair or restoration of the Premises, the Building or the Project or the parking areas for the Building or the Project following such Condemnation, including, without limitation, any cost, loss or expense resulting from any loss of use of the whole or any part of the Premises, the Building, the Project or the parking areas and/or any inconvenience or annoyance occasioned by such Condemnation, repair or restoration. The provisions of California Code of Civil Procedure Section 1265.130, which allows either party to petition the Superior Court to terminate the Lease in the event of a partial taking of the Premises, the Building or the Project or the parking areas for the Building or the Project, and any other applicable law now or hereafter enacted, are hereby waived by Tenant.

      (b) Landlord shall be entitled to any and all compensation, damages, income, rent, awards, or any interest therein whatsoever which may be paid or made in connection with any Condemnation, and Tenant shall have no claim against Landlord for the value of any unexpired term of this Lease or otherwise; provided, however, that Tenant shall be entitled to receive any award separately allocated by the condemning authority to Tenant for Tenant s relocation expenses or the value of Tenant s Property (specifically excluding fixtures, Alterations and other components of the Premises which under this Lease or by law are or at the expiration of the Term will become the property of Landlord), provided that such award does not reduce any award otherwise allocable or payable to Landlord.

      23.  Assignment And Subletting

      (a) Tenant shall not voluntarily or by operation of law, (1) mortgage, pledge, hypothecate or encumber this Lease or any interest herein, (2) assign or transfer this Lease or any interest herein, sublease the Premises or any part thereof, or any right or privilege appurtenant thereto, or allow any other person (the employees and invitees of Tenant excepted) to occupy or use the Premises, or any portion thereof, without first obtaining the written consent of Landlord, which consent shall not be withheld unreasonably provided that (i) Tenant is not then in Default under this Lease nor is any event then occurring which with the giving of notice or the passage of time, or both, would constitute a Default hereunder, and (ii) Tenant has not previously assigned or transferred this Lease or any interest herein or subleased the Premises or any part thereof. When Tenant requests Landlord s consent to such assignment or subletting, it shall notify Landlord in writing of the name and address of the proposed assignee or subtenant and the nature and character of the business of the proposed assignee or subtenant and shall provide current and prior financial statements for the proposed assignee or subtenant prepared in accordance with generally accepted accounting principles. Tenant shall also provide Landlord with a copy of the proposed sublease or assignment agreement, including all material terms and conditions thereof. Landlord shall have the option, to be exercised within thirty (30) days of receipt of the foregoing, to (1) terminate this Lease as of the commencement date stated in the proposed sublease or assignment, (2) sublease or take an assignment, as the case may be, from Tenant of the interest, or any portion thereof, in this Lease and/or the Premises that Tenant proposes to assign or sublease, on the same terms and conditions as stated in the proposed sublet or assignment agreement, (3) consent to the proposed assignment or sublease, or (4) refuse its consent to the proposed assignment or sublease, providing that such consent shall not be unreasonably withheld so long as Tenant is not then in Default under this Lease nor is any event then occurring which with the giving of notice or the passage of time, or both, would constitute a Default hereunder. In the event Landlord elects to terminate this Lease` or sublease or take an assignment from Tenant of the interest, or portion thereof, in the Lease and/or the Premises that Tenant proposes to assign or sublease as provided in the foregoing clauses (1) and (2), respectively, then Landlord shall have the additional right to negotiate directly with Tenant s proposed assignee or subtenant and to enter into a direct lease or occupancy agreement with such party on such terms as shall be acceptable to Landlord in its sole and absolute discretion, and Tenant hereby waives any claims against Landlord related thereto, including, without limitation, any claims for any compensation or profit related to such lease or occupancy agreement.

      (b) Without otherwise limiting the criteria upon which Landlord may withhold its consent, Landlord shall be entitled to consider all reasonable criteria including, but not limited to, the following: (1) whether or not the proposed subtenant or assignee is engaged in a business which, and the use of the Premises will be in an manner which, is in keeping with the then character and nature of all other tenancies in the Project, (2) whether the use to be made of the Premises by the proposed subtenant or assignee will conflict with any so-called exclusive use then in favor of any other tenant of the Building or the Project, and whether such use would be prohibited by any other portion of this Lease, including, but not limited to, any rules and regulations then in effect, or under applicable Laws, and whether such use imposes a greater load upon the Premises and the Building and Project services then imposed by Tenant, (3) the business reputation of the proposed individuals who will be managing and operating the business operations of the assignee or subtenant, and the long-term financial and competitive business prospects of the proposed assignee or subtenant, and (4) the creditworthiness and financial stability of the proposed assignee or subtenant in light of the responsibilities involved. In any event, Landlord may withhold its consent to any assignment or sublease, if (i) the actual use proposed to be conducted in the Premises or portion thereof conflicts with the provisions of Paragraph 8(a) or (b) above or with any other lease which restricts the use to which any space in the Building or the Project may be put, or (ii) the proposed assignment or sublease requires alterations, improvements or additions to the Premises or portions thereof.

      (c) If Landlord approves an assignment or subletting as herein provided, Tenant shall pay to Landlord, as Additional Rent, the difference, if any, between (1) the Base Rent plus Additional Rent allocable to that part of the Premises affected by such assignment or sublease pursuant to the provisions of this Lease, and (2) the rent and any additional rent payable by the assignee or sublessee to Tenant, less reasonable and customary market-based leasing commissions, if any, incurred by Tenant in connection with such assignment or sublease. The assignment or sublease agreement, as the case may be, after approval by Landlord, shall not be amended without Landlord s prior written consent, and shall contain a provision directing the assignee or subtenant to pay the rent and other sums due thereunder directly to Landlord upon receiving written notice from Landlord that Tenant is in default under this Lease with respect to the payment of Rent. In the event that, notwithstanding the giving of such notice, Tenant collects any rent or other sums from the assignee or subtenant, then Tenant shall hold such sums in trust for the benefit of Landlord and shall immediately forward the same to Landlord. Landlord s collection of such rent and other sums shall not constitute an acceptance by Landlord of attornment by such assignee or subtenant. A consent to one assignment, subletting, occupation or use shall not be deemed to be a consent to any other or subsequent assignment, subletting, occupation or use, and consent to any assignment or subletting shall in no way relieve Tenant of any liability under this Lease. Any assignment or subletting without Landlord s consent shall be void, and shall, at the option of Landlord, constitute a Default under this Lease.

      (d) Notwithstanding any assignment or subletting, Tenant and any guarantor or surety of Tenant s obligations under this Lease shall at all times remain fully responsible and liable for the payment of the Rent and for compliance with all of Tenant s other obligations under this Lease (regardless of whether Landlord s approval has been obtained for any such assignment or subletting).
      (e) Tenant shall pay Landlord s reasonable fees (including, without limitation, the fees of Landlord s counsel), incurred in connection with Landlord s review and processing of documents regarding any proposed assignment or sublease.
      (f) Notwithstanding anything in this Lease to the contrary, in the event Landlord consents to an assignment or subletting by Tenant in accordance with the terms of this Paragraph 24, Tenant s assignee or subtenant shall have no right to further assign this Lease or any interest therein or thereunder or to further sublease all or any portion of the Premises. In furtherance of the foregoing, Tenant acknowledges and agrees on behalf of itself and any assignee or subtenant claiming under it (and any such assignee or subtenant by accepting such assignment or sublease shall be deemed to acknowledge and agree) that no sub-subleases or further assignments of this Lease shall be permitted at any time.
      (g) Tenant acknowledges and agrees that the restrictions, conditions and limitations imposed by this Paragraph 24 on Tenant s ability to assign or transfer this Lease or any interest herein, to sublet the Premises or any part thereof, to transfer or assign any right or privilege appurtenant to the Premises, or to allow any other person to occupy or use the Premises or any portion thereof, are, for the purposes of California Civil Code
 Section 1951.4, as amended from time to time, and for all other purposes, reasonable at the time that the Lease was entered into, and shall be deemed to be reasonable at the time that Tenant seeks to assign or transfer this Lease or any interest herein, to sublet the Premises or any part thereof, to transfer or assign any right or privilege appurtenant to the Premises, or to allow any other person to occupy or use the Premises or any portion thereof.

      24.  Tenant s Default

      The occurrence of any one of the following events shall constitute an event of default on the part of Tenant ( Default ):

      (a) The vacation or abandonment of the Premises by Tenant for a period of ten (10) consecutive days or any vacation or abandonment of the Premises by Tenant which would cause any insurance policy to be invalidated or otherwise lapse, or the failure of Tenant to continuously operate Tenant s business in the Premises, in each of the foregoing cases irrespective of whether or not Tenant is then in monetary default under this Lease. Tenant agrees to notice and service of notice as provided for in this Lease and waives any right to any other or further notice or service of notice which Tenant may have under any statute or law now or hereafter in effect;

      (b) Failure to pay any installment of Rent or any other monies due and payable hereunder, said failure continuing for a period of five (5) days after the same is due;

      (c) A general assignment by Tenant or any guarantor or surety of Tenant s obligations hereunder (collectively, Guarantor ) for the benefit of creditors;

      (d) The filing of a voluntary petition in bankruptcy by Tenant or any Guarantor, the filing by Tenant or any Guarantor of a voluntary petition for an arrangement, the filing by or against Tenant or any Guarantor of a petition, voluntary or involuntary, for reorganization, or the filing of an involuntary petition by the creditors of Tenant or any Guarantor, said involuntary petition remaining undischarged for a period of sixty (60) days;

      (e) Receivership, attachment, or other judicial seizure of substantially all of Tenant s assets on the Premises, such attachment or other seizure remaining undismissed or undischarged for a period of sixty (60) days after the levy thereof;

      (f) Death or disability of Tenant or any Guarantor, if Tenant or such Guarantor is a natural person, or the failure by Tenant or any Guarantor to maintain its legal existence, if Tenant or such Guarantor is a corporation, partnership, limited liability company, trust or other legal entity;

      (g) Failure of Tenant to execute and deliver to Landlord any estoppel certificate, subordination agreement, or lease amendment within the time periods and in the manner required by Paragraphs
 30 or 31 or 42;

      (h) An assignment or sublease, or attempted assignment or sublease, of this Lease or the Premises by Tenant contrary to the provision of Paragraph 24, unless such assignment or sublease is expressly conditioned upon Tenant having received Landlord s consent thereto;

      (i) Failure of Tenant to restore the Security Deposit to the amount and within the time period provided in Paragraph 7 above;

      (j) Failure in the performance of any of Tenant s covenants, agreements or obligations hereunder (except those failures specified as events of Default in subparagraphs (b), (l) or (m) above or any other subparagraphs of this Paragraph 25, which shall be governed by such other Paragraphs), which failure continues for ten (10) days after written notice thereof from Landlord to Tenant, provided that, if Tenant has exercised reasonable diligence to cure such failure and such failure cannot be cured within such ten (10) day period despite reasonable diligence, Tenant shall not be in default under this subparagraph so long as Tenant thereafter diligently and continuously prosecutes the cure to completion and actually completes such cure within thirty (30) days after the giving of the aforesaid written notice;

      (k) Chronic delinquency by Tenant in the payment of Rent, or any other periodic payments required to be paid by Tenant under
 this Lease.   Chronic delinquency  shall  mean failure by Tenant
 to pay Rent, or any other payments required to be paid by Tenant under this Lease within five (5) days after written notice thereof for any three (3) months (consecutive or nonconsecutive) during any period of twelve (12) months. In the event of a Chronic Delinquency, in addition to Landlord s other remedies for Default provided in this Lease, at Landlord s option, Landlord shall have the right to require that Rent be paid by Tenant quarterly, in advance;

      (l) Chronic overuse by Tenant or Tenant s Agents of the number of undesignated parking spaces set forth in the Basic
 Lease Information.   Chronic Overuse  shall mean  use by Tenant
 or Tenant s Agents of a number of parking spaces greater than the number of parking spaces set forth in the Basic Lease Information more than three (3) times during the Term after written notice by Landlord;

      (m) Any insurance required to be maintained by Tenant pursuant to this Lease shall be canceled or terminated or shall expire or be reduced or materially changed, except as permitted in this Lease; and

      (n) Any failure by Tenant to discharge any lien or encumbrance placed on the Project or any part thereof in violation of this Lease within ten (10) days after the date such lien or encumbrance is filed or recorded against the Project or any part thereof.

      Tenant agrees that any notice given by Landlord pursuant to Paragraph 25(j), (k) or (l) above shall satisfy the requirements for notice under California Code of Civil Procedure Section 1161, and Landlord shall not be required to give any additional notice in order to be entitled to commence an unlawful detainer proceeding.

      25.  Landlord s Remedies

      (a) Termination. In the event of any Default by Tenant, then in addition to any other remedies available to Landlord at law or in equity and under this Lease, Landlord shall have the immediate option to terminate this Lease and all rights of Tenant hereunder by giving written notice of such intention to terminate. In the event that Landlord shall elect to so terminate this Lease then Landlord may recover from Tenant:
           (1)the worth at the time of award of any unpaid Rent and any other sums due and payable which have been earned at the time of such termination; plus
           (2) the worth at the time of award of the amount by which the unpaid Rent and any other sums due and payable which would have been earned after termination until the time of award exceeds the amount of such rental loss Tenant proves could have been reasonably avoided; plus
           (3) the worth at the time of award of the amount by which the unpaid Rent and any other sums due and payable for the balance of the term of this Lease after the time of award exceeds the amount of such rental loss that Tenant proves could be reasonably avoided; plus
           (4) any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant s failure to perform its obligations under this Lease or which in the ordinary course would be likely to result therefrom, including, without limitation, (A) any costs or expenses incurred by Landlord (1) in retaking possession of the Premises; (2) in maintaining, repairing, preserving, restoring, replacing, cleaning, altering, remodeling or rehabilitating the Premises or any affected portions of the Building or the Project, including such actions undertaken in connection with the reletting or attempted reletting of the Premises to a new tenant or tenants; (3) for leasing commissions, advertising costs and other expenses of reletting the Premises; or (4) in carrying the Premises, including taxes, insurance premiums, utilities and security precautions; (B) any unearned brokerage commissions paid in connection with this Lease; (C) reimbursement of any previously waived or abated Base Rent or Additional Rent or any free rent or reduced rental rate granted hereunder; and (D) any concession made or paid by Landlord to the benefit of Tenant in consideration of this Lease including, but not limited to, any moving allowances, contributions, payments or loans by Landlord for tenant improvements or build-out allowances (including without limitation, any unamortized portion of the Tenant Improvement Allowance (such Tenant Improvement Allowance to be amortized over the Term in the manner reasonably determined by Landlord), if any, and any outstanding balance (principal and accrued interest) of the Tenant Improvement Loan, if any), or assumptions by Landlord of any of Tenant s previous lease obligations; plus
           (5) such reasonable attorneys fees incurred by Landlord as a result of a Default, and costs in the event suit is filed by Landlord to enforce such remedy; and plus
           (6) at Landlord s election, such other amounts in addition to or in lieu of the foregoing as may be permitted from time to time by applicable law.
 As used in subparagraphs (1) and (2) above, the worth at the time of award is computed by allowing interest at an annual rate equal to twelve percent (12%) per annum or the maximum rate permitted by law, whichever is less. As used in subparagraph (3) above, the worth at the time of award is computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award, plus one percent (1%). Tenant waives redemption or relief from forfeiture under California Code of Civil Procedure Sections 1174 and 1179, or under any other pertinent present or future Law, in the event Tenant is evicted or Landlord takes possession of the Premises by reason of any Default of Tenant hereunder.

      (b) Continuation of Lease. In the event of any Default by Tenant, then in addition to any other remedies available to Landlord at law or in equity and under this Lease, Landlord shall have the remedy described in California Civil Code Section 1951.4 (Landlord may continue this Lease in effect after Tenant s Default and abandonment and recover Rent as it becomes due, provided Tenant has the right to sublet or assign, subject only to reasonable limitations). In addition, Landlord shall not be liable in any way whatsoever for its failure or refusal to relet the Premises. For purposes of this Paragraph 26(b), the following acts by Landlord will not constitute the termination of Tenant s right to possession of the Premises:
           (1) Acts of maintenance or preservation or efforts to relet the Premises, including, but not limited to, alterations, remodeling, redecorating, repairs, replacements and/or painting as Landlord shall consider advisable for the purpose of reletting the Premises or any part thereof; or
           (2) The appointment of a receiver upon the initiative of Landlord to protect Landlord s interest under this Lease or in the Premises.

      (c) Re-entry. In the event of any Default by Tenant, Landlord shall also have the right, with or without terminating this Lease, in compliance with applicable law, to re-enter the Premises and remove all persons and property from the Premises; such property may be removed and stored in a public warehouse or elsewhere at the cost of and for the account of Tenant.

      (d) Reletting. In the event of the abandonment of the Premises by Tenant or in the event that Landlord shall elect to re-enter as provided in Paragraph 26(c) or shall take possession of the Premises pursuant to legal proceeding or pursuant to any notice provided by law, then if Landlord does not elect to terminate this Lease as provided in Paragraph 26(a), Landlord may from time to time, without terminating this Lease, relet the Premises or any part thereof for such term or terms and at such rental or rentals and upon such other terms and conditions as Landlord in its sole discretion may deem advisable with the right to make alterations and repairs to the Premises in Landlord s sole discretion. In the event that Landlord shall elect to so relet, then rentals received by Landlord from such reletting shall be applied in the following order: (1) to reasonable attorneys fees incurred by Landlord as a result of a Default and costs in the event suit is filed by Landlord to enforce such remedies; (2) to the payment of any indebtedness other than Rent due hereunder from Tenant to Landlord; (3) to the payment of any costs of such reletting; (4) to the payment of the costs of any alterations and repairs to the Premises; (5) to the payment of Rent due and unpaid hereunder; and (6) the residue, if any, shall be held by Landlord and applied in payment of future Rent and other sums payable by Tenant hereunder as the same may become due
 and payable hereunder.   Should that portion of such rentals
 received from such reletting during any month, which is applied to the payment of Rent hereunder, be less than the Rent payable during the month by Tenant hereunder, then Tenant shall pay such deficiency to Landlord. Such deficiency shall be calculated and paid monthly. Tenant shall also pay to Landlord, as soon as ascertained, any costs and expenses incurred by Landlord in such reletting or in making such alterations and repairs not covered by the rentals received from such reletting.

      (e) Termination. No re-entry or taking of possession of the Premises by Landlord pursuant to this Paragraph 26 shall be construed as an election to terminate this Lease unless a written notice of such intention is given to Tenant or unless the termination thereof is decreed by a court of competent jurisdiction. Notwithstanding any reletting without termination by Landlord because of any Default by Tenant, Landlord may at any time after such reletting elect to terminate this Lease for any such Default.

      (f) Cumulative Remedies. The remedies herein provided are not exclusive and Landlord shall have any and all other remedies provided herein or by law or in equity.

      (g) No Surrender. No act or conduct of Landlord, whether consisting of the acceptance of the keys to the Premises, or otherwise, shall be deemed to be or constitute an acceptance of the surrender of the Premises by Tenant prior to the expiration of the Term, and such acceptance by Landlord of surrender by Tenant shall only flow from and must be evidenced by a written acknowledgment of acceptance of surrender signed by Landlord.
 The surrender of this Lease by Tenant, voluntarily or otherwise, shall not work a merger unless Landlord elects in writing that such merger take place, but shall operate as an assignment to Landlord of any and all existing subleases, or Landlord may, at its option, elect in writing to treat such surrender as a merger terminating Tenant s estate under this Lease, and thereupon Landlord may terminate any or all such subleases by notifying the sublessee of its election so to do within five (5) days after such surrender.

      26.  Landlord s Right to Perform Tenant s Obligations

    (a) Without limiting the rights and remedies of Landlord contained in Paragraph 26 above, if Tenant shall be in Default in the performance of any of the terms, provisions, covenants or conditions to be performed or complied with by Tenant pursuant to this Lease, then Landlord may at Landlord s option, without any obligation to do so, and without notice to Tenant perform any such term, provision, covenant, or condition, or make any such payment and Landlord by reason of so doing shall not be liable or responsible for any loss or damage thereby sustained by Tenant or anyone holding under or through Tenant or any of Tenant s Agents.

    (b) Without limiting the rights of Landlord under Paragraph 26(a) above, Landlord shall have the right at Landlord s option, without any obligation to do so, to perform any of Tenant s covenants or obligations under this Lease without notice to Tenant in the case of an emergency, as determined by Landlord in its sole and absolute judgment, or if Landlord otherwise determines in its sole discretion that such performance is necessary or desirable for the proper management and operation of the Building or the Project or for the preservation of the rights and interests or safety of other tenants of the Building or the Project.

    (c) If Landlord performs any of Tenant s obligations hereunder in accordance with this Paragraph 26, the full amount of the cost and expense incurred or the payment so made or the amount of the loss so sustained shall immediately be owing by Tenant to Landlord, and Tenant shall promptly pay to Landlord upon demand, as Additional Rent, the full amount thereof with interest thereon from the date of payment by Landlord at the lower of (1) ten percent (10%) per annum, or (2) the highest rate permitted by applicable law.

      27.  Attorney s Fees

      (a) If either party hereto fails to perform any of its obligations under this Lease or if any dispute arises between the parties hereto concerning the meaning or interpretation of any provision of this Lease, then the defaulting party or the party not prevailing in such dispute, as the case may be, shall pay any and all costs and expenses incurred by the other party on account of such default and/or in enforcing or establishing its rights hereunder, including, without limitation, court costs and reasonable attorneys fees and disbursements. Any such attorneys fees and other expenses incurred by either party in enforcing a judgment in its favor under this Lease shall be recoverable separately from and in addition to any other amount included in such judgment, and such attorneys fees obligation is intended to be severable from the other provisions of this Lease and to survive and not be merged into any such judgment.

      (b) Without limiting the generality of Paragraph 27(a) above, if Landlord utilizes the services of an attorney for the purpose of collecting any Rent due and unpaid by Tenant or in connection with any other breach of this Lease by Tenant, Tenant agrees to pay Landlord actual attorneys fees as determined by Landlord for such services, regardless of the fact that no legal action may be commenced or filed by Landlord.

      28.  Taxes

      Tenant shall be liable for and shall pay, prior to delinquency, all taxes levied against Tenant s Property. If any Alteration installed by Tenant pursuant to Paragraph 11 or any of Tenant s Property is assessed and taxed with the Project or Building, Tenant shall pay such taxes to Landlord within ten (10) days after delivery to Tenant of a statement therefor.

      29.  Effect Of Conveyance

      The term Landlord as used in this Lease means, from time to time, the then current owner of the Building or the Project containing the Premises, so that, in the event of any sale of the Building or the Project, Landlord shall be and hereby is entirely freed and relieved of all covenants and obligations of Landlord hereunder, and it shall be deemed and construed, without further agreement between the parties and the purchaser at any such sale, that the purchaser of the Building or the Project has assumed and agreed to carry out any and all covenants and obligations of Landlord hereunder.

      30.  Tenant s Estoppel Certificate

      From time to time, upon written request of Landlord, Tenant shall execute, acknowledge and deliver to Landlord or its designee, a written certificate stating (a) the date this Lease was executed, the Commencement Date of the Term and the date the Term expires; (b) the date Tenant entered into occupancy of the Premises; (c) the amount of Rent and the date to which such Rent has been paid; (d) that this Lease is in full force and effect and has not been assigned, modified, supplemented or amended in any way (or, if assigned, modified, supplemented or amended, specifying the date and terms of any agreement so affecting this Lease); (e) that this Lease represents the entire agreement between the parties with respect to Tenant s right to use and occupy the Premises (or specifying such other agreements, if any); (f) that all obligations under this Lease to be performed by Landlord as of the date of such certificate have been satisfied (or specifying those as to which Tenant claims that Landlord has yet to perform); (g) that all required contributions by Landlord to Tenant on account of Tenant s improvements have been received (or stating exceptions thereto); (h) that on such date there exist no defenses or offsets that Tenant has against the enforcement of this Lease by Landlord (or stating exceptions thereto); (i) that no Rent or other sum payable by Tenant hereunder has been paid more than one (1) month in advance (or stating exceptions thereto); (j) that security has been deposited with Landlord, stating the original amount thereof and any increases thereto; and (k) any other matters evidencing the status of this Lease that may be required either by a lender making a loan to Landlord to be secured by a deed of trust covering the Building or the Project or by a purchaser of the Building or the Project. Any such certificate delivered pursuant to this Paragraph 30 may be relied upon by a prospective purchaser of Landlord s interest or a mortgagee of Landlord s interest or assignee of any mortgage upon Landlord s interest in the Premises. If Tenant shall fail to provide such certificate within ten (10) days of receipt by Tenant of a written request by Landlord as herein provided, such failure shall, at Landlord s election, constitute a Default under this Lease, and Tenant shall be deemed to have given such certificate as above provided without modification and shall be deemed to have admitted the accuracy of any information supplied by Landlord to a prospective purchaser or mortgagee.

      31.  Subordination

      Landlord shall have the right to cause this Lease to be and remain subject and subordinate to any and all mortgages, deeds of trust and ground leases, if any ( Encumbrances ) that are now or may hereafter be executed covering the Premises, or any renewals, modifications, consolidations, replacements or extensions thereof, for the full amount of all advances made or to be made thereunder and without regard to the time or character of such advances, together with interest thereon and subject to all the terms and provisions thereof; provided only, that in the event of termination of any such ground lease or upon the foreclosure of any such mortgage or deed of trust, so long as Tenant is not in default, the holder thereof ( Holder ) shall agree to recognize Tenant s rights under this Lease as long as Tenant shall pay the Rent and observe and perform all the provisions of this Lease to be observed and performed by Tenant. Within ten (10) days after Landlord s written request, Tenant shall execute, acknowledge and deliver any and all reasonable documents required by Landlord or the Holder to effectuate such subordination. If Tenant fails to do so, such failure shall constitute a Default by Tenant under this Lease.
 Notwithstanding anything to the contrary set forth in this Paragraph 31, Tenant hereby attorns and agrees to attorn to any person or entity purchasing or otherwise acquiring the Premises at any sale or other proceeding or pursuant to the exercise of any other rights, powers or remedies under such Encumbrance.

      32.  Environmental Covenants

      (a) Prior to executing this Lease, Tenant has completed, executed and delivered to Landlord a Hazardous Materials Disclosure Certificate ( Initial Disclosure Certificate ), a fully completed copy of which is attached hereto as Exhibit F and incorporated herein by this reference. Tenant covenants, represents and warrants to Landlord that the information on the Initial Disclosure Certificate is true and correct and accurately describes the Hazardous Materials which will be manufactured, treated, used or stored on or about the Premises by Tenant or Tenant s Agents. Tenant shall, on each anniversary of the Commencement Date and at such other times as Tenant desires to manufacture, treat, use or store on or about the Premises new or additional Hazardous Materials which were not listed on the Initial Disclosure Certificate, complete, execute and deliver to Landlord an updated Disclosure Certificate (each, an Updated Disclosure Certificate ) describing Tenant s then current and proposed future uses of Hazardous Materials on or about the Premises, which Updated Disclosure Certificates shall be in the same format as that which is set forth in Exhibit F or in such updated format as Landlord may require from time to time. Tenant shall deliver an Updated Disclosure Certificate to Landlord not less than thirty (30) days prior to the date Tenant intends to commence the manufacture, treatment, use or storage of new or additional Hazardous Materials on or about the Premises, and Landlord shall have the right to approve or disapprove such new or additional Hazardous Materials in its sole and absolute discretion. Tenant shall make no use of Hazardous Materials on or about the Premises except as described in the Initial Disclosure Certificate or as otherwise approved by Landlord in writing in accordance with this Paragraph 32(a).

      (b) As used in this Lease, the term Hazardous Materials shall mean and include any substance that is or contains (1) any hazardous substance as now or hereafter defined in <section> 101(14) of the Comprehensive Environmental Response, Compensation, and
 Liability Act of 1980, as amended ( CERCLA ) (42 U.S.C. <section> 9601 et seq.) or any regulations promulgated under CERCLA; (2) any hazardous waste as now or hereafter defined in the Resource
 Conservation and Recovery Act, as amended ( RCRA ) (42 U.S.C. <section> 6901 et seq.) or any regulations promulgated under RCRA; (3) any substance now or hereafter regulated by the Toxic Substances
 Control Act, as amended ( TSCA ) (15 U.S.C. <section> 2601 et seq.) or any regulations promulgated under TSCA; (4) petroleum, petroleum by-products, gasoline, diesel fuel, or other petroleum hydrocarbons; (5) asbestos and asbestos-containing material, in any form, whether friable or non-friable; (6) polychlorinated biphenyls; (7) lead and lead-containing materials; or (8) any additional substance, material or waste (A) the presence of which on or about the Premises (i) requires reporting, investigation or remediation under any Environmental Laws (as hereinafter defined), (ii) causes or threatens to cause a nuisance on the Premises or any adjacent area or property or poses or threatens to pose a hazard to the health or safety of persons on the Premises or any adjacent area or property, or (iii) which, if it emanated or migrated from the Premises, could constitute a trespass, or (B) which is now or is hereafter classified or considered to be hazardous or toxic under any Environmental Laws.

      (c) As used in this Lease, the term Environmental Laws shall mean and include (1) CERCLA, RCRA and TSCA; and (2) any other federal, state or local laws, ordinances, statutes, codes, rules, regulations, orders or decrees now or hereinafter in effect relating to (A) pollution, (B) the protection or regulation of human health, natural resources or the environment, (C) the treatment, storage or disposal of Hazardous Materials, or (D) the emission, discharge, release or threatened release of Hazardous Materials into the environment.

      (d) Tenant agrees that during its use and occupancy of the Premises it will (1) not (A) permit Hazardous Materials to be present on or about the Premises except in a manner and quantity necessary for the ordinary performance of Tenant s business or
 (B) release, discharge or dispose of any Hazardous Materials on, in, at, under, or emanating from, the Premises, the Building or the Project; (2) comply with all Environmental Laws relating to the Premises and the use of Hazardous Materials on or about the Premises and not engage in or permit others to engage in any activity at the Premises in violation of any Environmental Laws; and (3) immediately notify Landlord of (A) any inquiry, test, investigation or enforcement proceeding by any governmental agency or authority against Tenant, Landlord or the Premises, Building or Project relating to any Hazardous Materials or under any Environmental Laws or (B) the occurrence of any event or existence of any condition that would cause a breach of any of the covenants set forth in this Paragraph 32.

      (e) If Tenant s use of Hazardous Materials on or about the Premises results in a release, discharge or disposal of Hazardous Materials on, in, at, under, or emanating from, the Premises, the Building or the Project, Tenant agrees to investigate, clean up, remove or remediate such Hazardous Materials in full compliance with (1) the requirements of (A) all Environmental Laws and (B) any governmental agency or authority responsible for the enforcement of any Environmental Laws; and (2) any additional requirements of Landlord that are reasonably necessary to protect the value of the Premises, the Building or the Project.

      (f) Upon reasonable notice to Tenant, Landlord may inspect the Premises and surrounding areas for the purpose of determining whether there exists on or about the Premises any Hazardous Material or other condition or activity that is in violation of the requirements of this Lease or of any Environmental Laws.
 Such inspections may include, but are not limited to, entering the Premises or adjacent property with drill rigs or other machinery for the purpose of obtaining laboratory samples. Landlord shall not be limited in the number of such inspections during the Term of this Lease. In the event (1) such inspections reveal the presence of any such Hazardous Material or other condition or activity in violation of the requirements of this Lease or of any Environmental Laws, or (2) Tenant or its Agents contribute or knowingly consent to the presence of any Hazardous Materials in, on, under, through or about the Premises, the Building or the Project or exacerbate the condition of or the conditions caused by any Hazardous Materials in, on, under, through or about the Premises, the Building or the Project, Tenant shall reimburse Landlord for the cost of such inspections within ten (10) days of receipt of a written statement therefor. Tenant will supply to Landlord such historical and operational information regarding the Premises and surrounding areas as may be reasonably requested to facilitate any such inspection and will make available for meetings appropriate personnel having knowledge of such matters. Tenant agrees to give Landlord at least sixty (60) days prior notice of its intention to vacate the Premises so that Landlord will have an opportunity to perform such an inspection prior to such vacation. The right granted to Landlord herein to perform inspections shall not create a duty on Landlord s part to inspect the Premises, or liability on the part of Landlord for Tenant s use, storage, treatment or disposal of Hazardous Materials, it being understood that Tenant shall be solely responsible for all liability in connection therewith.
      (g) Landlord shall have the right, but not the obligation, prior or subsequent to a Default, without in any way limiting Landlord s other rights and remedies under this Lease, to enter upon the Premises, or to take such other actions as it deems necessary or advisable, to investigate, clean up, remove or remediate any Hazardous Materials or contamination by Hazardous Materials present on, in, at, under, or emanating from, the Premises, the Building or the Project in violation of Tenant s obligations under this Lease or under any Environmental Laws. Notwithstanding any other provision of this Lease, Landlord shall also have the right, at its election, in its own name or as Tenant s agent, to negotiate, defend, approve and appeal, at Tenant s expense, any action taken or order issued by any governmental agency or authority with regard to any such Hazardous Materials or contamination by Hazardous Materials. All costs and expenses paid or incurred by Landlord in the exercise of the rights set forth in this Paragraph 32 shall be payable by Tenant upon demand.

      (h) Tenant shall surrender the Premises to Landlord upon the expiration or earlier termination of this Lease free of debris, waste or Hazardous Materials placed on, about or near the Premises by Tenant or Tenant s Agents, and in a condition which complies with all Environmental Laws and any additional requirements of Landlord that are reasonably necessary to protect the value of the Premises, the Building or the Project, including, without limitation, the obtaining of any closure permits or other governmental permits or approvals related to Tenant s use of Hazardous Materials in or about the Premises. Tenant s obligations and liabilities pursuant to the provisions of this Paragraph 32 shall survive the expiration or earlier termination of this Lease. If it is determined by Landlord that the condition of all or any portion of the Premises, the Building, and/or the Project is not in compliance with the provisions of this Lease with respect to Hazardous Materials, including, without limitation, all Environmental Laws, at the expiration or earlier termination of this Lease, then at Landlord s sole option, Landlord may require Tenant to hold over possession of the Premises until Tenant can surrender the Premises to Landlord in the condition in which the Premises existed as of the Commencement Date and prior to the appearance of such Hazardous Materials except for normal wear and tear, including, without limitation, the conduct or performance of any closures as required by any Environmental Laws. The burden of proof hereunder shall be upon Tenant. For purposes hereof, the term normal wear and tear shall not include any deterioration in the condition or diminution of the value of any portion of the Premises, the Building, and/or the Project in any manner whatsoever related to directly, or indirectly, Hazardous Materials. Any such holdover by Tenant will be with Landlord s consent, will not be terminable by Tenant in any event or circumstance and will otherwise be subject to the provisions of Paragraph 35 of this Lease.

      (i) Tenant agrees to indemnify and hold harmless Landlord from and against any and all claims, losses (including, without limitation, loss in value of the Premises, the Building or the Project, liabilities and expenses (including attorney s fees)) sustained by Landlord attributable to (1) any Hazardous Materials placed on or about the Premises, the Building or the Project by Tenant or Tenant s Agents, or (2) Tenant s breach of any provision of this Paragraph 32.

      (j) The provisions of this Paragraph 32 shall survive the expiration or earlier termination of this Lease.

      33.  Notices

      All notices and demands which are required or may be permitted to be given to either party by the other hereunder shall be in writing and shall be sent by United States mail, postage prepaid, certified, or by personal delivery or overnight courier, addressed to the addressee at Tenant s Address or Landlord s Address as specified in the Basic Lease Information, or to such other place as either party may from time to time designate in a notice to the other party given as provided herein. Copies of all notices and demands given to Landlord shall additionally be sent to Landlord s property manager at the address specified in the Basic Lease Information or at such other address as Landlord may specify in writing from time to time. Notice shall be deemed given upon actual receipt (or attempted delivery if delivery is refused ), if personally delivered, or one (1) business day following deposit with a reputable overnight courier that provides a receipt, or on the third (3rd) day following deposit in the United States mail in the manner described above.

      34.  Waiver

      The waiver of any breach of any term, covenant or condition of this Lease shall not be deemed to be a waiver of such term, covenant or condition or of any subsequent breach of the same or any other term, covenant or condition herein contained. The subsequent acceptance of Rent by Landlord shall not be deemed to be a waiver of any preceding breach by Tenant, other than the failure of Tenant to pay the particular rental so accepted, regardless of Landlord s knowledge of such preceding breach at the time of acceptance of such Rent. No delay or omission in the exercise of any right or remedy of Landlord in regard to any Default by Tenant shall impair such a right or remedy or be construed as a waiver. Any waiver by Landlord of any Default must be in writing and shall not be a waiver of any other Default concerning the same or any other provisions of this Lease.

      35.  Holding Over

      Any holding over after the expiration of the Term, without the express written consent of Landlord, shall constitute a Default and, without limiting Landlord s remedies provided in this Lease, such holding over shall be construed to be a tenancy at sufferance, at a rental rate of one hundred fifty percent (150%) of the Base Rent last due in this Lease, plus Additional Rent, and shall otherwise be on the terms and conditions herein specified, so far as applicable; provided, however, in no event shall any renewal or expansion option or other similar right or option contained in this Lease be deemed applicable to any such tenancy at sufferance. If the Premises are not surrendered at the end of the Term or sooner termination of this Lease, and in accordance with the provisions of Paragraphs 11 and 32(h), Tenant shall indemnify, defend and hold Landlord harmless from and against any and all loss or liability resulting from delay by Tenant in so surrendering the Premises including, without limitation, any loss or liability resulting from any claim against Landlord made by any succeeding tenant or prospective tenant founded on or resulting from such delay and losses to Landlord due to lost opportunities to lease any portion of the Premises to any such succeeding tenant or prospective tenant, together with, in each case, actual attorneys fees and costs.

      36.  Successors And Assigns

      The terms, covenants and conditions of this Lease shall, subject to the provisions as to assignment, apply to and bind the heirs, successors, executors, administrators and assigns of all of the parties hereto. If Tenant shall consist of more than one entity or person, the obligations of Tenant under this Lease shall be joint and several.

      37.  Time

      Time is of the essence of this Lease and each and every term, condition and provision herein.

      38.  Brokers

      Landlord and Tenant each represents and warrants to the other that neither it nor its officers or agents nor anyone acting on its behalf has dealt with any real estate broker except the Broker(s) specified in the Basic Lease Information in the negotiating or making of this Lease, and each party agrees to indemnify and hold harmless the other from any claim or claims, and costs and expenses, including attorneys fees, incurred by the indemnified party in conjunction with any such claim or claims of any other broker or brokers to a commission in connection with this Lease as a result of the actions of the indemnifying party.

 39.  Limitation Of Liability

      Tenant agrees that, in the event of any default or breach by Landlord with respect to any of the terms of the Lease to be observed and performed by Landlord (a) Tenant shall look solely to the then-current landlord s interest in the Building for the satisfaction of Tenant s remedies for the collection of a judgment (or other judicial process) requiring the payment of money by Landlord; (b) no other property or assets of Landlord, its partners, shareholders, officers, directors or any successor in interest shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant s remedies;
 (c) no personal liability shall at any time be asserted or enforceable against Landlord s partners or successors in interest (except to the extent permitted in (a) above), or against Landlord s shareholders, officers or directors, or their respective partners, shareholders, officers, directors or successors in interest; and (d) no judgment will be taken against any partner, shareholder, officer or director of Landlord. The provisions of this section shall apply only to the Landlord and the parties herein described, and shall not be for the benefit of any insurer nor any other third party.

      40.  Financial Statements

      Within ten (10) days after Landlord s request, Tenant shall deliver to Landlord the then current financial statements of Tenant (including interim periods following the end of the last fiscal year for which annual statements are available), prepared or compiled by a certified public accountant, including a balance sheet and profit and loss statement for the most recent prior year, all prepared in accordance with generally accepted accounting principles consistently applied.

      41.  Rules And Regulations

      Tenant agrees to comply with such reasonable rules and regulations as Landlord may adopt from time to time for the orderly and proper operation of the Building and the Project. Such rules may include but shall not be limited to the following:
 (a) restriction of employee parking to a limited, designated area or areas; and (b) regulation of the removal, storage and disposal of Tenant s refuse and other rubbish at the sole cost and expense of Tenant. The then current rules and regulations shall be binding upon Tenant upon delivery of a copy of them to Tenant. Landlord shall not be responsible to Tenant for the failure of any other person to observe and abide by any of said rules and regulations. Landlord s current rules and regulations are attached to this Lease as Exhibit D.

      42.  Mortgagee Protection

      (a) Modifications for Lender. If, in connection with obtaining financing for the Project or any portion thereof, Landlord s lender shall request reasonable modifications to this Lease as a condition to such financing, Tenant shall not unreasonably withhold, delay or defer its consent to such modifications, provided such modifications do not materially adversely affect Tenant s rights or increase Tenant s obligations under this Lease.
      (b) Rights to Cure. Tenant agrees to give to any trust deed or mortgage holder ( Holder ), by registered mail, at the same time as it is given to Landlord, a copy of any notice of default given to Landlord, provided that prior to such notice Tenant has been notified, in writing, (by way of notice of assignment of rents and leases, or otherwise) of the address of such Holder. Tenant further agrees that if Landlord shall have failed to cure such default within the time provided for in this Lease, then the Holder shall have an additional twenty (20) days after expiration of such period, or after receipt of such notice from Tenant (if such notice to the Holder is required by this Paragraph 42(b)), whichever shall last occur within which to cure such default or if such default cannot be cured within that time, then such additional time as may be necessary if within such twenty (20) days, any Holder has commenced and is diligently pursuing the remedies necessary to cure such default (including but not limited to commencement of foreclosure proceedings, if necessary to effect such cure), in which event this Lease shall not be terminated.

      43.  Entire Agreement

      This Lease, including the Exhibits and any Addenda attached hereto, which are hereby incorporated herein by this reference, contains the entire agreement of the parties hereto, and no representations, inducements, promises or agreements, oral or otherwise, between the parties, not embodied herein or therein, shall be of any force and effect.

      44.  Interest

      Any installment of Rent and any other sum due from Tenant under this Lease which is not received by Landlord within ten
 (10) days from when the same is due shall bear interest from the date such payment was originally due under this Lease until paid at an annual rate equal to the maximum rate of interest permitted by law. Payment of such interest shall not excuse or cure any Default by Tenant. In addition, Tenant shall pay all costs and attorneys fees incurred by Landlord in collection of such amounts.

      45.  Construction

      This Lease shall be construed and interpreted in accordance with the laws of the State of California. The parties acknowledge and agree that no rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall be employed in the interpretation of this Lease, including the Exhibits and any Addenda attached hereto. All captions in this Lease are for reference only and shall not be used in the interpretation of this Lease. Whenever required by the context of this Lease, the singular shall include the plural, the masculine shall include the feminine, and vice versa. If any provision of this Lease shall be determined to be illegal or unenforceable, such determination shall not affect any other provision of this Lease and all such other provisions shall remain in full force and effect.

      46.  Representations And Warranties Of Tenant

      Tenant hereby makes the following representations and warranties, each of which is material and being relied upon by Landlord, is true in all respects as of the date of this Lease, and shall survive the expiration or termination of the Lease.

      (a) If Tenant is an entity, Tenant is duly organized, validly existing and in good standing under the laws of the state of its organization and the persons executing this Lease on behalf of Tenant have the full right and authority to execute this Lease on behalf of Tenant and to bind Tenant without the consent or approval of any other person or entity. Tenant has full power, capacity, authority and legal right to execute and deliver this Lease and to perform all of its obligations hereunder. This Lease is a legal, valid and binding obligation of Tenant, enforceable in accordance with its terms.

      (b) Tenant has not (1) made a general assignment for the benefit of creditors, (2) filed any voluntary petition in bankruptcy or suffered the filing of an involuntary petition by any creditors, (3) suffered the appointment of a receiver to take possession of all or substantially all of its assets, (4) suffered the attachment or other judicial seizure of all or substantially all of its assets, (5) admitted in writing its inability to pay its debts as they come due, or (6) made an offer of settlement, extension or composition to its creditors generally.

      47.  Security

      (a) Tenant acknowledges and agrees that, while Landlord may engage security personnel to patrol the Building or the Project, Landlord is not providing any security services with respect to the Premises, the Building or the Project and that Landlord shall not be liable to Tenant for, and Tenant waives any claim against Landlord with respect to, any loss by theft or any other damage suffered or incurred by Tenant in connection with any unauthorized entry into the Premises or any other breach of security with respect to the Premises, the Building or the Project.
      (b) Tenant hereby agrees to the exercise by Landlord and Landlord s Agents, within their sole discretion, of such security measures as, but not limited to, the evacuation of the Premises, the Building or the Project for cause, suspected cause or for drill purposes, the denial of any access to the Premises, the Building or the Project and other similarly related actions that it deems necessary to prevent any threat of property damage or bodily injury. The exercise of such security measures by Landlord and Landlord s Agents, and the resulting interruption of service and cessation of Tenant s business, if any, shall not be deemed an eviction or disturbance of Tenant s use and possession of the Premises, or any part thereof, or render Landlord or Landlord s Agents liable to Tenant for any resulting damages or relieve Tenant from Tenant s obligations under this Lease.

      48.  Jury Trial Waiver

      Tenant hereby waives any right to trial by jury with respect to any action or proceeding (i) brought by Landlord, Tenant or any other party, relating to (A) this Lease and/or any understandings or prior dealings between the parties hereto, or
 (B) the Premises, the Building or the Project or any part thereof, or (ii) to which Landlord is a party. Tenant hereby agrees that this Lease constitutes a written consent to waiver of trial by jury pursuant to the provisions of California Code of Civil Procedure Section 631, and Tenant does hereby constitute and appoint Landlord its true and lawful attorney-in-fact, which appointment is coupled with an interest, and Tenant does hereby authorize and empower Landlord, in the name, place and stead of Tenant, to file this Lease with the clerk or judge of any court of competent jurisdiction as a statutory written consent to waiver of trial by jury.

      Landlord and Tenant have executed and delivered this Lease as of the Lease Date specified in the Basic Lease Information.



 Landlord:
 Aetna Life Insurance Company,
 a Connecticut corporation

 By:  Allegis Realty Investors llc
      Its Investment Advisor

 By:  /s/Cynthia Stevenin
 Vice President

 Tenant:
 Logic Devices, Inc.,
 a California corporation

 By: /s/ Todd J. Ashford
 Print Name: Todd J. Ashford
 Its:      CFO


 By:
 Print Name:
 Its:

 Exhibit A
 Diagram Of The Premises

 Exhibit B

 Tenant Improvements

      This exhibit, entitled Tenant Improvements , is and shall constitute Exhibit B to the Lease Agreement, dated as of the Lease Date, by and between Landlord and Tenant for the Premises. The terms and conditions of this Exhibit B are hereby incorporated into and are made a part of the Lease. Capitalized terms used, but not otherwise defined, in this Exhibit B have the meanings ascribed to such terms in the Lease.

      1.   Landlord s Work

      Prior to the Commencement Date, Landlord shall complete the work in the Premises described on Exhibit B-1 hereto ( Landlord s Work ). Landlord s Work shall be performed at Landlord s sole cost and expense and shall not reduce the Tenant Improvement Allowance or the Tenant Improvement Loan (as such terms are hereinafter defined).

      2.   Tenant Improvements

      Subject to the conditions set forth below, in addition to Landlord s Work to be performed pursuant to Paragraph 1 above, Landlord agrees to construct certain Tenant Improvements in the Premises pursuant to the terms of this Exhibit B.

      3.   Definition

       Tenant Improvements as used in the Lease and this Exhibit B shall include only those improvements within the interior portions of the Premises which are depicted on the Final Plans and Specifications (hereafter defined in Paragraph 4) or
 described hereinbelow.   Tenant Improvements  shall specifically
 not include any Alterations installed or constructed by Tenant, and any of Tenant s Property.

      The Tenant Improvements may include:

      (a) Partitioning, doors, floor coverings, finishes, ceilings, wall coverings and painting, millwork and similar items.
      (b) Electrical wiring, lighting fixtures, outlets and switches, and other electrical work.
      (c) Duct work, terminal boxes, diffusers and accessories required for the completion of the heating, ventilation and air conditioning systems serving the Premises, including the cost of meter and key control for after-hour air conditioning.
      (d) Any additional Tenant requirements including, but not limited to odor control, special heating, ventilation and air conditioning, noise or vibration control or other special systems.
      (e) All fire and life safety control systems such as fire walls, sprinklers, halon, fire alarms, including piping, wiring and accessories installed within the Building and serving the Premises.
      (f) All plumbing, fixtures, pipes, and accessories to be installed within the Building and serving the Premises.

      4.   Plans And Specifications

      Landlord shall retain the architect specified in the Basic Lease Information ( Architect ) for the preparation of preliminary and final working architectural and engineering plans and specifications for the Tenant Improvements ( Final Plans and Specifications ). Landlord reserves the right to substitute for the Architect another architect of its selection. Tenant shall cooperate diligently with the Architect and shall furnish within ten (10) days after request therefor, all information required by the Architect for completion of the Final Plans and Specifications, and shall provide (in writing, if requested by Landlord), not later than three (3) business days after request therefor, any approval or disapproval of preliminary or Final Plans and Specifications which Tenant is permitted to give under this Exhibit B. The Final Plans and Specifications shall be subject to Landlord s approval, which approval shall not be unreasonably withheld. Landlord shall not be deemed to have acted unreasonably if it withholds its approval of any plans, specifications, drawings or other details or of any Change Request (hereafter defined in Paragraph 10 below) because, in Landlord s reasonable opinion, the work as described in any such item, or any Change Request, as the case may be: (a) is likely to adversely affect Building systems, the structure of the Building or the safety of the Building and/or its occupants; (b) might impair Landlord s ability to furnish services to Tenant or other tenants in the Building or the Project; (c) would increase the cost of operating the Building or the Project; (d) would violate any Laws; (e) contains or uses Hazardous Materials; (f) would adversely affect the appearance of the Building or the Project or the marketability of the Premises to subsequent tenants; (g) might adversely affect another tenant s premises or such other tenant s use and enjoyment of such premises; (h) is prohibited by any ground lease affecting the Building and/or the Project, any Private Restrictions or any mortgage, trust deed or other instrument encumbering the Building and/or the Project;
 (i) is likely to be substantially delayed because of unavailability or shortage of labor or materials necessary to perform such work or the difficulties or unusual nature of such work; (j) is not, at a minimum in accordance with Landlord s building standards, or (k) would increase the Tenant Improvements Cost (defined in Paragraph 8 below) by more than ten percent (10%) from the cost originally estimated and anticipated by the parties. The foregoing reasons, however, shall not be the only reasons for which Landlord may withhold its approval, whether or not such other reasons are similar or dissimilar to the foregoing. Neither the approval by Landlord of the Final Plans and Specifications or any other plans, specifications, drawings or other items associated with the Tenant Improvements nor Landlord s performance, supervision or monitoring of the Tenant Improvements shall constitute any warranty or covenant by Landlord to Tenant of the adequacy of the design for Tenant s intended use of the Premises. Tenant agrees to, and does hereby, assume full and complete responsibility to ensure that the Tenant Improvements and the Final Plans and Specifications are adequate to fully meet the needs and requirements of Tenant s intended operations of its business within the Premises and Tenant s use of the Premises. Landlord and Tenant shall indicate their approval of the Final Plans and Specifications by initialing them and attaching them to the Lease as Exhibit B-2. Upon completion of the Final Plans and Specifications and approval thereof by Landlord and Tenant, Landlord will obtain subcontractor trade bids and furnish a cost breakdown to Tenant. In the event the estimated Tenant Improvements Cost, based on such bids and the reasonably anticipated costs of other items constituting the Tenant Improvements Cost, exceeds the sum of the Tenant Improvements Allowance (hereafter defined in Paragraph 6) and the Tenant Improvements Loan (hereafter defined in Paragraph 7), plus any amounts which Tenant desires to pay as an Excess Tenant Improvements Cost (hereafter defined in Paragraph 9.A.) ( Tenant s T.I. Budget ), at Tenant s request, the Final Plans and Specifications may be revised once, at Tenant s cost and expense. Any such revisions shall be subject to Landlord s approval, and the amended Final Plans and Specifications, as approved by Landlord and Tenant, shall thereafter be deemed to be the Final Plans and Specifications for the Tenant Improvements. The amended Final Plans and Specifications shall be approved by Tenant (in writing, if requested by Landlord) not later than three (3) days after Landlord s request therefor. Landlord shall thereafter submit such amended Final Plans and Specifications to its contractor and subcontractor for re-bidding, and shall furnish a cost breakdown to Tenant. If the estimated Tenant Improvements Cost, as determined by the bids based on the amended Final Plans and Specifications and the reasonably anticipated costs of other items constituting the Tenant Improvements Cost, result in an Excess Tenant Improvements Cost, then Tenant shall pay such Excess Tenant Improvements Cost as and when required by Paragraph 9.A. Tenant s failure to approve or disapprove any matters which Tenant shall be entitled to approve or disapprove pursuant to this Paragraph 4 shall be conclusively deemed to be approval of same by Tenant.

      5.   Landlord To Construct Improvements

      When the Final Plans and Specifications (as amended, if required by Paragraph 4 above) have been approved by Landlord and Tenant, Landlord shall submit such Final Plans and Specifications to all governmental authorities having rights of approval over the Tenant Improvement work and shall apply for all governmental approvals and building permits. Subject to satisfaction of all conditions precedent and subsequent to its obligations under this Exhibit B, and further subject to the provisions of Paragraph 9.A., Landlord shall thereafter commence and proceed to complete construction of the Tenant Improvements.

      6.   Tenant Improvements Allowance

      Landlord shall provide an allowance for the planning and construction of the Tenant Improvements in the amount specified in the Basic Lease Information ( Tenant Improvements Allowance ). Subject to Paragraph 7 below, the Tenant Improvements Allowance shall be the maximum contribution by Landlord for the Tenant Improvements Cost. Should the actual cost of planning and constructing those Tenant Improvements depicted on the Final Plans and Specifications be less than the Tenant Improvements Allowance, the Tenant Improvements Allowance shall be reduced to an amount equal to said actual cost.

      7.   Tenant Improvements Loan

      In addition to the Tenant Improvements Allowance, Landlord agrees to loan to Tenant up to the amount specified in the Basic Lease Information for Tenant Improvements (the Tenant Improvements Loan ). The Tenant Improvements Loan shall be repayable by Tenant to Landlord in substantially equal self-amortizing installments over the initial Term of the Lease, together with interest on the balance outstanding from time to time at the rate of twelve percent (12%) per annum. Promptly following the completion of the Tenant Improvements and the calculation of the actual Tenant Improvements Loan, Landlord and Tenant shall execute a Tenant Improvements Loan Amortization Memorandum in the form attached to the Lease as Exhibit G. Notwithstanding anything herein to the contrary, in the event the Lease shall terminate for any reason prior to the scheduled expiration thereof, the Tenant Improvements Loan and all accrued and unpaid interest thereon shall immediately become due and payable in full.

      8.   Tenant Improvements Cost

      The Tenant Improvements Cost ( Tenant Improvements Cost ) shall include all costs and expenses associated with the design, preparation, approval and construction of the Tenant
 Improvements, including, but not limited, to the following:

      (a) All costs of preliminary and final architectural and engineering plans and specifications for the Tenant Improvements, and engineering costs associated with completion of the State of California energy utilization calculations under Title 24 legislation;

      (b) All costs of obtaining building permits and other necessary authorizations and approvals from local governmental authorities;

      (c) All costs of interior design and finish schedule plans and specifications including as-built drawings;

      (d) All direct and indirect costs of procuring, constructing and installing the Tenant Improvements in the Premises, including, but not limited to, the construction fee for overhead and profit and the cost of all on-site supervisory and administrative staff, office, equipment and temporary services rendered by Landlord, Landlord s consultants and property manager and Landlord s contractor in connection with construction of the Tenant Improvements and all labor (including overtime) and materials constituting the Tenant Improvements;

      (e) All fees payable to the Architect, general contractor, subcontractors and Landlord s engineering firm if they are required by Tenant and/or any governmental authorities to redesign any portion of the Tenant Improvements following Tenant s approval of the Final Plans and Specifications;

      (f) All construction and project management fees payable by Landlord to Landlord s property management company or any other individual or entity; and

      (g) Utility connection fees.

      In no event shall the Tenant Improvements Cost include any costs of procuring, constructing or installing in the Premises any of Tenant s Property.

      9.   Excess Tenant Improvements Cost

      If the Tenant Improvements Cost is more than the sum of the Tenant Improvements Allowance and, if applicable, the Tenant Improvements Loan, then the difference between the Tenant Improvements Cost and the sum of the Tenant Improvements Allowance and, if applicable, the Tenant Improvements Loan ( Excess Tenant Improvements Cost ) shall be paid by Tenant to Landlord in cash, within ten (10) days of delivery of statements from Landlord to Tenant therefor. If construction of the Tenant Improvements will result in an Excess Tenant Improvements Cost, Landlord shall not be obligated to commence or continue construction of the Tenant Improvements if payment of the Excess Tenant Improvements Costs by Tenant is not received within ten
 (10) days after delivery by Landlord to Tenant of a statement therefor; provided, however, that Landlord may, at its option, commence or continue construction of the Tenant Improvements, in which event Tenant shall pay the Excess Tenant Improvements Cost within ten (10) days after delivery by Landlord to Tenant of the statement therefor. If Landlord so elects to commence construction of the Tenant Improvements or has already commenced construction of the Tenant Improvements when there occurs an Excess Tenant Improvements Cost, then Landlord shall be entitled to suspend or terminate construction of the Tenant Improvements if payment by Tenant to Landlord of the Excess Tenant Improvement Costs has not been received within ten (10) days after delivery by Landlord to Tenant of a statement therefor.

      10.  Change Request

      When the Final Plans and Specifications have been approved by Landlord, there shall be no changes without Landlord s prior written consent, except for (a) necessary on-site installation variations or minor changes necessary to comply with building codes and other governmental regulations; (b) one revision, if requested by Tenant, to adjust the estimated Tenant Improvements Cost to Tenant s T.I. Budget therefor, as permitted by Paragraph 4 above; and (c) changes approved in writing by both parties.
 Any costs related to such governmentally required or requested and approved changes shall be added to the Tenant Improvements Cost and, to the extent such cost results in Excess Tenant Improvements Cost, shall be paid for by Tenant as and with any Excess Tenant Improvements Cost as set forth in Paragraph 9. The billing for such additional costs to Tenant shall be accompanied by evidence of the amounts billed as is customarily used in the business. Costs related to changes shall include, without limitation, any architectural or design fees, construction management fees and Landlord s general contractor s price for effecting the change.

      11.  Termination

      If the Lease is terminated prior to completion of the Tenant Improvements for any reason due to the Default of Tenant under the Lease, in addition to any other damages available to Landlord, Tenant shall pay to Landlord, within five (5) days of receipt of a statement therefor, all costs incurred by Landlord through the date of termination in connection with the Tenant Improvements. Landlord shall have the right to terminate the Lease, upon written notice to Tenant, if Landlord is unable to obtain a building permit for the Tenant Improvements within one hundred twenty (120) days from the date the Lease is mutually executed.

      12.  Interest

      Any payments required to be made by Tenant hereunder which are not paid when due shall bear interest at the maximum rate permitted by law from the due date therefor until paid.

      13.  Disclaimer

      Landlord shall have no liability to Tenant in the event construction of the Tenant Improvements is delayed or prevented due to any cause beyond Landlord s reasonable control. If Tenant is entitled or permitted to enter the Premises prior to completion of the Tenant Improvements, Landlord shall not be liable to Tenant or Tenant s Agents for any loss or damage to property, or injury to person, arising from or related to construction of the Tenant Improvements. Tenant shall take all reasonable precautions to protect against such loss, damage or injury during construction of the Tenant Improvements, and shall not interfere with the conduct of the Tenant Improvement work. Tenant shall cooperate with all reasonable directives of Landlord and Landlord s contractor in order to minimize any disruption or delay in completion of the Tenant Improvements work.

      14.  Lease Provisions; Conflict

      The terms and provisions of the Lease, insofar as they are applicable, in whole or in part, to this Exhibit B, are hereby incorporated herein by reference. In the event of any conflict between the terms of the Lease and this Exhibit B, the terms of this Exhibit B shall prevail. Any amounts payable by Tenant to Landlord hereunder shall be deemed to be Additional Rent under the Lease and, upon any default in the payment of same, Landlord shall have all rights and remedies available to it as provided for in the Lease.

 Exhibit B-1
 Landlord s Work

 Landlord shall perform the work in the Premises shown on the plans prepared by DES Architects & Engineers under Project No.
 8192.02, dated August 22, 1996.

 Exhibit B-2
 Final Plans And Specifications

      Reference is hereby made to that certain Lease Agreement dated October 18, 1996 by and between Aetna Life Insurance
 Company, a Connecticut corporation, as landlord ( Landlord ), and Logic Devices, Inc., a California corporation, as tenant ( Tenant ), ( Lease Agreement ).

      The Final Plans and Specifications (as defined in Exhibit B to the Lease Agreement) consists of the following described drawings, specifications and other documents:



 Title of Drawing, Specification or Other Document

 Date










      The Final Plans and Specifications have been initialed by
 both Landlord and Tenant and are on file with Landlord.
 Initials:  Landlord _______     Tenant _______

 Exhibit C
 Commencement and expiration Date Memorandum


 Landlord:
 Aetna Life Insurance Company


 Tenant:
 Logic Devices, Inc.


 Lease Date:
 October 18, 1996


 Premises:
 Located at 1320 Orleans Drive, Sunnyvale, California

      Tenant hereby accepts the Premises as being in the condition required under the Lease, with all Tenant Improvements completed (except for minor punchlist items which Landlord agrees to complete).

      The Commencement Date of the Lease is hereby established as
                            , 1996 and the Expiration Date is
 ________________, _____.



 Tenant:
 Logic Devices, Inc.,
 a California corporation


 By:
 Print Name:
 Its:

 Approved and Agreed:



 Landlord:
 Aetna Life Insurance Company,
 a Connecticut corporation

 By:  Allegis Realty Investors llc
      Its Investment Advisor

      By:
      Cynthia Stevenin
      Vice President

 Exhibit D
 Rules and Regulations

      This exhibit, entitled Rules and Regulations, is and shall constitute Exhibit D to the Lease Agreement, dated as of the Lease Date, by and between landlord and Tenant for the Premises. The terms and conditions of this Exhibit D are hereby incorporated into and are made a part of the Lease. Capitalized terms used, but not otherwise defined, in this Exhibit D have the meanings ascribed to such terms in the Lease.

      1. Tenant shall not use any method of heating or air conditioning other than that supplied by Landlord without the consent of Landlord.

      2. All window coverings installed by Tenant and visible from the outside of the building require the prior written approval of Landlord.

      3. Tenant shall not use, keep or permit to be used or kept any foul or noxious gas or substance or any flammable or combustible materials on or around the Premises, except to the extent that Tenant is permitted to use the same under the terms of Paragraph 32 of the Lease.

      4. Tenant shall not alter any lock or install any new locks or bolts on any door at the Premises without the prior consent of Landlord.

      5. Tenant shall not make any duplicate keys without the prior consent of Landlord.

      6. Tenant shall park motor vehicles in parking areas designated by Landlord except for loading and unloading. During those periods of loading and unloading, Tenant shall not unreasonably interfere with traffic flow around the Building or the Project and loading and unloading areas of other tenants. Tenant shall not park motor vehicles in designated parking areas after the conclusion of normal daily business activity.

      7. Tenant shall not disturb, solicit or canvas any tenant or other occupant of the Building or Project and shall cooperate to prevent same.

      8. Except in the case of emergencies, no person shall go on the roof without Landlord s permission.

      9. Business machines and mechanical equipment belonging to tenant which cause noise or vibration that may be transmitted to the structure of the Building, to such a degree as to be objectionable to Landlord or other tenants, shall be placed and maintained by Tenant, at Tenant s expense, on vibration eliminators or in noise-dampening housing or other devices sufficient to eliminate noise or vibration.


      10.All goods, including material used to store goods, delivered to the Premises of Tenant shall be immediately moved into the Premises and shall not be left in parking or receiving areas overnight.

      11. Tractor trailers which must be unhooked or parked with dolly wheels beyond the concrete loading areas must use steel plates or wood blocks under the dolly wheels to prevent damage to the asphalt paving surfaces. No parking or storing of such trailers will be permitted in the auto parking areas of the Project or on streets adjacent thereto.

      12. Forklifts which operate on asphalt paving areas shall not have solid rubber tires and shall only use tires that do not damage the asphalt.

      13. Tenant is responsible for the storage and removal of all trash and refuse. All such trash and refuse shall be contained in suitable receptacles stored behind screened enclosures at locations approved by Landlord.

      14. Tenant shall not store or permit the storage or placement of goods or merchandise in or around the common areas surrounding the Premises. No displays or sales or merchandise shall be allowed in the parking lots or other common areas.

      15. Tenant shall not permit any animals, including but not limited to, any household pets, to be brought or kept in or about the Premises, the Building, the Project or any of the common areas.

 Initials:
 Tenant:
 Landlord:

   Exhibit E
 Sign Criteria

 Exhibit F
 Hazardous Materials Disclosure Certificate

      Your cooperation in this matter is appreciated. Initially, the information provided by you in this Hazardous Materials Disclosure Certificate is necessary for the Landlord to evaluate your proposed uses of the premises (the Premises ) and to determine whether to enter into a lease agreement with you as tenant. If a lease agreement is signed by you and the Landlord (the Lease Agreement ), on an annual basis in accordance with the provisions of Paragraph 32 of the Lease Agreement, you are to provide an update to the information initially provided by you in this certificate. Any questions regarding this certificate should be directed to, and when completed, the certificate should be delivered to:


           Landlord: c/o Allegis Realty Investors llc
           1740 Technology Drive, Suite 600
           San Jose, California  95110
           Attention: Cynthia Stevenin
           Phone: (408) 437-5451

 Name of (Prospective) Tenant: Logic Devices, Inc.

 Mailing Address:


 Contact Person, Title and Telephone Number(s):

 Contact Person for Hazardous Waste Materials Management and
 Manifests and Telephone Number(s):

 Address of (Prospective) Premises: 1320 Orleans Drive, Sunnyvale,
 California

 Length of (Prospective) initial Term: Seventy-two (72) months

      1.   GENERAL INFORMATION:

         Describe the proposed operations to take place in, on, or about the Premises, including, without limitation, principal products processed, manufactured or assembled, and services and activities to be provided or otherwise conducted. Existing tenants should describe any proposed changes to on-going operations.


      2.   USE, STORAGE AND DISPOSAL OF HAZARDOUS MATERIALS

           2.1 Will any Hazardous Materials (as hereinafter defined) be used, generated, treated, stored or disposed of in, on or about the Premises? Existing tenants should describe any Hazardous Materials which continue to be used, generated, treated, stored or disposed of in, on or about the Premises.


 Wastes    Yes _    No _

 Chemical Products   Yes _   No _

 Other    Yes _    No _

      If Yes is marked, please explain:


           2.2 If Yes is marked in Section 2.1, attach a list of any Hazardous Materials to be used, generated, treated, stored or disposed of in, on or about the Premises, including the applicable hazard class and an estimate of the quantities of such Hazardous Materials to be present on or about the Premises at any given time; estimated annual throughput; the proposed location(s) and method of storage (excluding nominal amounts of ordinary household cleaners and janitorial supplies which are not regulated by any Environmental Laws, as hereinafter defined); and the proposed location(s) and method(s) of treatment or disposal for each Hazardous Material, including, the estimated frequency, and the proposed contractors or subcontractors. Existing tenants should attach a list setting forth the information requested above and such list should include actual data from on-going operations and the identification of any variations in such information from the prior year s certificate.

      3.   STORAGE TANKS AND SUMPS

           3.1 Is any above or below ground storage or treatment of gasoline, diesel, petroleum, or other Hazardous Materials in tanks or sumps proposed in, on or about the Premises? Existing tenants should describe any such actual or proposed activities.

 Yes _    No _

      If yes, please explain:


      4.   WASTE MANAGEMENT

           4.1  Has your company been issued an EPA Hazardous
 Waste Generator I.D. Number? Existing tenants should describe any additional identification numbers issued since the previous certificate.


 Yes _    No _

           4.2 Has your company filed a biennial or quarterly reports as a hazardous waste generator? Existing tenants should describe any new reports filed.


 Yes _    No _

      If yes, attach a copy of the most recent report filed.

 5.   WASTEWATER TREATMENT AND DISCHARGE

           5.1 Will your company discharge wastewater or other wastes to:

 _____ storm drain?
 _____ sewer?
 _____ surface water?
 _____ no wastewater or other wastes discharged.

                Existing tenants should indicate any actual discharges. If so, describe the nature of any proposed or actual discharge(s).


           5.2 Will any such wastewater or waste be treated before discharge?

 Yes _    No _

      If yes, describe the type of treatment proposed to be conducted. Existing tenants should describe the actual treatment conducted.


      6.   AIR DISCHARGES

           6.1 Do you plan for any air filtration systems or stacks to be used in your company s operations in, on or about the Premises that will discharge into the air; and will such air emissions be monitored? Existing tenants should indicate whether or not there are any such air filtration systems or stacks in use in, on or about the Premises which discharge into the air and whether such air emissions are being monitored.

 Yes _    No _

      If yes, please describe:


           6.2 Do you propose to operate any of the following types of equipment, or any other equipment requiring an air emissions permit? Existing tenants should specify any such equipment being operated in, on or about the Premises.



 _____ Spray booth(s)
 _____ Incinerator(s)


 _____ Dip tank(s)
 _____ Other (Please describe)


 _____ Drying oven(s)
 _____ No Equipment Requiring Air Permits
      If yes, please describe:


           6.3 Please describe (and submit copies of with this Hazardous Materials Disclosure Certificate) any reports you have filed in the past [thirty-six] months with any governmental or quasi-governmental agencies or authorities related to air discharges or clean air requirements and any such reports which have been issued during such period by any such agencies or authorities with respect to you or your business operations.

      7.   HAZARDOUS MATERIALS DISCLOSURES

           7.1 Has your company prepared or will it be required to prepare a Hazardous Materials management plan ( Management Plan ) or Hazardous Materials Business Plan and Inventory ( Business Plan ) pursuant to Fire Department or other governmental or regulatory agencies requirements? Existing tenants should indicate whether or not a Management Plan is required and has been prepared.


 Yes _   No _

                If yes, attach a copy of the Management Plan or Business Plan. Existing tenants should attach a copy of any required updates to the Management Plan or Business Plan.

           7.2 Are any of the Hazardous Materials, and in particular chemicals, proposed to be used in your operations in, on or about the Premises listed or regulated under Proposition 65? Existing tenants should indicate whether or not there are any new Hazardous Materials being so used which are listed or regulated under Proposition 65.


 Yes _    No _

      If yes, please explain:


      8.   ENFORCEMENT ACTIONS AND COMPLAINTS

           8.1  With respect to Hazardous Materials or
 Environmental Laws, has your company ever been subject to any agency enforcement actions, administrative orders, or consent decrees or has your company received requests for information, notice or demand letters, or any other inquiries regarding its operations? Existing tenants should indicate whether or not any such actions, orders or decrees have been, or are in the process of being, undertaken or if any such requests have been received.


 Yes _    No _

      If yes, describe the actions, orders or decrees and any continuing compliance obligations imposed as a result of these actions, orders or decrees and also describe any requests, notices or demands, and attach a copy of all such documents. Existing tenants should describe and attach a copy of any new actions, orders, decrees, requests, notices or demands not already delivered to Landlord pursuant to the provisions of Paragraph 32 of the Lease Agreement.



           8.2 Have there ever been, or are there now pending, any lawsuits against your company regarding any environmental or health and safety concerns?

 Yes _    No _

      If yes, describe any such lawsuits and attach copies of the complaint(s), cross-complaint(s), pleadings and other documents related thereto as requested by Landlord. Existing tenants should describe and attach a copy of any new complaint(s), cross-complaint(s), pleadings and other related documents not already delivered to Landlord pursuant to the provisions of Paragraph 32 of the Lease Agreement.



           8.3 Have there been any problems or complaints from adjacent tenants, owners or other neighbors at your company s current facility with regard to environmental or health and safety concerns? Existing tenants should indicate whether or not there have been any such problems or complaints from adjacent tenants, owners or other neighbors at, about or near the Premises and the current status of any such problems or complaints.

 Yes _    No _

           If yes, please describe. Existing tenants should describe any such problems or complaints not already disclosed to Landlord under the provisions of the signed Lease Agreement and the current status of any such problems or complaints.



      9.   PERMITS AND LICENSES


           9.1 Attach copies of all permits and licenses issued to your company with respect to its proposed operations in, on or about the Premises, including, without limitation, any Hazardous Materials permits, wastewater discharge permits, air emissions permits, and use permits or approvals. Existing tenants should attach copies of any new permits and licenses as well as any renewals of permits or licenses previously issued.

      As used herein, Hazardous Materials shall mean and include any substance that is or contains (a) any hazardous substance as now or hereafter defined in <section> 101(14) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ( CERCLA ) (42 U.S.C. <section> 9601 et seq.) or any regulations promulgated under CERCLA; (b) any hazardous waste as now or hereafter defined in the Resource Conservation and Recovery Act, as amended ( RCRA ) (42 U.S.C. <section> 6901 et seq.) or any regulations promulgated under RCRA; (c) any substance now or hereafter regulated by the Toxic Substances Control Act, as amended ( TSCA ) (15 U.S.C. <section> 2601 et seq.) or any regulations promulgated under TSCA; (d) petroleum, petroleum by-products, gasoline, diesel fuel, or other petroleum hydrocarbons; (e) asbestos and asbestos-containing material, in any form, whether friable or non-friable; (f) polychlorinated biphenyls; (g) lead and lead-containing materials; or (h) any additional substance, material or waste (A) the presence of which on or about the Premises (i) requires reporting, investigation or remediation under any Environmental Laws (as hereinafter defined), (ii) causes or threatens to cause a nuisance on the Premises or any adjacent property or poses or threatens to pose a hazard to the health or safety of persons on the Premises or any adjacent property, or (iii) which, if it emanated or migrated from the Premises, could constitute a trespass, or (B) which is now or is hereafter classified or considered to be hazardous or toxic under any Environmental Laws; and Environmental Laws shall mean and include (a) CERCLA, RCRA and TSCA; and (b) any other federal, state or local laws, ordinances, statutes, codes, rules, regulations, orders or decrees now or hereinafter in effect relating to (i) pollution, (ii) the protection or regulation of human health, natural resources or the environment, (iii) the treatment, storage or disposal of Hazardous Materials, or (iv) the emission, discharge, release or threatened release of Hazardous Materials into the environment.

      The undersigned hereby acknowledges and agrees that this Hazardous Materials Disclosure Certificate is being delivered to Landlord in connection with the evaluation of a Lease Agreement and, if such Lease Agreement is executed, will be attached thereto as an exhibit. The undersigned further acknowledges and agrees that if such Lease Agreement is executed, this Hazardous Materials Disclosure Certificate will be updated from time to time in accordance with Paragraph 32 of the Lease Agreement. The undersigned further acknowledges and agrees that the Landlord and its partners, lenders and representatives may, and will, rely upon the statements, representations, warranties, and certifications made herein and the truthfulness thereof in entering into the Lease Agreement and the continuance thereof throughout the term, and any renewals thereof, of the Lease Agreement. I [print name] ____________________, acting with full authority to bind the (proposed) Tenant and on behalf of the (proposed) Tenant, certify, represent and warrant that the information contained in this certificate is true and correct. (PROSPECTIVE) TENANT:

 Logic Devices, Inc.,
 a California corporation


 By:

 Title:

 Date:
 INITIALS:

 TENANT:

 LANDLORD:

   Exhibit G
 Tenant Improvements Loan Amortization Memorandum

 Landlord:
 Aetna Life Insurance Company

 Tenant:
 Logic Devices, Inc.

 Lease Date:
 October 18, 1996

 Premises:
 Located at 1320 Orleans Drive, Sunnyvale, California

      Tenant hereby acknowledges that Landlord has provided a Tenant Improvements Loan to Tenant in the amount of _____________________ ($___________) pursuant to Paragraph 6 of
 Exhibit B to the Lease. Subject to the terms of the Lease and said Exhibit B, the Tenant Improvements Loan shall be repayable by Tenant, together with interest on the principal balance outstanding from time to time at the rate of twelve percent (12%) per annum, in monthly installments of ___________________ ($_________) each. Said installments shall be payable on the first day of each month during the initial Term of the Lease concurrently with the payment of Base Rent.


 Tenant:
 Logic Devices, Inc.,
 a California corporation

 By:
 Print Name:
 Its:

 Approved and Agreed:


 Landlord:
 Aetna Life Insurance Company,
 a Connecticut corporation

 By:  Allegis Realty Investors llc
      Its Investment Advisor

      By:
           Cynthia Stevenin
           Vice President

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

            Three months ended September 30, 1996 and 1995



                                            1996           1995

 Weighted average shares of common stock   6,121,750    5,349,183
          outstanding

 Dilutive effect of common stock options
          and stock warrants               100,000        318,123

 Weighted average common and             6,221,750      5,667,306
     common share equivalents



 Net income                             $   95,300     $  440,800

 Net income per common                  $      .02     $      .08
     share equivalent

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

             Nine months ended September 30, 1996 and 1995



                                            1996           1995

 Weighted average shares of common stock   6,121,750    5,005,011
          outstanding

 Dilutive effect of common stock options
          and stock warrants               100,000        319,174

 Weighted average common and             6,221,750      5,324,185
     common share equivalents



 Net income                             $  449,800     $1,119,600

 Net income per common                  $      .07     $      .21
     share equivalent

 EXHIBIT 27           LOGIC DEVICES INCORPORATED