Form 10-Q
period 1996-03-31
LOGIC DEVICES INC
filed 1996-11-27
CIK 802851

---------------------------------------------------------------


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period EndedMarch 31, 1996
 Commission File Number0-17187
 ---------------------------------------------------------------
                         Logic Devices Incorporated
           (Exact name of registrant as specified in its charter)

 ---------------------------------------------------------------

          California                            94-2893789
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)


 628 East Evelyn Avenue, Sunnyvale, California 94086(Address of principal executive offices)(Zip Code)
 (408) 737-3300(Registrant's telephone number,including area code)
                      ______________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has
 been subject to such filing requirements for the past 90 days. Yes   X
 No

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On May 7, 1996, 5,995,750 shares of Common Stock, without par value, were outstanding.


 ---------------------------------------------------------------

                    Logic Devices Incorporated

                               INDEX

                                                          Page
                                                         Number

 Part I.  Financial Information

     Item 1.  Financial Statements

     Balance Sheets as of March 31, 1996 and                3
       December 31, 1995

     Statements of Income for the three months ended        4
       March 31, 1996 and 1995

     Statements of Cash Flows for the three months          5
       ended March 31, 1996 and 1995

     Notes to Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of       8
       Financial Condition and Results of Operations



 Part II.  Other Information


     Item 6.  Exhibits and Reports on Form 8-K              11


 Signatures                                                 12

 Exhibit 11                                                 13

 Part I - FINANCIAL INFORMATION
 Item 1.  Financial Statements.



                    Logic Devices Incorporated

                          Balance Sheets



                                                March 31,        December 31,
                                                  1996               1995
 Assets                                        (unaudited)

 Current assets:
   Cash and cash equivalents                   $4,002,300         $4,378,500
   Accounts receivable, net of allowance        5,383,700          5,844,000
   Inventories                                  8,843,400          8,296,000
   Prepaid expenses                               941,200            980,300
   Deferred income taxes                          704,700            704,700
     Total current assets                      19,875,300         20,203,500

 Equipment and leasehold
   improvements, net                            2,597,400          2,409,800

 Other Assets                                     745,900            752,700

                                              $23,218,600        $23,366,000


 Liabilities and Shareholders' Equity

 Current liabilities:
   Current portion of long-term
     obligations                                  175,200            175,200
   Accounts payable                               997,300            991,000
   Accrued expenses                               352,300            278,800
   Income taxes payable                           139,200            819,000
     Total current liabilities                  1,664,000          2,264,000

 Long-term debt obligations,
     less current portion                         139,300            166,200
   Deferred income taxes                          225,000            225,000
     Total liabilities                          2,028,300          2,655,200

 Shareholders' equity:
   Common stock                                17,000,800         16,741,900
   Retained earnings                            4,189,500          3,968,900
     Total shareholders' equity                21,190,300         20,710,800

                                              $23,218,600        $23,366,000

                      Logic Devices Incorporated

                         Statements of Income

              Three months ended March 31, 1996 and 1995

                              (unaudited)




                                              1996                1995

 Net sales                                 $ 3,609,200         $3,549,700

 Cost of sales                               1,975,400          1,883,500

          Gross margin                       1,633,800          1,666,200

 Operating expenses:
     Research and development                  394,100            350,100
     Selling, general and administrative       911,200            817,500

     Operating expenses                      1,305,300          1,167,600

          Income from operations               328,500            498,600

 Other (income) expense, net                   (40,700)            98,900

          Income before taxes                  369,200            399,700

 Income taxes                                  148,500            127,500

          Net income                       $   220,700        $   272,200



 Net income per common share               $      0.04        $      0.06


 Weighted average common share equivalents   6,218,750         4,913,306
     outstanding

                      Logic Devices Incorporated

                       Statements of Cash Flows

              Three months ended March 31, 1996 and 1995

                              (unaudited)




                                                        1996          1995
 Cash flows from operating activities:

   Net income                                      $   220,700    $  272,200
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                    246,600       312,500

    Change in operating assets and liabilities:
      Accounts receivable, net                         460,300      (136,600)
      Inventories                                     (547,400)       96,600
      Prepaid expenses and other assets                 39,000         9,300
      Accounts payable                                   6,300      (242,000)
      Accrued expenses                                  73,500       (44,600)
      Income taxes payable                            (679,800)      (20,300)
       Net cash provided by (used in)                 (180,800)      247,100
           operating activities

 Cash flows from investing activities:
   Capital expenditures                              (358,000)      (179,900)
   Increase in other assets                           (69,400)       (49,500)
          Net cash (used in) investing activities    (427,400)      (229,400)

 Cash flows from financing activities:
   Bank borrowing, net                                     -          45,000
   Repayment of long-term obligations                 (26,900)       (42,600)
   Repayment of obligations to shareholders                -         (50,000)
   Proceeds from exercise of warrants/stock options   258,900          8,100
          Net cash provided by (used in)              232,000        (39,500)
               financing activities

 Net increase (decrease) in cash                     (376,200)       (21,800)

 Cash and cash equivalents at beginning of
     period                                       $ 4,378,500     $  222,300

 Cash and cash equivalents at end of period       $ 4,002,300     $  200,500

                      Logic Devices Incorporated

                     Notes to Financial Statements

                 March 31, 1996 and December 31, 1995

                              (unaudited)


 (A)   Basis of Presentation


 The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

 The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the years ended December 31, 1995 and 1994, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


 (B)  Inventories

 A summary of inventories follows:


                           March 31,              December 31,
                             1996                 1995

 Raw Materials           $    497,400        $    938,000
 Work-in-process            4,268,300           3,912,600
 Finished goods             4,077,700           3,445,400

                         $  8,843,400        $  8,296,000


 Based on forecasted 1996 sales levels, the Company has on hand inventories aggregating approximately ten months of sales.

                     Logic Devices Incorporated
                   Notes to Financial Statements

               March 31, 1996 and December 31, 1995

                            (unaudited)


 (C) Exercise of Warrants


     Warrants to purchase an aggregate of 150,000 shares of Common Stock were issued in connection with an extension of the Shareholder Loan under a Loan Extension and Warrant Purchase Agreement entered into in March 1991. The warrants to purchase 74,955 shares were exercised in 1995 and the remaining warrants to purchase 75,045 were exercised in February 1996. The exercise price was $3.45 per share, and the warrants were to expire March 1, 1996.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


 Results of Operations

 Revenues

     Net revenues increased by 2%, from $3,549,700 in the three months ended March 31, 1995 to $3,609,200 in the three months ended March 31, 1996. The increase was due to strong demand of the Company's DSP products during the period. The Company is and has been in the process of tooling more of its DSP products to additional foundry sources to enable the Company to meet the increased demand for these products. Although foundry constraints for the industry as a whole have eased over the past year, the Company is still limited on capacity for its DSP products until additional tooling work is completed. The strong increases in revenues for the DSP products were offset by decreased revenues from the Company's SRAM products between the comparative periods. Deteriorating conditions in the semiconductor memory market saw falling demand and pricing for the industry in the first quarter 1996. As a result, the Company experienced push-outs in delivery times and falling prices which adversely affected SRAM product revenues during the 1996 period.

 Expenses

     Cost of revenues increased from $1,883,500 in the three months ended March 31, 1995 to $1,975,400 in the three months ended March 31, 1996. Gross profit decreased by 2%, from $1,666,200 in 1995 to $1,633,800 in 1996 as a result of substantially lower prices on the Company's SRAM products versus the prior year which offset the gain in gross profit attributed to the increase in sales from the Company's DSP products. As a percentage of net revenues, gross profit margin decreased from 47% in the three months ended March 31, 1995 to 45% in the three months ended March 31, 1996.

     Research and development expense increased from $350,100 (10% of net revenues) in the 1995 period to $394,100 (11% of net revenues) in the 1996 period, as the Company increased its new product development efforts and tooling to new foundry sources. The Company plans to continue to make substantial investments in its product research and development.

     Selling, general and administrative expense increased from $817,500 (23% of net revenues) in the 1995 period to $911,200 (25% of net revenues) in the 1996 period due to increased marketing and promotional expenses, sales commissions and increased insurance costs.

     Net operating income for 1996 decreased to $328,500 from $498,600 in 1995, due to the above mentioned factors. As a percentage of net revenues operating income decreased to 9% for the 1996 period versus 14% in 1995.

     For the 1996 period, the Company earned $40,700 in Other Income from interest on cash invested versus Other Expense of $98,900 in 1995 which consisted largely of interest expense on outstanding debt.

     Income taxes increased from $127,500 in 1995 to $148,500 in 1996 as a result of a higher effective tax rate despite slightly lower pretax income for 1996. The Company has utilized most of its long term tax credits.

     As a result of the foregoing, net income decreased from $272,200 in the 1995 period to $220,700 in the 1996 period.


 Liquidity and Capital Resources

 Cash Flows

     For the three months ended March 31, 1996, the Company's after-tax cash earnings ($467,300 for the 1996 period and $584,700 for the 1995 period) have served as the Company's primary source of financing for working capital needs and for capital expenditures.

     During the 1996 period, after-tax earnings of $467,300 supplemented by reductions in income taxes payable of $679,800 and accounts receivables of $460,300 which funded an increase in inventory of $547,400 resulted in net cash used by operations of $180,800. The Company invested $427,400 in capital expenditures and other assets and reduce net indebtedness by $26,900. The Company received proceeds of $258,900 from the exercise of employee stock options and the exercise of certain warrants.

     During the 1995 period, after-tax earnings of $584,700 supplemented by a reduction in inventory of $96,600 funded the increase in accounts receivables of $136,600 and reduction in accounts payable of $242,000 and other current liabilities of $64,900 and resulted in net cash provided by operations of $247,100. Such amount financed capital expenditures of $229,400 and allowed the Company to reduce net indebtedness by $39,500.

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

     The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to 80% of the quarterly revenues are shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable still not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which make up 55% of the Company revenues) generally pay 60 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period.

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

 Debt

     The Company has a $8,000,000 revolving line of credit with a bank which expires on June 30, 1996, bears interest at the bank's prime rate plus 1.500% (10.500% at March 31, 1996) and is secured by the assets of the Company. The line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of March 31, 1996, the Company had no outstanding balance under the revolving line of credit.

 Part II - OTHER INFORMATION



 Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibit 11  -  Computation of Earnings Per Common Share.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Logic Devices Incorporated
                                     (Registrant)


 Date:  May 9, 1996                By  /s/ William J. Volz
                                     William J. Volz
                                     President and Principal
                                     Executive Officer


 Date:  May 9, 1996                By  /s/ Todd J. Ashford
                                     Todd J. Ashford
                                     Chief Financial Officer
                                     Principal Financial and
                                     Accounting Officer

                              EXHIBIT 11

                      Logic Devices Incorporated

               Computation of Earnings per Common Share
                              (unaudited)

              Three months ended March 31, 1996 and 1995


                                                     1996           1995

 Weighted average shares of common stock          5,996,750      4,776,473
          outstanding
 Common stock equivalent convertible                    -           12,833
          preferred stock
 Dilutive effect of common stock options              2,000         14,000
 Dilutive effect of common stock warrants           220,000        110,000

 Weighted average common and                      6,218,750      4,913,306
     common share equivalents

 Net income                                      $  220,700     $  272,200

 Net income per common                           $      .04     $      .06
     share equivalent