Form 10-K
period 1996-12-31
LOGIC DEVICES INC
filed 1997-04-15
CIK 802851

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 [Fee Required]
                For the Fiscal Year ended December 31, 1996

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

                1320 Orleans Drive  Sunnyvale, CA  94086
                (Address of principal executive offices,
                           including Zip Code)

                             (408) 542-5400
                     (Registrant's telephone number,
                           including Area Code)

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
 amendment to this Form 10-K. [   ]

 The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 1997 was approximately $14,730,461. On that date, there were 6,121,750 shares of Common Stock issued and outstanding.

 Documents Incorporated By Reference: Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                Page  of 44
                      Exhibit List Appears at Page 41

                                  PART I

 ITEM 1. BUSINESS

 General Development of the Business

     Logic Devices Incorporated (the "Company") develops and markets high-performance digital integrated circuits. The Company's circuits
 address   applications   which   require   high  computational   speeds,
 high-reliability, high levels of circuit integration (complexity), and low power consumption. The Company's circuits are incorporated into products manufactured by OEMs and utilized in high-speed electronic computational applications in digital signal processing, video image processing, and telecommunication. The Company's product strategy is to develop and market industry standard circuits which offer superior performance, as well as proprietary circuits to meet specific customer needs.

     The Company currently offers products in two areas: (1) DSP (digital signal processing) circuits consisting of high-performance arithmetic computational functions (multipliers, arithmetic- logic units "ALUs",
 special   math   functions   applicable   to  digital  signal  processing
 computations, and programmable DSP multiple processors units) ; and (2) high-speed SRAMs (static random access memories) including FIFO (first in/first out) memories. As of December 31, 1996, the Company offered 45 products which are sold to a diverse customer base. With the multiplicity of packaging and performance options, the 45 basic products result in nearly 600 catalog items.

     The Company's products are designed to replace existing industry standard integrated circuits while offering superior performance, lower power consumption, and reduced cost. Proprietary catalog products are developed by the Company to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems.

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

     The Company markets its products worldwide through its own direct sales force, a network of 34 national and international independent sales representatives, and 21 international and domestic distributors. In 1996, approximately 48% of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 52% of net revenues. Among the Company's OEM customers are
 Loral  Systems  Inc.,   Honeywell,   ADC   Telecommunications,  Solectron
 Corporation, Boston Technology, General Dynamics Corporation, Litton Applied Technology, Acuson Corporation, DSC Communications Corporation, Hewlett Packard, Advanced Technology Laboratories, Inc. and Scitex Video
 Systems.    Approximately   80%   of  the  Company's  net  revenues  have
 historically been derived from the United States and approximately 20% have been derived from foreign sales.

     The Company was incorporated under the laws of the State of California
 in  April  1983.   The  Company's  principal  offices are located at 1320
 Orleans Drive, Sunnyvale, California 94089, and  its  telephone  number is
 (408) 542-5400.

 Background

     The semiconductor industry continues to evolve rapid increases in system complexity and performance. In recent years, the challenges to the
 industry  have  been  innovative  product  definition,   timely   product
 development,   customer  application  support,  and  the  heavy  capital
 investment required  to  establish  semiconductor  fabrication facilities.
 Advances   in   chip  fabrication  technology  have  resulted   in   the
 specialization of skills within the semiconductor industry between system and circuit design expertise, and semiconductor processing skills. Selected opportunities have emerged for semiconductor companies which focus on product definition, advanced design techniques, customer service, and utilization of third parties for wafer fabrication. The Company has focused its product strategy on the development of high-performance
 integrated   circuits   based   on   CMOS   (Complementary  Metal  Oxide
 Semiconductor) process technology for selected markets and applications.

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

     2. One Upmanship Product Strategy - To enhance the Company's probability of successfully introducing new products, a significant percentage of the Company's product development is directed toward implementation of higher performance, lower power consumption and lower cost versions of established industry standard products. This focus tends to ensure that at least some minimal level of market and financial success will be quickly realized which could not otherwise be guaranteed when a company attempts to pioneer a revolutionary new product or market area. Conversely, an increasing percentage of the Company's product development is targeted towards unique products which offer larger potential returns but require more time to develop market acceptance.

     3. Structured Custom Design Methodology - The Company's design approach offers the benefits of full custom circuit design including small chip size, high speed operation, and low operating power consumption, coupled with the short product development cycle and reduced costs associated with semicustom design approaches. With this methodology the Company has developed leadership performance products with a smaller R&D budget than others within the industry.

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

 Products

     The Company offers industry standard and proprietary catalog circuits. The Company's standard catalog products are designed to replace existing industry standard products by providing superior performance, lower power consumption, and reduced cost. Proprietary catalog products are developed by the Company to address specific requirements not otherwise commercially available in the marketplace.

     The Company's products address applications which require high computational speeds, high levels of function circuit integration, low
 power  consumption, and high reliability.   The  Company's  products  are
 utilized  in  high-speed  industrial  computing  and  DSP  applications in
 computers,   broadcast   and   medical   video   image  processing,  and
 telecommunications systems.  The Company's circuits  are  incorporated  by
 OEMs into products which are then sold to end users. Examples of the types of products which utilize the Company's circuits include the following: 1) In the long-distance telephone market, an OEM incorporates a Company produced circuit into a telecommunications product produced by the OEM and sold to long distance carriers. This product removes the echo otherwise experienced in long distance telephone calls. 2) In the video image processing market, the Company's circuits are utilized in products that create video special effects for the television broadcast industry.
 3) In the medical market, ultrasound and x-ray medical images are enhanced using the Company's circuits. 4) In the military market, the Company supplies arithmetic components used in night vision and tactical missile guidance control systems.

     A tabular presentation of these products is as follows:

 Markets:           Products:        Applications:        Customers:
 Telecommunications Custom Products
                    Video Functions
                    Programmable DSP Echo Cancellation
                                     Trunkline Multiplexing
                                     Digital Filters
                                     Tone Decoding        DSC Communications,
                                                          SDX, Intellicall Inc.,
                                                          Estek.
 Broadcast Video
 Transmission       Video Functions  Special Effects Generation
                                     Film Editing
                                     Time Base Correctors
                                     Character Generators Scitex, ADC, Data
                                                          Translation, Pinnacle,
                                                          Quantel, Snell &
                                                          Wilcox, GVC

 Instrumentation   Math Functions     Spectrum Analyzers
                                      Waveform Generators
                                      Emulators
                                      Assembly/Inspection
                                      Equipment           Acumen, KLA, Tencor,
                                                          Tektronics

 Medical Imaging    Math Functions    Ultrasound
                                      Magnetic Resonance  Acuson, ATL
                                                          Siemans
 Military           SRAM
                    Math Functions    Radar/Sonar
                                      Missile Guidance
                                      Secure Communications General  Dymamics,
                                                          Hughes, ITT Litton,
                                                          Loral, Martin
                                                          Marietta, McDonnell
                                                          Douglas, TI, Northrop

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

     During 1995, the Company acquired the assets of the former STAR Semiconductor Corporation. As a result of this acquisition the Company has added the STAR programmable digital signal processor to its product
 line.   The  STAR  processor   is   particularly   suited   to   various
 telecommunications applications.

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

     FIFO Memory Products

     FIFO (First-In/First-Out) memory products are frequently utilized at the input and output of DSP systems to handle any mismatches between which input data is available or output data is expected relative to the rate of which signals can be digitally processed. FIFOs incorporate many elements of the Company's memory design expertise and are synergistic to the Company's DSP customer base.

 Products In Development

     The Company has historically experienced a close correlation between its success in introducing new products and increases in revenues. As a result, the Company is committed to a high level of product design and development activity. During 1996, the Company committed in excess of $2.5 million to purchase design automation tools and to expand its product development group in order to accelerate the rate of new product development. During 1997, the Company is focusing its product development efforts on two target areas: (1) DSP circuits that address the broadcast,
 studio,   and  production  quality  audio  and  video  image  processing requirements, and (2) products utilizing the Company's SRAM technology. The Company must also investing heavily in the re-tooling of its existing product families to develop additional wafer fabrication sources.

     With the benefit of on-going customer input resulting from its current video image processing products, the Company has a number of new DSP product opportunities which it will undertake to develop in 1997. These products generally would be utilized in conjunction with the Company's
 current  DSP  products  to  further   facilitate  high  precision  signal
 processing. At current resource levels the Company does not expect to be able to complete all of the new product opportunities which it has
 identified.   The  level  of product  development  expenditures  will  be dependent on the Company's success in meeting its financial objectives.

     The  Company  is  increasingly   developing  more  specialized  memory
 products, as well as  implementing certain  memory  functions  that  work
 with,  and  compliment,  certain   of  the  Company's  DSP  computational
 functions.

 Wafer Fabrication Technology

     The Company relies on third party silicon foundries to produce processed wafers from mask patterns designed by the Company. Through its
 wafer   suppliers,  the  Company  has  access  to  advanced  high-speed, high-density CMOS process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication facility. Products developed in 1997 will utilize process technology with effective channel lengths under 0.5 micron. Coupled with the Company's design methodology and experience in high-speed circuit design, this technology has allowed the Company to create products that offer high computational speeds, high reliability, high levels of circuit integration (complexity) and low power consumption.

     The Company currently is dependent on two silicon foundry sources. Wafers are processed to pre-agreed specifications to produce integrated circuits designed by the Company. There can be no assurance that such relationships will continue to be on terms satisfactory to the Company. Except for its relationship with Zentrum Mikroelektronik Dresden GmbH
 (ZMD), the Company's foundry sources do not guarantee minimum supplies. During 1995 the Company's revenues were limited by its inability to obtain adequate quantities of processed wafers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

 Production, Assembly and Test

     The Company's production operations consist of quality inspection, functional and parametric wafer testing, package marking, hot and cold
 testing,  final  inspection,  and  shipment.   During  1996,  the Company
 committed in excess of $2.5 million to purchase new test and package handling equipment to enable it to produce the advance products which it is now developing. As is customary in the industry, the Company's commercial grade plastic package devices are wafer tested and then shipped to high-volume assembly subcontractors in the Far East for assembly. Thereafter, the assembled devices are returned to the Company for final testing and shipment to customers. The Company continues to test raw material through finished product at various stages in the manufacturing process utilizing automated test equipment capable of volume production.

 Marketing, Sales and Customers

     The Company markets its products worldwide to a broad range of customers through its own sales efforts, a network of 34 national and international independent sales representatives, and 20 electronics distributors. The Company concentrates its direct marketing efforts on
 the  high-performance  segments  of   the   telecommunication,  military,
 industrial, and computer markets in applications where high-speed and low power consumption are critical. Among the Company's OEM customers are
 Loral   Systems   Inc.,   Honeywell,  ADC  Telecommunications,  Solectron
 Corporation, Boston Technology, General Dynamics Corporation, Litton Applied Technology, Acuson Corporation, DSC Communications Corporation, Hewlett Packard, Advanced Technology Laboratories, Inc. and Scitex Video Systems.

     The Company coordinates sales from its Sunnyvale, California facility. The Company also maintains regional sales offices in Somersville, New Jersey and Tampa-St. Petersburg, Florida as well as a field applications support offices in Newton, Connecticut to serve the East Coast and San Diego, California to serve the West Coast. The Company also has a sales office in Warminster, England to support the Company's European sales activities. The Company's sales managers direct the activities of the independent sales representative firms and focus on major target accounts. Sales representatives obtain orders on an agency basis and the Company
 ships  directly  to  its  customers.    Sales   representatives   receive
 commissions on sales within their territories. Distributors purchase the Company's products for resale generally to a broad base of small to medium-size customers. North America is serviced by five regional and
 national  distributors.   As  is  customary  in  the  industry,  domestic
 distributors are entitled to certain price rebates and limited stock rotation rights, for which the Company has made a provision in its consolidated financial statements. During 1996 and 1995, sales through both international and domestic distributors accounted for approximately 52% and 55% of net sales, respectively, while direct sales to OEMs accounted for approximately 48% and 45%, respectively, of net sales.

     In 1996, no one customer accounted for more than 10% of net revenues. In 1995, three customers each accounted for 10% or more of net revenues:
 All American Semiconductor, Inc. accounted for 13%, Bell Microelectronics, Inc. accounted for 13%, and Milgray Electronics, Inc. accounted for 10% of net revenues.

     International sales are conducted by sales representatives and distributors located in Japan, Canada, United Kingdom, Germany, France, Italy, Netherlands, Sweden, Finland, Hong Kong, Israel, Korea, Taiwan, and Singapore. During 1996, 1995, and 1994, the Company's export sales were approximately 27%, 20%, and 18%, respectively, of net sales. See Note 11 in "Notes to the Financial Statements" contained in Item 8 below. The Company's international sales are billed in United States dollars and therefore settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may
 create  pricing  pressures  for the Company's  products.    Although  the
 Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, the Company has not experienced any material difficulties because of these restrictions.

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

 Backlog

     As of December 31, 1996, the Company's backlog was approximately $1,565,900 and was approximately $8,356,800 as of December 31, 1995. The Company includes in its backlog all released purchase orders shippable
 within the following 18 months, including orders from distributors.   The
 Company's backlog, although useful for scheduling production, does not represent actual sales and the backlog at any particular time should not
 be  used as a measure of future sales or revenues.   In  accordance  with
 accepted industry practice, orders in the backlog are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment and to changes in delivery schedules and do not reflect price adjustments that may be passed on to distributors and credits for returned products. The Company produces certain catalog products that may be shipped from inventory within a short time after receipt of a purchase
 order.   The  Company's  business  for  its  catalog products,  like  the
 businesses  of  many  companies  in  the  semiconductor   industry,   is
 characterized by short-term orders and shipment schedules rather than by volume purchase contracts.

 Research and Development

     The Company's engineering  staff  is  involved  in  the design of both
 systems  and  integrated  circuits.   During  1996,  the Company  sharply
 increased its product development team and committed to the acquisition of software design automation tolls in order to increase the rate of new product development. In 1996, the Company's development efforts were focused on the development of new digital processing circuits that address video image processing applications as well as enhancement or extension of existing products, especially design of new integrated circuit layouts required for compatibility with new silicon wafer sources. Product design efforts are supplemented by computer- design and simulation equipment. The Company also has an experienced test engineering group which works closely with the designers to develop production test software. Research and development expenditures were 12% of sales in 1996 and historically have been approximately 10% of net sales. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Statements of Income" contained in Items 6, 7 and 8, respectively.

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

     In the area of high-performance DSP circuits, the Company competes with Texas Instruments, Lucent Technology, Raytheon, Analog Devices and Harris among others. In the area of high-performance static random access memories (SRAMs), the Company competes with, among others, Integrated Device Technology, Cypress Semiconductor, UMC, Micron Technology, Hitachi, NEC, Fujitsu, Motorola, Toshiba, and Winbond.

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


 Employees

     As of December 31, 1996, the Company had 58 full-time employees: 5 in administration, 9 in research and development, 3 in quality assurance, 27 in production/test and 14 in marketing and sales. In addition, from time
 to  time, the Company uses  consultants  and  part-time  employees.   The
 Company's  ability  to  attract  and  retain  qualified  personnel  is  an
 important  factor  in  its  continued  success.   None  of  the Company's
 employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

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


 ITEM 2. PROPERTIES

     The Company's executive offices, as well as its manufacturing and principal research and design facilities, are located in approximately 21,600 square feet of space in Sunnyvale, California pursuant to a lease expiring on December 15, 2002. The Company maintains additional sales or field application support offices located in the metropolitan area of Newton, Connecticut, Somersville, New Jersey, Tampa-St. Petersburg,
 Florida,  San Diego, California, and Warminster,  England.   The  Company
 currently leases these sales and field application support offices on a month-to-month basis. The Company believes that its facilities will be adequate to meet its reasonably foreseeable needs and, if necessary, that alternative facilities will be available to it on acceptable terms so as to meet its requirements.


 ITEM 3. LEGAL PROCEEDINGS

 Insurance Litigation

     The Company tendered the defense of a wrongful termination action brought by several former employees (which action was settled in 1994 with formal settlement documents completed in early 1996) to several of its insurance carriers, only one of which provided a partial defense. Accordingly, to recover defense fees incurred in defending the wrongful termination action, on September 21, 1992, the Company filed a Complaint for Breach of Contract, Bad Faith Insurance Practices, and Declaratory Relief against those insurance carriers which did not provide defense. [Logic Devices, Inc. v. St. Paul Fire and Marine Ins. Co., Centennial Insurance Co., Fireman's Fund Ins. Co., case number 724849.] St. Paul Fire and Marine Insurance Co. has agreed to a mediation and arbitration procedure in connection with this action. The Company's Complaint is pending against the remaining insurance carriers.


 ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 1996.

                                  PART II


  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  AND  RELATED  SHAREHOLDER
 MATTERS

     The  Company's  Common  Stock is traded under the symbol "LOGC" on the
 Nasdaq National Market System.   The  following  table  sets forth for the
 period  indicated,   the  high  and low closing prices for the  Company's
 Common Stock as reported by Nasdaq:


               1995                 High           Low

               First Quarter            $ 4 3/4   $ 2 1/16
               Second Quarter           $13 1/2   $ 3 9/16
               Third Quarter            $15       $ 9 3/4
               Fourth Quarter           $10 3/4   $ 7 5/16

               1996

               First Quarter            $ 7 7/8   $ 4 7/8
               Second Quarter           $ 6 1/4   $ 4
               Third Quarter            $ 4 5/8   $ 3 1/4
               Fourth Quarter           $ 3 3/4   $ 2 1/16

 Holders

  As of March 31, 1997, there were  approximately  3,500   holders  of  the
 Common Stock.

 Dividends

  The Company has not paid any dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The Company has entered into bank credit agreements which preclude the payment of dividends without the prior consent of the parties to such agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing". Regardless of any such restrictions in its bank credit agreement, the present policy of the Company is to retain earnings to provide funds for the expansion of its business.

 ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company set forth below for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 has been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

 (Dollars in thousands, except per share amounts)

                                      Year ended December 31,
                            1996      1995      1994      1993      1992

 Net revenues  . . . . .  $12,525   $16,611   $13,492   $12,817   $12,255

 Net income  . . . . . .      122     1,384       708       277        85

 Net income per
 common share  . . . . .     0.02      0.26      0.15      0.06      0.02

 Weighted average
 common shares
 outstanding (thousands)    6,041     5,420     4,841     4,862     4,741

 Working capital . . . .   17,433    17,940     7,217     6,731     6,439

 Equipment and leasehold
 improvements (net) . . .   4,204     2,410     2,163     2,371     2,049

 Total assets.  . . . . .  25,600    23,366    14,925    13,741    13,030

 Long-term debt . . . . .   1,205       391     1,228     1,996     2,277

 Shareholders' equity . .  21,126    20,711     8,810     7,902     7,300

 Research and
 development expenses . .   1,450     1,451     1,338     1,285     1,234

 Number of employees  . .      58        49        44        49        61

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

     The Company derives its revenues primarily from the sale of semiconductor products falling into two main groups: DSP circuits and SRAM circuits. The revenue and gross margin contributed by each of the 45 products making up these groups are subject to: (i) availability of such product from the wafer foundry producing it, (ii) market demand for the product, (iii) average selling price for the product and (iv) costs of production. The Company's net revenues, gross margin, operating income and net income can depend upon the success of one or a small number of its products in any given accounting period. The Company believes that in the future its net revenues and operating results may change from period to period depending upon the success of new product introductions, the timing of large orders, and other cyclical factors affecting the semiconductor industry in general. The Company has derived revenues from technology licensing fees, but does not expect such fees to be a significant portion of revenues in the future.

     The Company believes that relationships with silicon wafer suppliers can provide it with reliable sources of wafers while sparing the Company the substantial investment in capital equipment required to establish a wafer fabrication facility. During 1992 and 1995, the Company was unable to receive adequate supplies of processed wafers conforming to the
 Company's   quality  standards  from  its  then  foundry  suppliers,  and accordingly, the Company's business and relationships with its customers were adversely affected. See "Business -- Background." In 1996, the Company had an abundant supply of wafer material from its suppliers as world wide Fab capacity became more readily available. The Company took advantage of this capacity by purchasing some last run material on several of its products utilizing older process technologies as the Company re-tooled these products to newer process technologies to enhance performance and reduce product costs. The Company works closely with the foundries in order to take advantage of their processing capabilities and continues to explore and develop additional foundry relationships in order to minimize its dependence on any single relationship. See "Business -- Wafer Fabrication Technology."

     The Company's in-house production capabilities consist of wafer testing, package marking, hot and cold testing, assembled product testing,
 final inspection, and quality/reliability  screening.   These  production
 activities are included as cost components in the Company's cost of sales. The Company began subcontracting all its assembly operations in 1993 as a means for further cost savings and more efficient operations.

     The Company historically has maintained high levels of inventory in recognition of the economics of having relatively small lot-runs of its products processed by third-party suppliers and in order to protect against disruptions in supplies. The Company believes that it presently maintains a level of inventory appropriate to its business. It is the Company's policy to provide reserves for any product material that is over one year old with no back-log or sales activity, and to book reserves for future obsolescence.

     The Company expects to continue to make substantial commitments to research and development of new products and to improve existing products. The Company introduced 2 new products in 1996. In addition to the 45 catalog products currently offered, the Company began the development of additional products which are expected to be introduced in 1997.

     The   following  table  sets  forth  for  the  periods  indicated  the percentage of net revenues (rounded to the nearest whole percent) represented by certain items of the Company's Consolidated Statements of
 Income:
                                 Year Ended December 31,

                              1996     1995     1994       96/95      95/94

 Net revenues                 100%     100%     100%       (25)%        23%

 Cost of revenues              56%      56%      56%       (25)%        23%

    Gross margin               44%      44%      44%       (25)%        23%

 Operating expenses:

 Research and development      12%       9%      10%          -%         8%

 Selling, general and
    administrative             30%      21%      24%          4%         9%

    Total operating expenses   42%      30%      34%          5%         9%

 Income from operations         2%      14%      10%        (90)%       75%

 Interest expense, net          -%       2%       3%        (84)%      (30)%

    Income before income
             taxes              2%      12%       7%        (90)%      109%

 Income taxes                   1%       4%       2%        (89)%      142%

 Net income                     1%       8%       5%        (91)%       96%


 Results of Operations

 Year Ended December 31, 1996 compared to the Year ended December 31, 1995

     Net revenues for the year ended December 31, 1996 were $12,524,900, a 25% decrease over the $16,611,100 in the year ended December 31, 1995. The decrease was due entirely to sales of the Company's SRAM products which decreased substantially over the former period. The market price for SRAMs fell nearly 80 percent in a matter of months during the first half of 1996. SRAMs which accounted for 45 percent of revenues in 1995, accounted for only 14 percent of revenues in 1996. The short fall was due to both price deterioration and order cancellation from many of our first tier customers. The Company directed its SRAM sales activity towards the
 high  reliability  military  and  industrial  segments  where   superior
 performance and reliability command more favorable pricing. The Company's DSP product line experienced a 20% growth rate from 1995 to 1996. This growth in revenue from the Company's DSP product was not enough to overcome the weakness in the SRAM market.

     Cost of revenues decreased from $9,259,200 in the year ended December 31, 1995 to $7,008,900 in the year ended December 31, 1996. Gross profit decreased from $7,351,900 in 1995 to $5,516,000 due to the decrease in net revenues. Gross profit margin as a percentage of sales remained constant at 44% for 1995 and in 1996. The decrease in gross profit dollars was due to the decrease in revenues for 1996. The Company experienced a higher gross profit margin on revenue from product sales in 1996 (as explained above), however, this was offset by higher inventory write downs for the 1996 period.

     Research and development expenses were $1,450,100 in the year ended December 31, 1996 versus $1,450,600 in the year ended December 31, 1995. Research and development expenses as a percentage of net revenues
 increased  from  9% in 1995 to 12% in 1996.    Research  and  development
 expenses were essentially the same for the 1996 and 1995 periods as a result of fewer new product development tooling charges for the period offset by substantial investments in R&D personnel and design software which will increase the new product development during 1997. Although the new personnel and software were employed in 1996, the full year effect of their costs along with new product tooling costs will increase R&D expenditures substantially during 1997.

     Selling, general and administrative expenses increased 7% from $3,572,200 in the year ended December 31, 1995 to $3,827,000 in the year ended December 31, 1996. The increase was largely due to higher Sales and Marketing expenses associated with increased sales personnel and the opening of new sales offices in late 1995 and in 1996 and a decrease in the overall revenues of the Company. The Company incurred additional marketing expenses in an effort to identify new potential markets and products for future development. The Company incurred some nonrecurring costs associated with the move of its corporate headquarters in the fourth quarter of 1996. As a percentage of net revenues, selling, general and administrative expenses increased from 21% in 1995 to 30% in 1996.

     In the year ended December 31, 1996, operating income decreased 90% to $238,900 from $2,329,100 in the year ended December 31, 1995, due to the above-mentioned factors. As a percentage of net revenues, operating income decreased from 14% in the 1995 period to 2% in the 1996 period.

     Interest expense decreased from $339,700 in 1995 to $94,500 in 1996 as
 the  Company's borrowing decreased from 1995 to 1996.   This was offset by
 interest income of $102,300 in 1995 and $72,200 in 1996.

     As a result of the foregoing, net income decreased from $1,383,800 in the year ended December 31, 1995 to $122,300 in the year ended December 31, 1996.

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

     Research and development expenses were $1,450,600 in the year ended December 31, 1995 versus $1,337,900 in the year ended December 31, 1994,
 an  increase  of  8%.   This  growth  was due to new product  development
 efforts.   Research  and development expenses  as  a  percentage  of  net revenues decreased from 10% in 1994 to 9% in 1995.

     Selling, general and administrative expenses increased 9% from $3,280,900 in the year ended December 31, 1994 to $3,572,200 in the year
 ended  December  31, 1995.   The increase was due  to  higher  Sales  and
 Marketing expenses  incurred  during  the  period to support the growth in
 revenues.   Sales  commissions  paid  to  the  Company's   salesmen   and
 independent sales representatives plus expenses associated with increased Marketing promotion efforts constituted the majority of the expense
 increase.   As  a  percentage  of  net  revenues,  selling,  general  and administrative expenses decreased from 24% in 1994 to 21% in 1995.

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

 Liquidity and Capital Resources

     For the three years ended December 31, 1996 the Company's after-tax cash earnings (net income plus non-cash items) significantly exceeded its net income, due to significant non-cash charges for depreciation, amortization, and ESOP compensation expense. Such after-tax cash earnings ($1,595,200 in 1996, $2,020,900 in 1995, and $1,963,500 in 1994) have served as a primary source of financing for the Company's working capital needs and for capital expenditures during these years.

     During 1996, the Company's after-tax cash earnings (net income of $122,300 plus non-cash items of $1,472,900) along with cash provided from accounts receivables of $1,191,500, was more than offset by increases in inventories of $5,632,900 (increases in inventories was funded by after-tax cash earnings, cash provided from receivable and cash on hand). These items along with net other cash flows items from operations used a total of $4,060,700 in net cash from operating activities. Capital equipment expenditures and increases to other assets used $1,517,500 in cash. Bank borrowing provided $2,000,000 in cash, exercise of warrants and stock option provided $292,500 in cash and repayment of long-term
 capital lease obligation used $421,900 in  cash.   Net  of  such  amounts
 resulted in a decrease in cash and cash equivalents of $3,707,600 for the 1996 period.

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

     The Company believes that its after-tax cash earnings, combined with cash on hand, reduction in levels of inventories, and financing available under its existing line of credit will be sufficient to support its working capital and capital expenditure requirements for at least the next twelve months.

 Working Capital

     The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained these levels of inventories and accounts receivable.

     The Company relies on third party suppliers for raw materials and as a
 result   maintains   substantial  inventory  levels  to  protect  against
 disruption in supplies. The Company has historically maintained inventory turn over of approximately 225 days to 360 days, since 1990. The low point in inventory levels came in 1992 and 1993 when the Company had supply disruptions from one of its major suppliers.

     The Company looks at its inventories in relationship to its sales which have ranged from 140 days to 325 days within the periods between
 1996 and 1990. This inventory to sales ratio is a more stable measure of inventory levels, versus the traditional inventory turnover measure because, at the times when the Company is experiencing supply disruptions, and therefore lower inventory levels, the Company is also experiencing increased costs of goods due to inefficiencies in its operations stemming from sporadic deliveries which skews the numerator and denominator in different directions for inventory turns calculations. The lowest days on hand of inventory to sales has been experienced when the Company has had supply disruptions as in 1992 and 1993.

     The Company provides reserves for any product material that is over one year old with no back-log or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for
 obsolescence.   For the year ended December 31, 1996,  the  Company  took
 physical inventory write-downs of approximately $1,783,900.

     The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to 80% of the quarterly revenues are shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable still not yet due per the Company's net 30 day
 terms.   This,  combined with the fact  that  the  Company's  distributor customers (which make up 52 to 55% of the Company revenues) generally pay 90 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period. This has been consistent over prior periods.

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


 Financing

     On June 1, 1996, the Company renewed its $8,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1997. The line of credit bears interest at the bank's prime rate (8.25% at December 31,
 1996) plus 0.750%. The line of credit requires the Company to maintain a minimum tangible net worth of $17,500,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.50 to 1.00, and profitability on a year to date basis. As of December 31, 1996 the Company was not in compliance with certain covenants under the borrowings, however, the Company obtained a waiver from the Bank. See
 Note 6 of Notes to Consolidated Financial Statements. The line of credit facility is secured by all of the assets of the Company. As of December 31, 1996, $6,000,000 was available under the line of credit facility.

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


     During 1996 the Company extended loans to two non-employee director warrant holders to purchase 120,000 shares of Common Stock at the warrant exercise price of $2.5625. The notes mature July 1998 and accrue interest
 at  reference rate plus 2%.   On February 15,  1995,  the  non-  employee
 directors of the Company were granted warrants to purchase an aggregate of 220,000 shares of Common Stock. The grants were ratified by shareholders of the Company at the Company's 1996 annual meeting of shareholders held June 13, 1996. The warrants have an exercise price of $2.5625 per share, which was the last reported transaction price of the Common Stock on February 15, 1995, and expire on February 15, 2000. Certain other warrants to purchase an aggregate of 34,350 shares of Common Stock were issued by the Company in connection with two of the private placements which occurred in 1995. Under one transaction, the warrant gives the holders the right to purchase from the Company up to 31,850 shares of Common Stock at an exercise price equal to $12.625 per share (the last
 reported  transaction  price  on  August  21,  1996).   The  warrant  was
 exercisable immediately upon its issuance and expires on August 21, 1998. Under the other transaction, the warrants gives the holders the right to purchase from the Company up to 2,500 shares of Common Stock at an exercise price equal to $11.875 per share (the closing bid price on
 September  14,  1996).   These warrants were exercisable immediately upon
 their issuance and expire on September 19, 1998. All of the warrants granted in these transactions are transferable by the holders thereof in accordance with applicable securities laws and the shares underlying these warrants have been registered under the Securities Act of 1933, as amended.

     While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide a sufficient base of liquidity for funding operations and capital needs to support the Company's operations.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

 CONSOLIDATED FINANCIAL STATEMENTS:                                       Page

 Independent Auditors' Report . . . . . .  .  . . . . . . . . . . . . . .   20
 Consolidated Balance Sheets, December 31, 1996  and  1995. . . . . . . .   21
 Consolidated Statements of Income, years ended
  December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . .   22
 Consolidated Statements of Shareholders' Equity,
  years ended December 31, 1996, 1995 and 1994. . . . . . . . . . . . . .   23
 Consolidated Statements of Cash Flows, years ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . .   24
 Notes to Consolidated Financial Statements . . . . . .  .  . . . . . . .   25
 Quarterly Financial Data (unaudited) years ended
  December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .   34

 CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

 Schedule II -  Valuation and Qualifying Accounts . . . . . .  .  . . . .   39
 Exhibit 11 - Computation of Earnings per Common Share. . . . . . . . . .   43

 MC
 Meredith, Cardozo & Lanz LLP
 Certified Public Accountants


 Independent Auditors  Report



 To the Board of Directors and Shareholders
 Logic Devices Incorporated

      We have audited the consolidated financial statements of Logic Devices Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial schedules as listed in the accompanying index. These consolidated financial statements and financial statement
 schedules  are  the  responsibility  of  the  Company s management.   Our
 responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logic Devices Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with
 generally  accepted  accounting  principles.   Also  in  our opinion, the
 related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



 /s/ Meredith, Cardozo & Lanz LLP
 San Jose, California
 March 20, 1997

                          LOGIC DEVICES INCORPORATED
                         Consolidated Balance Sheets
                          December 31, 1996 and 1995

                                   Assets
                                  (Note 6)
                                                        1996            1995
 Current assets:
  Cash and cash equivalents                     $    670,900   $   4,378,500
  Accounts receivable, net of allowance
      for doubtful accounts of
      $403,700 and $119,500,
      respectively (Note 12)                       4,368,300       5,844,000
    Inventories (Note 3)                          13,928,900       8,296,000
    Prepaid expenses and other assets (Note 9)       922,600         980,300
    Income taxes receivable (Note 7)                 789,800             --
    Deferred income taxes (Note 7)                   920,900         704,700
      Total current assets                        21,601,400      20,203,500

 Property and equipment, net (Notes 4 and 8)       4,204,300       2,409,800
 Other assets (Note 2)                               694,300         752,700

                                               $  26,500,000   $  23,366,000

                       Liabilities and Shareholders' Equity
 Current liabilities:
  Bank borrowings (Note 6)                     $   2,000,000   $         --
  Accounts payable                                 1,074,600         991,000
  Accrued expenses                                   531,800         278,800
  Current portion of obligations
    under capital leases (Note 8)                    561,900         175,200
  Income taxes payable (Note 7)                          --          819,000
     Total current liabilities                     4,168,300       2,264,000

  Obligations under capital leases,
    less current portion (Note 8)                    786,600         166,200
 Deferred income taxes (Note 7)                      419,500         225,000

 Shareholders' equity (Notes 5 and 10):
   Preferred Stock, no par value; 1,000,000 shares
     authorized; 5,000 designated as Series A;
     0 shares issued and outstanding                     --              --
   Common Stock, no par value; 10,000,000 shares
     authorized; 6,121,750 and 5,916,705 shares
     issued and outstanding, respectively         17,341,900      16,741,900
   Common Stock subscribed                          (307,500)            --
   Retained earnings                               4,091,200       3,968,900
     Total shareholders' equity                   21,125,600      20,710,800

 Commitments and contingencies (Notes 5, 6, 8 and 9)

                                               $  26,500,000   $  23,366,000

                        LOGIC DEVICES INCORPORATED
                    Consolidated Statements of Income
               Years ended December 31, 1996, 1995 and 1994

                                      1996            1995            1994

 Net revenues (Note 11)        $ 12,524,900    $ 16,611,100    $ 13,492,300
 Cost of revenues
   (Notes 9 and 11)               7,008,900       9,259,200       7,543,600
       Gross margin               5,516,000       7,351,900       5,948,700

 Operating expenses:
   Research and development       1,450,100       1,450,600       1,337,900
   Selling, general and
      administrative              3,827,000       3,572,200       3,280,900
     Total operating expenses     5,277,100       5,022,800       4,618,800

       Income from operations       238,900       2,329,100       1,329,900

 Other (income) expense:
   Interest expense                  94,500         339,700         338,600
   Interest income                  (72,200)       (102,300)           (800)
   Other                             14,300          (7,900)        (11,500)
                                     36,600         229,500         326,300

       Income before income taxes   202,300       2,099,600       1,003,600

 Income taxes (Note 7)               80,000         715,800         295,800

       Net income              $    122,300   $   1,383,800     $   707,800

 Earnings per share:

  Net income per common share  $       0.02   $        0.26     $      0.15

  Weighted average common
  shares outstanding              6,041,483       5,419,672       4,841,373

                         LOGIC DEVICES INCORPORATED
              Consolidated Statements of Shareholders' Equity
               Years ended December 31, 1996, 1995 and 1994

                                                           Guarantee
                                                               of
                                                           leveraged
          Preferred Stock       Common Stock      Retained    ESOP
          Shares   Amount    Shares      Amount   Earnings Borrowing    Total

Balances as
 of December
 31, 1993    154 $154,000 4,737,584 $ 5,954,500 $1,877,300 $(83,800) $7,902,000

Proceeds from
 exercise of
 Common stock
 options     --       --     25,000     116,700        --       --      116,700

ESOP compensation
 expense     --       --        --          --         --    83,800      83,800

Net income   --       --        --          --     707,800      --      707,800

Balances as
 of December
 31, 1994   154   154,000  4,762,584  6,071,200  2,585,100      --    8,810,300

Proceeds from
 exercise of
 common stock
 options     --       --      66,000    283,500        --       --      283,500

Private stock
 offerings, net
 of issuance costs
 of $416,300 --       --     912,500  9,665,200        --       --    9,665,200

Conversion of Series A
 preferred stock
 into common
 stock     (154) (154,000)    25,666    154,000        --       --          --

Purchase of assets
 for stock
(Note 2)     --       --      75,000    309,400        --       --      309,400

Conversion of stock
 warrants
 (Note 5)    --       --      74,955    258,600        --       --      258,600

Net income   --       --         --         --   1,383,800      --    1,383,800

Balances as
 of December 31,
 1995        --       --   5,916,705 16,741,900  3,968,900      --   20,710,800

Proceeds from
 exercise of
 common stock
 options     --       --      10,000     33,600       --        --       33,600

Conversion of
 stock warrants
 (Note 5)    --       --     195,045    566,400       --    (307,500)   258,900

Net income   --       --         --         --     122,300      --      122,300

Balances as
 of December
 31, 1996    --  $    --   6,121,750$17,341,900 $4,091,200 $(307,500)$21,125,600

                       LOGIC DEVICES INCORPORATED
                  Consolidated Statements of Cash Flows
               Years ended December 31, 1996, 1995 and 1994
                                (Note 13)

                                             1996         1995         1994
 Cash flows from operating activities:
   Net income                          $   122,300  $ 1,383,800  $   707,800
   Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities:
     Depreciation and amortization       1,210,400    1,120,100    1,246,100
     Allowance for doubtful accounts       284,200       70,000      (12,500)
     ESOP expense                              --           --        83,800
     Deferred income taxes                 (21,700)    (553,000)     (61,700)
     Changes in assets and liabilities:
       Accounts receivable               1,191,500   (1,856,400)    (402,500)
       Inventories                      (5,632,900)  (1,214,400)  (1,509,400)
       Prepaid expenses and other assets    57,700     (574,500)     166,900
       Income taxes receivable            (789,800)         --           --
       Accounts payable                     83,600     (279,200)     226,600
       Accrued expenses                    253,000      (13,700)      48,600
       Income taxes payable               (819,000)     667,600      151,400
         Net cash (used in) provided by
            operating activities        (4,060,700)  (1,249,700)     645,100

 Cash flows from investing activities:
   Capital expenditures                 (1,344,400)    (884,800)    (711,900)
   Other assets                           (173,100)     (26,900)    (188,500)
         Net cash used in investing
            activities                  (1,517,500)    (911,700)    (900,400)

 Cash flows from financing activities:
   Proceeds from bank borrowings         2,000,000    3,011,400    3,412,400
   Repayments of bank borrowings               --    (5,857,800)  (2,466,300)
   Proceeds from long-term debt obligations    --       800,000          --
   Repayments of long-term debt obligations(421,900)   (979,400)    (579,600)
   Repayments of obligations to shareholders   --      (863,900)    (200,000)
   Sale of common stock                     292,500  10,207,300      116,700
     Net cash provided by financing
            activities                    1,870,600   6,317,600      283,200

 Net (decrease) increase in cash
   and cash equivalents                  (3,707,600)  4,156,200       27,900

 Cash and cash equivalents at beginning
   of year                                4,378,500     222,300      194,400
 Cash and cash equivalents at end
   of year                              $   670,900  $4,378,500  $   222,300

                      LOGIC DEVICES INCORPORATED
              Notes to Consolidated Financial Statements

 1.   Summary of Significant Accounting Policies

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

     Equipment and Leasehold Improvements
     Equipment and leasehold improvements are stated at cost.  Depreciation on equipment is calculated on the straight-line  method over the estimated
     useful  lives of the assets, generally three to seven  years.   Leasehold
     improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Certain tooling costs are capitalized by the Company and amortized on a straight-line basis over the shorter of the related product life cycle or five years.

     Cost in Excess of Fair Value of Net Assets Acquired
     Costs in excess of the fair value of net assets acquired is amortized on a straight line basis, generally over 7 years.

     Capitalized Software Costs
     Internal test computer software development costs incurred subsequent to the determination of its technical feasibility are capitalized and amortized on a straight-line basis over the shorter of the related expected product life cycle or five years. As of December 31, 1996 and 1995, such costs aggregated $1,903,700 and $1,812,500, respectively, and are included in other assets in the consolidated financial statements net of accumulated amortization of $1,708,700 and $1,519,200, respectively.

     Revenue Recognition
     Revenue is generally  recognized  upon  shipment of product.  Sales to
     distributors  are  made  pursuant  to  agreements   which   provide   the
     distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time.
 (continued)

     Income Taxes
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Deferred income taxes as of December 31, 1996 and 1995, primarily result from certain expenses that are not currently deductible for tax purposes.

     Net Income Per Common Share
     Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding for
     each  year.   Common  equivalent  shares consist of convertible preferred stock (in 1995 and 1994) and the dilutive effect, if any, of stock options and warrants.

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

     Long-Lived Assets
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
     Disposed   Of,   which  requires  that  long-lived  assets  and  certain
     identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The new standard is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 did not have a material effect upon the Company s financial condition or consolidated results of operations in 1996.

     Stock-Based Incentive Program
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting
     prescribed  by  Accounting  Principles   Board   (APB)  Opinion  No.  25,
     Accounting  for  Stock  Issued  to  Employees.   The Company  elected  to
     continue with the accounting prescribed by APB Opinion No. 25 and as such is required to disclose pro forma net income and earnings per share as if the fair value based method of accounting had been applied (Note 10).

     Reclassification
     Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.
 (continued)

 2.   Acquisition

     On April 14, 1995, the Company acquired and accounted for as a purchase, certain intellectual and intangible assets of STAR Semiconductor Corporation. Total consideration for the acquisition was 75,000 shares of the Company s common stock valued at $309,400, for which the entire amount was assigned to costs in excess of fair value of the net assets acquired and other intangible assets. As of December 31, 1996 and 1995, such costs are included in other assets on the consolidated balance sheets net of accumulated amortization of $ 267,400 and $ 309,400 , respectively. Pro forma results of operations assuming that this acquisition had taken place at the beginning of the respective periods have not been presented because the effects of the acquisition were not significant.

 3.   Inventories

     A summary of inventories follows:
                                                1996            1995
     Raw materials                      $   3,165,400    $    938,000
     Work-in-process                        6,744,900       3,912,600
     Finished goods                         4,018,600       3,445,400
                                        $  13,928,900    $  8,296,000

     Based on 1996 s sales of $12,524,900 at December 31, 1996, the Company has in excess of one year s supply of inventory.

 4.   Property and Equipment

     A summary of property and equipment follows:
                                                1996           1995
     Equipment                           $  7,752,200   $  5,729,000
     Tooling costs                          4,870,600      4,182,700
     Leasehold improvements                   225,200        162,800
                                           12,848,000     10,074,500
     Less accumulated depreciation
         and amortization                   8,643,700      7,664,700
                                         $  4,204,300   $  2,409,800

     Equipment under capital lease obligations aggregated $1,763,000 and $1,043,400 in 1996 and 1995, with related accumulated amortization of $622,000 and $741,100, respectively.

 5.   Related Party Transactions

     Warrants
     Between the years 1991 and 1993, the Company granted warrants to purchase 150,000 shares of the Company s common stock to two groups of family trusts (the Trusts) established for members of the families of two of the Company s board of directors, for extension of the then outstanding
     shareholder  obligation.   These  warrants  were exercisable at $3.45 per
     share and expire in March, 1996 (Note 10). In 1995, warrants for 74,955 shares of common stock were converted for aggregate cash proceeds of $258,600. In 1996, warrants for 75,045 shares of common stock were converted for aggregate cash proceeds of $258,900.

 (continued)

     In 1995, the Company granted 200,000 warrants to two non-employee directors related to the Trusts referred to above and 20,000 warrants to one non-employee director to purchase the Company s common stock. These warrants are exercisable at $2.5625 per share and expire February 15, 2000 (Note 10). In 1996, 120,000 of the non-employee director warrants related to the trust referred to above were exercised via the issuance of two promissory notes maturing July 1998, and bearing interest at a reference rate plus 2%. These notes are included in common stock subscribed in the accompanying consolidated financial statements.

 6.   Debt Financing

     Bank Borrowings
     The Company has a $8,000,000 revolving line of credit with a bank which expires on May 31, 1997, bears interest at the bank s prime rate (8.250% at December 31, 1996), and is secured by the assets of the Company. The line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of December 31, 1996, the Company was not in compliance with certain covenants under the bank borrowings, however, the Company has obtained a waiver from the bank. At December 31, 1996, the Company had $6,000,000 available under the revolving line of credit.

     In 1995, the Company used $3,697,000 from the proceeds of the private stock offerings to retire the then outstanding obligations under the revolving line of credit and term debt.

 7.   Income Taxes

     Income tax expense for the years ended December 31, 1996, 1995 and 1994 comprise:

                                   Current        Deferred          Total
         1996:
            Federal           $     86,200    $    (18,400)   $    67,800
            State                   15,500          (3,300)        12,200
                              $    101,700    $    (21,700)   $    80,000

         1995:
            Federal           $  1,075,100    $   (468,800)   $   606,300
            State                  193,700         (84,200)       109,500
                              $  1,268,800    $   (553,000)   $   715,800

         1994:
            Federal           $    302,900    $    (52,300)   $   250,600
            State                   54,600          (9,400)        45,200
                              $    357,500    $    (61,700)   $   295,800

 (continued)

     Deferred   income  taxes  result  from  timing  differences   in   the
     recognition of certain expenses and income items for tax and financial reporting purposes as follows:

                                            1996          1995          1994
       Distributor sales               $  (40,100)  $    (5,700)  $    14,700
       Capitalized inventory costs        (81,700)     (223,100)      (19,700)
       Reserve not currently deductible  (120,800)      (71,900)      120,500
       Depreciation                       264,400      (191,200)      (83,200)
       Capitalized software costs         (43,500)      (61,100)      (94,000)
                                       $  (21,700)  $  (553,000)  $   (61,700)

     The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34% in 1996, 1995 and 1994 to income before income taxes:

                                            1996          1995          1994
       Federal income tax at
          statutory rate               $   68,800   $   717,300   $   341,200
          Utilization of tax credits      (13,200)     (121,400)     (107,000)
          State income taxes, net
          of federal tax benefit           12,400       129,500        61,600
          Other, net                       12,000        (9,600)          --
                                       $   80,000   $   715,800   $   295,800

     Deferred tax assets comprises the following:

                                                          1996         1995
          Distributor sales                           $   80,400   $   40,300
          Capitalized inventory costs                    494,400      412,700
          Reserve not currently deductible               428,700      307,900
          Depreciation                                  (487,500)    (223,100)
          Capitalized software costs                     (14,600)     (58,100)
            Net deferred tax asset                    $  501,400   $  479,700
 (continued)

 8.   Commitments

     The  Company  leases  its   facilities  and  certain  equipment  under
     operating leases.  The facility lease  requires the Company to pay certain
     maintenance  and  operating  expenses  such   as  taxes,  insurance,  and
     utilities. Rent expense related to these operating leases was $1,174,400, $939,100, and $918,600, during 1996, 1995 and 1994, respectively.

     A summary of the future minimum lease payments under capitalized leases together with the present value of such minimum lease payments and future minimum payments required under noncancelable operating leases with terms in excess of one year follows:
                                                               Noncancelable
     Years ending                               Capitalized        operating
     December 31,                                    leases           leases
      1997                                     $    696,800    $   1,125,200
      1998                                          566,900        1,109,000
      1999                                          306,600          848,700
      2000                                              --           443,900
      2001                                              --           323,700
      Thereafter                                        --           323,600
      Future minimum lease payments               1,570,300    $   4,174,100
      Less amount representing interest
      (9.5% to 15.8%)                               221,600
      Present value of future minimum
      lease payments                              1,348,700
      Less current portion                          561,900
                                               $    786,800

 9.   Product Development and Foundry Agreements

     In order to secure a long-term volume source of wafer production, in December 1995, the Company entered into a foundry capacity agreement (the Agreement) with Zenitrum Mikroelektronik Dresden (ZMD), a German limited liability company. Under the terms of the Agreement, the Company entered into a non- cancelable purchase commitment for one year s production capacity of certain of its products with ZMD, at predetermined prices. The Agreement required a $792,000 pre-payment for the year s purchases, which is included in prepaid expenses and other assets, and is renewable annually upon satisfaction of various provisions. The Company extended its foundry capacity agreement with ZMD through March, 1998.

 10.  Capital Stock

     Preferred Stock
     In June 1995, each share of the Series A Preferred Stock held by the Trusts (Note 5), was converted into 166.67 shares of common stock. As of December 31, 1996 and 1995, there were no shares of Series A Preferred Stock outstanding.
 (continued)

     Common Stock
     During 1995, the Company issued a total of 912,500 shares of the Company s common stock in private placement transactions exempt from registration under the Securities Act, which generated net proceeds of approximately $9,665,200. These proceeds were used to repay the then outstanding bank debt of $3,697,000.

     Also during 1995, the Company purchased certain assets of Star Semiconductor Corporation for 75,000 shares of the Company s common stock (Note 2).

     Stock Purchase Warrants
     As of December 31, 1996, the following common stock warrants were issued and outstanding:

          Issued with          Shares Subject    Exercise      Expiration
          Respect to:            To Warrant        Price          Date

          Private Placement         31,850     $  12.6250     August  21, 1998
          Private Placement          2,500     $  11.8750     September 19, 1998
          Non-employee
           Board of   Directors
           Compensation            100,000     $   2.5625     February 15, 2000

     Stock Option Plan
     FASB  Statement  123,   Accounting  for  Stock-Based  Compensation   ,
     requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company s stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of stock options at the grant date by using the Black- Scholes option pricing-model with the following weighted average assumptions used
     for grants in 1994, 1995,  1996,  respectively:   dividend  yield  of  0;
     expected volatility of 42, 112, 129 percent; risk-free interest rates of 6.1, 6.4, 6.6 percent for the 1994 Plan options; and expected lives of 4 years for the all plan options.

     Under the accounting provisions of FASB Statement 123, the Company s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            1994         1995         1996
     Net income:
       As reported                    $   707,800  $ 1,383,800  $   122,300
       Pro forma                      $   705,500  $ 1,320,300  $    39,200

     Primary earnings per share:
       As reported                    $      0.15  $      0.26  $      0.02
       Pro forma                      $      0.15  $      0.24  $      0.01

 (continued)

     A summary of the status of the Company s stock option plan as of December 31, 1994, 1995, and 1996, and changes during the years ended on those dates is presented below:

                                 Options Outstanding
                December 31, 1994     December 31, 1995     December 31, 1996
                Weighted-Average      Weighted-Average      Weighted-Average
               Shares Exercise Price Shares Exercise Price Shares Exercise Price
 Outstanding
  at
  beginning
  of year      78,000    $ 2.740     78,000  $ 2.778       97,000      $ 7.540

 Granted       25,000    $ 2.750     85,000  $ 8.000       10,000      $ 6.000
 Exercised    (25,000)   $ 1.625    (66,000) $ 7.000      (10,000)     $ 1.625
 Forfeited        --         --         --       --        (3,500)     $ 8.000

 Outstanding at
  end of year  78,000    $ 2.778     97,000  $ 7.540       93,500      $ 7.830

 Options exercisable
  at year-end  78,000                12,000                43,000

 Weighted-average fair
  value of options granted
  during the year        $ 2.750             $ 8.000                   $ 6.000


      The following table summarizes information about stock options outstanding at December 31, 1996:

                       Options Outstanding                Options Exercisable
              Number  Weighted-Average                    Number
 Range of   Outstanding  Remaining   Weighted-Average  Exercisable Weighted-Aver
 Exercise       at      Contractual      Exercise           at        Exercise
 Price       12/31/96       Life          Price          12/31/96      Price

 $4.25         2,000     3.75 Years        $4.25           2,000        $4.25
 $8.00        91,500     9    Years        $8.00          41,000        $8.00
              93,500                       $7.92          43,000        $7.83

 11.  Major Customers, Suppliers and Export Sales

     Major Customers
     In 1996, two customers each accounted for approximately 10% of net revenues. In 1995, two customers each accounted for approximately 13% of net revenues, and one customer accounted for approximately 10% of net revenues. In 1994, one customer accounted for approximately 17% of net revenues.
 (continued)

 11.       Major Customers, Suppliers and Export Sales - continued

     Major Suppliers
     In  1996,  two  suppliers were in excess of 10% of the Company s total
     purchases  and  aggregated  approximately  $  4,094,600.   There  was  no
     outstanding accounts payable to these suppliers at December 31, 1996.

     Export Sales
     The Company had the following export sales:

                                    1996           1995           1994
     Western Europe          $  2,341,300   $  1,831,400   $  1,517,000
     Far East                     904,000      1,500,600        939,300
     Other                         99,600        108,800         22,200
                             $  3,344,900   $  3,440,800   $  2,478,500

 12.  Concentration of Credit Risk

     Financial  instruments  which  potentially  subject   the  Company  to
     concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

     A significant portion of the Company s accounts receivable are derived from one major class of customer (distributors) with the remainder spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to provision being made at the date of the sale for returns and allowances, diversity of its products, end-customers, geographic sales areas and insurance on foreign distributor sales. The Company performs credit evaluations of its customers financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

 13.  Statements of Cash Flows

     The Company paid $94,500, $339,700 and $338,600 for interest and $1,794,300, $454,600 and $98,700 in income taxes in 1996, 1995 and 1994, respectively.

     Noncash investing activities for 1996 and 1995 consisted of the acquisition of $1,429,000 and $240,200, respectively, of equipment under capital leases.

     In addition, as discussed in Note 2, noncash investing activities in 1995 included the issuance of 75,000 shares of the Company s common stock for certain assets of STAR Semiconductor Corporation.

 Quarterly Financial Data (Unaudited)

 The following is a summary of unaudited results of operations (dollars in thousands except per share data) for the years ended December 31, 1996 and 1995.


1996                         First      Second     Third      Fourth
                             Quarter    Quarter    Quarter    Quarter    Total

 Net revenues                $ 3,609    $ 3,496    $ 3,390    $ 2,030  $ 12,525

 Gross margin                  1,634      1,696      1,542        643     5,516

 Income from operations          329        186        156       (432)      239

 Income before income taxes      369        214        161       (542)      202

 Net income                      221        134         95       (328)      122

 Earnings per share             0.04       0.02       0.02      (0.06)     0.02

 Weighted average shares       6,219      6,222      6,222      6,041     6,041


 1995                        First      Second     Third      Fourth
                             Quarter    Quarter    Quarter    Quarter    Total

 Net revenues                $ 3,550    $ 4,408    $ 4,517    $ 4,136  $ 16,611

 Gross margin                  1,666      1,827      1,833      2,026     7,352

 Income from operations          499        696        689        445     2,329

 Income before income taxes      400        602        648        450     2,100

 Net income                      272        407        441        264     1,384

 Earnings per share             0.06       0.08       0.08       0.05      0.26

 Weighted average shares       4,913      5,294      5,667      5,420     5,420






 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

                                  PART   III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


 Directors and Executive Officers

 The following is a list of the directors and executive officers of the Company as of December 31, 1996, all of whom are elected annually:

                                     Positions Held
     Name                  Age       With the Company

     William J. Volz       49        President
                                     Director

     Todd J. Ashford       40        Chief Financial Officer
                                     Secretary

     William Jackson       49        Vice President/Manufacturing

     Howard L. Farkas      72        Chairman of the Board

     Burton W. Kanter      66        Director

     Albert Morrison, Jr.  58        Director

     Bruce B. Lusignan     46        Director

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

     Dr. Lusignan was elected to the Board of Directors in 1996. Dr. Lusignan is Director of the Communications Satellite Planning Center, a research laboratory of Stanford University's Electrical Engineering Department. Dr. Lusignan is Vice President of Engineering for Primary Communication, Inc., a small telecommunications consulting firm and does consulting work for Becker, Gurman, Lucas, Meyers and O'Brien (regulatory law), Mendes and Mount (satellite insurance), the Intergovernmental Bureau of Informatics, Cairo University, King Saud University, E.F. Johnson Corporation, and the U.S. Congress Office of Technology Assessment.

 Committees of the Board of Directors

     The Board has an Audit Committee and a Compensation Committee. Currently, the members of the Audit Committee are Howard L. Farkas, Burton
 W. Kanter and Albert Morrison, Jr., and the members of the Compensation Committee are Howard L. Farkas, William J. Volz and Burton W. Kanter.

     The functions of the Audit Committee include reviewing the independence of the Company's independent auditors, recommending to the Board the engagement and discharge of independent auditors, reviewing with the independent auditors the plan and results of auditing engagements, reviewing the scope and adequacy of internal accounting controls and directing and supervising special investigations. The Audit Committee held one meeting during 1996.

     The functions of the Compensation Committee include reviewing and making recommendations to the Board with respect to the compensation of officers and other employees of the Company and establishing employee benefit programs. The Compensation Committee held one meeting during 1996.

     The Board held five meetings during 1996. All members of the Board attended each meeting during the year.

 Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Form 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company is not aware of any directors, officer or beneficial owner of more than 10% of the shares of the Company's Common Stock who failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year except that an SEP of Burton W. Kanter sold 2,500 shares of the Company's Common Stock on May 25, 1995 which sale was not reported on Form 4 until August of 1995.


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

     (3) The Index to Exhibits appears at page 41 of this report.

 (b) Reports on Form 8-K: During the last quarter of fiscal 1996, the Company filed no Current Report on Form 8-K.

 Schedule II - Valuation and Qualifying Accounts

                     Balance     Charged to  Charged                 Balance at
                   at Beginning  costs and   to Other                   end
  Description       of Period     expenses   Accounts   Deductions   of Period

 1996
 Allowances for:
 Doubtful Accounts  $  119,500   $ 400,000        --    $  115,800   $ 403,700

 Inventory Reserve  $  575,000  $1,783,900        --    $1,783,900   $ 575,000

 Sales Returns      $  100,500   $ 100,000        --           --    $ 200,500

 1995
 Allowances for:
 Doubtful Accounts  $   49,500   $ 120,000        --    $   50,000   $ 119,500

 Inventory Reserve  $  478,500   $ 749,800        --    $  653,300   $ 575,000

 Sales Returns      $  100,500   $ 507,600        --    $  507,600   $ 100,500

 1994
 Allowances for:
 Doubtful Accounts  $   62,000   $  90,000        --    $  102,500   $  49,500

 Inventory Reserve  $  756,600   $ 872,500        --    $1,150,000   $ 478,500

 Sales Returns      $  143,500   $ 274,200        --    $  317,200   $ 100,500

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     LOGIC DEVICES INCORPORATED


 Date:  April 8, 1997                    By:   /s/ William J. Volz
                                             William J. Volz, President and
                                             Principal Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                Title                         Date

 /s/ William J. Volz          President                     April 8, 1997
     William J. Volz          (Principal Executive Officer)

 /s/ Todd J. Ashford          Chief Financial Officer       April 8, 1997
     Todd J. Ashford          (Principal Financial
                              and Accounting Officer)

 /s/ Howard L. Farkas         Chairman of the Board         April 8, 1997
     Howard L. Farkas         of Directors

 /s/ Burton W. Kanter         Director                      April 8, 1997
     Burton W. Kanter

 /s/ Albert Morrison, Jr.     Director                      April 8, 1997
     Albert Morrison, Jr.

 /s/ Bruce B. Lusignan        Director                      April 8, 1997
     Bruce B. Lusignan

 INDEX TO EXHIBITS

 Exhibit No.   Description

 3.1  Articles of Incorporation, as amended [3.1] (1).
 3.2  Bylaws, as amended. [3.2] (1).
 4.1 Form of Warrant to purchase an aggregate of 2,500 shares of common stock. [4.1] (15)
 4.2 Form of Warrant to purchase an aggregate of 31,850 shares of common stock. [10.2] (13)
10.1 Master Agreement dated August 11, 1988 between Registrant, Howard L. Farkas, Burton W. Kanter, William Volz, Albert Morrison, Jr., as trustee of the T.C. Family Trust, Burton W. Kanter, as trustee of the Logical Trust, L.A. Hellerstein, as trustee, the Farkas Trusts, and Solomon A. Weisgal as trustee of the Bea Ritch Trusts, with exhibits. [10.1] (1).
10.2  Logic Devices Incorporated Stock Purchase Plan. [10.2] (1).
10.3  Incentive Stock Agreement dated September 1, 1986 between Registrant and certain employees and former employees of Registrant, including William Volz, James McAllister, Todd Ashford and Jesse Huffman. [10.3]
      (1).
10.4 Agreement of Lease dated May 4, 1989 between Registrant and the Koger Company covering Registrant's facility in St. Petersburg, Florida. [10.7]
      (5)
10.5  Sales Incentive Plan. [10.11] (1).
10.6  Logic  Devices  Incorporated incentive and non-qualified stock option
      plan.   [10.26] (6).
10.7 Stock option agreement between Todd J. Ashford and the Registrant, dated May 15, 1990. [10.27] (7)
10.8 Stock option agreement between Tony Bell and the Registrant, dated April 16, 1990. [10.28] (7)
10.9  SRAM Development Memorandum of Understanding between  the  Registrant and OKI Electric Industry Co., Ltd. dated March 3, 1992. [10.32] (9) (17)
10.10 Form of Warrant to purchase an aggregate of 220,000 shares  of
      Common Stock. [10.23] (12)
10.11 Form of Registration Agreement regarding the Warrants referenced in Exhibit 10.14. [10.24] (12)
10.12 Foundry  Capacity  Agreement  between  Zentrum  Mikroelektronik
      Dresden (ZMD) and Logic Devices Incorporated,
      dated December 14, 1995. [10.27](12)(17)
10.13 Real Estate lease regarding Registrant's Sunnyvale facilities.
      [10.1](16)
10.14 Assignment of Warrant to purchase an aggregate of 100,000 shares of Common Stock. [10.1](14)
10.15 Secured  Promissory  Note  between Howard Farkas and Registrant.
      [10.4](14)
10.16 Secured  Promissory  Note between  Albert  Morrison,  Jr.  and
      Registrant. [10.5](14)
11.1  Computation of Earnings per Common Share
23.1  Consent letter of Meredith Cardozo & Lanz LLP
26.1  Financial Data Schedule
 ___________________
  [    ]      Exhibits  so  marked have  been  previously  filed  with  the
 Securities and Exchange Commission as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.
 (l) Registration Statement on Form S-18 ("Registration Statement"), as filed with the Securities and Exchange Commission ("SEC") on August 23, 1988.
 (2) Amendment No. 1 to Registration Statement as filed with the SEC on September 27, 1988.
 (3) Amendment No. 2 to Registration Statement, as filed with the SEC on October 7, 1988.
 (4) Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as filed with the SEC on April 14, 1989.
 (5) Annual report on Form 10-K for the fiscal year ended December 31, 1989, as filed with the SEC on April 14, 1990.
 (6)  Proxy Statement relating to the Annual Meeting of Shareholders  held on June 12, 1990, as filed with the SEC on May 24, 1990.
 (7)  Annual  Report  on  Form 10-K for the fiscal year ended December 31,
      1990, as filed with the SEC on April 14, 1991.
 (8) Annual Report on Form 10-K for the fiscal year ended December 31, 1991, as filed with the SEC on April 14, 1992.
 (9) Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on April 15, 1993.
(10)  Annual  Report  on Form 10-K for the fiscal year ended December 31,
      1993, as filed with the SEC on March 31, 1994.
(11)  Annual  Report  on  Form 10-K for the fiscal year ended December 31,
      1994,     as     filed     with    the    SEC     on     March     31,
      1995.

(12)  Annual  Report  on  Form 10-K for the fiscal year ended December 31,
      1995,     as     filed     with    the    SEC     on     April     12,
      1996.
(13) Registration Statement on Form S-3 as filed with the SEC on August 31, 1995 [Registration No. 33-62299]
(14) Registration Statement on Form S-3 as filed with the SEC on November 21, 1996 [Registration No. 333-16591]
(15)  Quarterly Report on Form 10-Q for the quarter  ended  September  30,
      1995,      as      filed      with     the     SEC     on     November
      14, 1995.
(16)  Quarterly Report on Form 10-Q  for  the  quarter  ended September 30,
      1996,      as      filed     with     the     SEC     on     November
      14, 1996.
(17) Confidential treatment requested with respect to certain portions of such agreements.

                                EXHIBIT 11


                 Computation of Earnings per Common Share

                                           1996          1995            1994

 Weighted average shares outstanding
     common stock                      6,041,483      5,233,575      4,758,146
 Common stock equivalent convertible
     preferred stock                        --             --           25,666
 Dilutive effect of common stock options    --           13,743         28,035
 Dilutive effect of common stock warrants   --          172,354         29,526
 Weighted average common and
     common share equivalents          6,041,483      5,419,672      4,841,373

  Net  income                       $    122,300     $1,383,800     $  707,800


 Net income per common share equivalent  $  0.02        $  0.26        $  0.15

 EXHIBIT 23.1
 MC
 Meredith, Cardozo & Lanz LLP
 Certified Public Accountants

 Independent Auditors  Consent

 The Board of Directors
 Logic Devices Incorporated

 We consent to the use of our report included herein, dated March 20, 1996, relating to the consolidated balance sheets of Logic Devices Incorporated
 (the   Company  )  as  of  December 31, 1996 and 1995,  and  the  related consolidated statements of income, shareholders equity and cash flows and related schedules for each of the years in the three-year period ended December 31, 1996, to the incorporation by reference of such report into the Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission ( SEC ) November 21, 1996 [Registration No. 333-16591], into the Registration Statement on Form S-8 filed by the Company with the SEC on September 28, 1993 [File No. 33- 69630], and into the Registration Statement on Form S-8 filed by the Company with the SEC on July 6, 1996 [Registration No. 33-60993].




 /s/ Meredith, Cardozo & Lanz LLP
 San Jose, California
 March 20, 1996