Form 10-K/A
period 1996-12-31
LOGIC DEVICES INC
filed 1997-04-29
CIK 802851

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K/A
                            Amendment No. 1
 <checked-box>ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year ended December 31, 1996

                    COMMISSION FILE NUMBER 0-17187
                      LOGIC DEVICES INCORPORATED
                     (Exact name of registrant as
                      specified in its charter)
   CALIFORNIA                                              94-2893789
  (State of Incorporation)                              (I.R.S. Employer
                                                       Identification  No.)
                        1320 ORLEANS DRIVE
                   SUNNYVALE, CALIFORNIA  94089
             (Address of principal executive offices,
                         including Zip Code)
                          (408) 542-5400
                  (Registrant's telephone number,
                        including Area Code)

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of voting stock held by non-affiliates of the registrant on April 25, 1997 was approximately $12,243,500. On that date, there were 6,121,750 shares of Common Stock issued and outstanding.

 Documents Incorporated By Reference: None -- The definitive Proxy Statement for the 1997 Annual Meeting of Shareholders will not be filed on or before May 01, 1997 so the information to be contained therein relating to Items 11, 12 and 13 is also set forth herein.

                                   PART III

 ITEM 11.  EXECUTIVE COMPENSATION

 SUMMARY COMPENSATION TABLE

      Furnished below is information with respect to compensation paid or accrued for services in all capacities during the twelve months ended December 31, 1996, to the Company's most highly paid executive officers serving at the end of 1996 whose total annual salary and bonus exceed $100,000:

                                                                    LONG-TERM
                                                      OTHER       COMPENSATION
                                                      ANNUAL         AWARDS
 NAME AND                    ANNUAL COMPENSATION   Compensation     (options)
 PRINCIPAL POSITION  YEAR    SALARY ($)  BONUS ($)      ($)       NO. OF SHARES)

 William J. Volz.... 1996    $110,374        -           -               -
   President and     1995     118,942        -           -               -
   Chief Executive   1994     131,904(1)     -           -               -
   Officer

 William Jackson.... 1996      96,486        -           -               -
   Vice President,   1995     105,756        -           -             15,000
   Manufacturing     1994     110,558(2)     -           -             20,000

 Todd J. Ashford.... 1996     108,581(3)     -           -               -
   Chief Financial   1995      99,334(3)     -           -              7,000
   Officer           1994     119,814(3)     -           -               -
       ________________________

 (1) Includes compensation as a result of distributions of common stock under the Company's ESOP to Mr. Volz during 1994 of $12,026 which were valued at the market price at the time of distributions.
 (2) Includes compensation as a result of distributions of common stock under the Company's ESOP to Mr. Jackson during 1994 of $8,055 which were valued at the market price at the time of distributions.
 (3) Includes compensation as a result of distributions of common stock under the Company's ESOP to Mr. Ashford during 1994 of $9,383 which were valued at the market price at the time of distributions and also includes compensation consisting of automobile allowances of $6,000 for each of 1994, 1995. and 1996.

 STOCK OPTIONS

      The following table sets forth information concerning the Stock Options granted under the 1990 Incentive and Non-Qualified Stock Option Plan during the 1996 fiscal year to the named Executive Officers. The table also sets forth hypothetical gains or potential "option spreads" for those options at the end of their respective ten-year terms. These potential realizable values are based on the assumption that the market price of the Company's common stock will appreciate at a rate of five percent (5%) and ten percent(10%), compounded annually, from the date the option was granted to the last day of the full option term. The actual value realized upon the exercise of these options, if any, will be dependant upon the future performance of the Company's common stock and overall market conditions. During the 1996 fiscal year, no stock appreciation rights were granted to the named Executive Officers.

                  OPTION GRANTS IN LAST FISCAL YEAR
                                                            POTENTIAL REALIZABLE
                       INDIVIDUAL GRANTS                      Value at Assumed
                          % of Total                           Annual Rates of
                Options   Options       Exercise                  Stock Price
                Granted   Granted to    Price                  Appreciation for
                (No. of   Employees in  Per        Expiration    OPTION TERM
 NAME           SHARES)   FISCAL YEAR   SHARE ($)     DATE       5%($)  10%($)

 William J. Volz..  -          -            -           -           -      -

 William Jackson..  -          -            -           -           -      -

 Todd J. Ashford..  -          -            -           -           -      -
        _____________________

 AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

      The following table provides information related to the number of stock options exercised during 1996, the number of exercisable and unexercisable options held at December 31, 1996, and the year-end value of exercisable and unexercisable options held at December 31, 1996.


                                                       VALUE OF UNEXERCISED
                             NUMBER OF                IN-THE-MONEY OPTIONS AT
           SHARES            UNEXERCISED OPTIONS       FISCAL YEAR END (MARKET
           ACQUIRED          AT FISCAL YEAR-END        PRICE OF SHARES LESS
           ON       VALUE(1) (NO. OF SHARES)           EXERCISE PRICE) ($)(2)(3)
 NAME      EXERCISE REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE

 William
 J. Volz...   -        -            -            -            -            -

 William
 Jackson... 5,000  $ 13,750      7,500        7,500           -            -

 Todd
 J. Ashford.  -        -         3,500        3,500           -            -
      _______________________

 (1) The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without considering any taxes which may have been owed.
 (2) "In-the-money" options are options whose exercise price was less than the market price of the common stock at December 29, 1996.
 (3) Assuming a stock price of $2.188 per share, which was the closing price of a share of the Company's common stock reported on the Nasdaq
 National Market  System on December 29, 1996.



 COMPENSATION OF DIRECTORS

      Directors did not receive any cash compensation during 1996 or the previous ten years for either their services as directors or for their services on the various Board committees. As discussed under "Certain Relationships and Related Transactions", three of the current non-employee directors were granted on February 15, 1995 warrants to purchase an aggregate of 220,000 shares of the Company's Common Stock at an exercise price of $2.5625 per share (the last reported Nasdaq transaction price on February 15, 1995). During 1996 the Company extended loans to two of the non-employee director warrant holders to purchase 120,000 shares of Common Stock at the warrant exercise price of $2.5625. The notes mature July 1998 and accrue interest at the reference rate of the Company's primary commercial lender plus 2%.

 EMPLOYMENT CONTRACTS

      The Company currently has no employment agreements with any of its employees. None of the Company's executive officers has employment or severance arrangements with the Company.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Howard L. Farkas, William J. Volz and Burton W. Kanter served as members of the Compensation Committee of the Company's Board of Directors during the fiscal year ended December 31, 1996. Mr. Volz was and currently is the Company's President and Chief Executive Officer. Messrs. Farkas and Kanter each received warrants to purchase 100,000 shares of the Company's Common Stock during the fiscal year ended December 31, 1995. See "Certain Relationships and Related Transactions." Mr. Volz is eligible to receive stock under the Company's Incentive and Non-qualified Stock Option Plan. Mr. Volz does not vote on committee matters regarding his salary or option grants and has not received any option grants under the Incentive and Non-qualified Stock Option Plan.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of May 1, 1997, certain information concerning the beneficial ownership of Common Stock and Preferred Stock by each shareholder known by the Company to be the beneficial owner of more than 5%, by each director, by each non-director executive officer and by all executive officers and directors as a group. The persons named in the table have sole voting and investment power with respect to the shares owned by them subject to community property laws where applicable and the information contained in the footnotes to this table.
                                                  Beneficial
                                                     Share        Percentage
      NAME AND ADDRESS                            OWNERSHIP(1)  OWNERSHIP(1)(2)

  5% SHAREHOLDERS:
      S.A. Hellerstein
         Trustee of the Farkas Trusts(3)            749,305(3)      12.2%
            1139 Delaware Street
            Denver, CO 80204
      BRT Partnership(4)                            319,482          5.2%
            120 South Riverside Drive
            Suite 1420
            Chicago, Illinois 60606
      Windy City, Inc.(5)
            8000 Towers Crescent Drive              500,000          8.2%
            Suite 1070
            Vienna, Virginia  22182
    DIRECTORS:
      Howard L. Farkas                              100,000(6)       1.6%
            5460 South Quebec Street
            Suite 300
            Englewood, CO  80111
      William J. Volz                               125,165          2.0%
            1320 Orleans Drive
            Sunnyvale,  CA  94089
      Albert Morrison, Jr.                           20,877(7)       0.3%
            9795 South Dixie Highway
            Miami,  FL  33156
      Burton W. Kanter                                  877(8)       0.0%
            2 North LaSalle Street
            Twenty Second Floor
            Chicago,  IL   60602
      Bruce B. Lusignan                                  - (8)       0.0%
            Communication Satellite Planning Center
            Stanford University
            Stanford,  CA  94305
    NON-DIRECTOR EXECUTIVE OFFICERS:
      William  Jackson                               10,000(9)       0.2%
            1320 Orleans Drive
            Sunnyvale, CA  94089
      Todd J. Ashford                                10,691(10)      0.2%
            1320 Orleans Drive
            Sunnyvale,  CA  94089

 ALL EXECUTIVE OFFICERS
      AND DIRECTORS AS A GROUP (7 PERSONS)          267,610(11)      4.4%


 (1) Assumes the exercise of any warrants or options held by such person, but not the exercise of any other person's warrants or options.
 (2)    Assumes 6,121,750 shares of Common Stock outstanding as of May 1, 1997.
 (3) Consists of 15 irrevocable trusts administered by Mr. Hellerstein, an independent trustee, the beneficiaries of which consist of Mr. Farkas and members of his family.
 (4) An Illinois general partnership. 25 of the partners of the BRT Partnership are separate and individual trusts commonly and collectively known as the Bea Ritch Trusts administered by Mr. Soloman
        A. Weisgal, an independent trustee, for the benefit of various members of Mr. Kanter's extended family but excluding Mr. Kanter.
 (5) The BRT Partnership owns 100% of the outstanding common stock of Windy City, Inc which constitutes all of the currently existing voting stock of Windy City, Inc..
 (6) Consisting of 100,000 shares of Common Stock issued to Mr. Farkas upon exercise of certain warrants funded through a loan from the Company, See "Certain Relationships and Related Transactions". Mr. Farkas disclaims any beneficial ownership of the shares held by or issuable to Mr. Hellerstein, as Trustee of the Farkas Trusts.
 (7) Includes 20,000 shares of Common Stock issued to Mr. Morrison upon exercise of certain warrants funded through a loan from the Company, See "Certain Relationships and Related Transactions".
 (8) Mr. Kanter disclaims any beneficial ownership of the shares held by BRT Partnership and Windy City, Inc.
 (9) Such beneficial share ownership reflects an aggregate of 10,000 shares of exercisable options of Common Stock.
 (10) Such beneficial share ownership reflects an aggregate of 7,000 shares of exercisable options of Common Stock.
 (11) Such beneficial share ownership reflects an aggregate of 17,000 shares of exercisable options of Common Stock for this group.

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

      In connection with various of the loan extensions, the Trusts were issued warrants ("Warrants") to purchase an aggregate of 150,000 shares of Common Stock. As of March 1996, all of the Warrants had been exercised. The exercise price of the Warrants was $3.45 per share (120% of the March 31, 1991 closing bid price of $2.875). The shares underlying the Warrants are registered under the Securities Act.

      On February 15, 1995, the three then non-employee directors were granted warrants to purchase an aggregate of 220,000 shares of the Company's Common Stock. The exercise price is $2.5625 per share which is the last reported transaction price on the grant date. Mr. Farkas and Mr. Kanter each received warrants to purchase 100,000 shares of the Company's Common Stock for their services as directors and members of the Board's Executive Committee and Mr. Morrison received warrants to purchase 20,000 shares of the Company's Common Stock for his services as an outside director to the Company's Board of
 Directors.   The warrants were approved at a meeting of the Board of Directors on February 15, 1995. Mr. Volz was not present at the meeting. The warrant grants were approved by the shareholders at the 1995 annual meeting of shareholders. The warrant initially issued to Mr. Kanter was transferred by
 him after the 1995 fiscal year end and is currently outstanding.   The
 warrants issued to Messrs. Farkas and Morrison were exercised in 1996 through financing provided by the Company. The loans are evidenced by promissory notes which are secured by the shares of Common Stock acquired on exercise of the warrants, bear interest at the reference rate, as announced by the Company's primary commercial lender from time to time, plus 2% and mature in July 1998.

      Any future transactions with the Company's officers, directors or principal shareholders, or any of their affiliates, will be on terms the Board of Directors believe to be no less favorable to the Company than those that could be obtained from an unrelated third party in an arms-length transaction.

                                    PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  The following documents are filed as part of this report:

      (1) The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages 20 to 34 of the Form 10-K for the fiscal year ended December 31, 1996 ("Form 10-K"). See Index to Consolidated Financial Statements at page 19 of the Form 10-K.

      (2) Consolidated Financial Statement Schedules appear at pages 39 to 43 of the Form 10-K; see Index to Consolidated Financial Statement Schedules at page 19 of the Form 10-K.

      (3) The Index to Exhibits appears at page 41 of the Form 10-K.

 (b) Reports on Form 8-K: During the last quarter of fiscal 1996, the Company filed no Current Report on Form 8-K.

 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      LOGIC DEVICES INCORPORATED



 Date:  April 28, 1996              By:   /S/ TODD J. ASHFORD
                                    Todd J. Ashford, Chief Financial
                                    and Accounting Officer