Form 10-Q
period 1997-03-31
LOGIC DEVICES INC
filed 1997-05-15
CIK 802851

---------------------------------------------------------------


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended
                              MARCH 31, 1997

                         Commission File Number
                                 0-17187
      ---------------------------------------------------------------
                       LOGIC DEVICES INCORPORATED
          (Exact name of registrant as specified in its charter)

      ---------------------------------------------------------------

            CALIFORNIA                                 94-2893789
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


            1320 ORLEANS DRIVE, SUNNYVALE, CALIFORNIA  94089
                (Address of principal executive offices)
                              (Zip Code)

                           (408) 542-5400
          (Registrant's telephone number,including area code)
                       ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has
 been subject to such filing requirements for the past 90 days. Yes   X
 No

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On May 7, 1997, 6,121,750 shares of Common Stock, without par value, were outstanding.

                               Page 1 of 14
      ---------------------------------------------------------------

                         LOGIC DEVICES INCORPORATED

                                   INDEX
                                                          Page
                                                         NUMBER
 Part I.  Financial Information

     ITEM 1.  FINANCIAL STATEMENTS

     Balance Sheets as of March 31, 1997 and                3
       December 31, 1996

     Statements of Income for the three months ended        4
       March 31, 1997 and 1996

     Statements of Cash Flows for the three months          5
       ended March 31, 1997 and 1996

     Notes to Financial Statements                          6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF       8
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Part II.  Other Information

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              11

 Signatures                                                 12

 Exhibit 11                                                 13

 Part I - FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS.

                        LOGIC DEVICES INCORPORATED

                              BALANCE SHEETS

                                                       March 31,   December 31,
                                                         1997          1996
 ASSETS                                              (unaudited)
 Current assets:
      Cash and cash equivalents                      $   552,400   $   670,900
      Accounts receivable, net of allowance            4,508,800     4,368,300
      Inventories                                     13,913,100    13,928,900
      Prepaid expenses                                 1,005,200       922,600
      Income taxes receivable                            930,500       789,800
      Deferred income taxes                              920,900       920,900
            Total current assets                      21,830,900    21,601,400

 Equipment and leasehold improvements, net             4,650,600     4,204,300

 Other Assets                                            625,600       694,300

                                                     $27,107,100   $26,500,000

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Bank borrowings                                  3,550,000     2,000,000
      Current portion of long-term obligations           561,900       561,900
      Accounts payable                                   475,600     1,074,600
      Accrued expenses                                   412,600       531,800
            Total current liabilities                  5,000,100     4,168,300

 Long-term debt obligations, less current portion        773,100       786,600
 Deferred income taxes                                   419,500       419,500
            Total liabilities                          6,192,700     5,374,400

 Shareholders' equity:
      Common stock                                    17,341,900    17,341,900
      Common stock subscribed                           (307,500)     (307,500)
      Retained earnings                                3,880,000     4,091,200
            Total shareholders' equity                20,914,400    21,125,600

                                                     $27,107,100   $26,500,000

                         LOGIC DEVICES INCORPORATED

                            STATEMENTS OF INCOME

                 Three months ended March 31, 1997 and 1996

                                (unaudited)
                                                         1997          1996

 Net sales                                            $ 2,803,000  $ 3,609,200

 Cost of sales                                          1,761,000    1,975,400

            Gross margin                                1,042,000    1,633,800

 Operating expenses:
      Research and development                            392,000      394,100
      Selling, general and administrative                 957,400      911,200

      Operating expenses                                1,349,400    1,305,300

            Income (loss) from operations                (307,400)     328,500

 Other expense (income), net                               41,800      (40,700)

            Income (loss) before taxes                   (349,200)     369,200

 Income taxes                                            (138,000)     148,500

            Net (loss) income                         $  (211,200) $   220,700


 Net (loss) income per common share                   $     (0.03) $      0.04


 Weighted average common share equivalents              6,121,750    6,218,750
     outstanding

                         LOGIC DEVICES INCORPORATED

                          STATEMENTS OF CASH FLOWS

                 Three months ended March 31, 1997 and 1996

                                 (unaudited)
                                                          1997         1996
 Cash flows from operating activities:
   Net (loss) income                                  $  (211,200)  $  220,700
      Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                      319,900      246,600
      Change in operating assets and liabilities:
         Accounts receivable, net                        (140,500)     460,300
         Inventories                                       15,800     (547,400)
         Prepaid expenses and other assets                (82,600)      39,000
         Accounts payable                                (599,000)       6,300
         Accrued expenses                                (119,200)      73,500
         Income taxes payable                            (140,700)    (679,800)
            Net cash provided by (used in)             (1,109,900)    (180,800)
                  operating activities

 Cash flows from investing activities:
   Capital expenditures                                  (690,000)    (358,000)
   Increase in other assets                                (7,500)     (69,400)
            Net cash (used in) investing activities      (697,500)    (427,400)

 Cash flows from financing activities:
   Bank borrowing, net                                  1,550,000          -
   Repayment of long-term obligations                     (13,500)     (26,900)
   Repayment of obligations to shareholders                   -            -
   Proceeds from exercise of warrants/stock options                    258,900
   Net cash provided by (used in)                       1,536,500      232,000
          financing activities

 Net (decrease) in cash                                  (118,500)    (376,200)

 Cash and cash equivalents at beginning of
      period                                          $   670,900   $4,378,500

 Cash and cash equivalents at end of period           $   552,400   $4,002,300

                       LOGIC DEVICES INCORPORATED

                      Notes to Financial Statements

                  March 31, 1997 and December 31, 1996

                               (unaudited)


 (A)   BASIS OF PRESENTATION


 The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

 The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company had filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the years ended December 31, 1996 and 1995, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


 (B)  INVENTORIES

 A summary of inventories follows:


                                March 31,             December 31,
                                  1997                     1996

 Raw Materials                $  3,139,600            $  3,165,400
 Work-in-process                 5,918,500               6,744,900
 Finished goods                  4,855,000               4,018,600
                              $ 13,913,100            $ 13,928,900


 Based on forecasted 1997 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.

                       LOGIC DEVICES INCORPORATED

                      Notes to Financial Statements

                  March 31, 1997 and December 31, 1996

                               (unaudited)


 (C) FINANCING

     On June 1, 1996, the Company renewed its $8,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1997. The line of credit bears interest at the bank's prime rate (8.50% at March 31, 1997) plus 0.750%. The line of credit requires the Company to maintain a minimum tangible net worth of $17,500,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.50 to 1.00, and profitability on a year to date basis. As of December 31, 1996 and March 31, 1997, the Company was not in compliance with certain covenants under the borrowings. The Company obtained a waiver from the Bank for December 31, 1996 expects to receive a waiver for March 31, 1997. The Company is also in the process of renewing its the line of credit with the bank and the Company expect to renew the line under substantially similar terms and condition. The line of credit facility is secured by all of the assets of the Company. As of March 31, 1997, $4,450,000 was available under the line of credit facility.

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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS

 REVENUES

     Net revenues were $2,803,000 for the three months ended March 31, 1997, a decrease of 22% from $3,609,200 for the three months ended March 31, 1996. The decrease in revenues for the period was largely the result of lower sales volume for the Company's DSP products. Sales of the
 Company's SRAM products increased slightly for the 1997 period.   The
 lower sales volume for the 1997 quarter was the result of limited backlog for the period due to very weak order rate experienced during the last half of 1996.

 EXPENSES

     Cost of revenues decreased 11%, from $1,975,400 in the three months ended March 31, 1996 to $1,761,000 in the three months ended March 31, 1997. Gross profit decreased by 36%, from $1,633,800 in 1996 to $1,042,000 in 1997. This was the result of the lower sales volume for the period combined with a lower profit margins experienced on the Company's SRAM products. As a percentage of net revenues, gross profit margin decreased from 45% in the three months ended March 31, 1996 to 37% in the three months ended March 31, 1997.

     Research and development expense decreased slightly during the period from $394,100 (11% of net revenues) in the 1996 period to $392,000 (14% of net revenues) in the 1997 period. The Company is continuing its new product development efforts and tooling to new foundry technologies. In 1996, the Company invested heavily in new design tools, development software, and additional personnel to increase and accelerate new product development in 1997. The Company plans to continue its substantial investments in new product research and development throughout 1997.

     Selling, general and administrative expense increased from $911,200 (25% of net revenues) in the 1996 period to $957,400 (34% of net revenues) in the 1997 period. This was the result of increased marketing, promotional, and travel expenses due to the operation of additional regional sales and technical support offices in the 1997 period versus 1996.

     The Company had a net operating loss for 1997 the period of $307,400 versus operating income of $328,500 in 1996, due to the above mentioned factors.

     For the 1997 period, the Company incurred $41,800 in Other Expense from interest expense versus Other Income of $40,700 in 1996 which consisted of interest income.

          As a result of the foregoing, the Company incurred a net loss of $211,200 in the 1997 period versus net income of $220,700 in the 1996 period.


 LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOWS

     For the three months ended March 31, 1997, the Company had after-tax cash earnings of $108,700 and $467,300 for the 1996 period. Although the Company has historically relied on after-tax earnings as the Company's primary source of financing for working capital needs and for capital expenditures, the Company use bank borrowing during the 1997 period.

     During the 1997 period, after-tax earnings of $108,700 and increases in bank borrowings of $1,550,000 funded increases in accounts receivables of $140,500 and decreases in accounts payable of $599,000 and accrued expenses of $119,200 which resulted in net cash used by operations of $1,109,900. The Company invested $697,500 in capital expenditures and other assets during the period. The Company has an income tax receivable of $930,500 for which the Company expects to receive a refund of $350,000 in the second quarter of 1997 and approximately $500,000 in the third quarter of 1997.

     During the 1996 period, after-tax earnings of $467,300 supplemented by reductions in income taxes payable of $679,800 and accounts receivables of $460,300 which funded an increase in inventory of $547,400 resulted in net cash used by operations of $180,800. The Company invested $427,400 in capital expenditures and other assets and reduced net indebtedness by $26,900. The Company received proceeds of $258,900 from the exercise of employee stock options and the exercise of certain warrants.


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

 FINANCING

     On June 1, 1996, the Company renewed its $8,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1997. The line of credit bears interest at the bank's prime rate (8.50% at March 31, 1997) plus 0.750%. The line of credit requires the Company to maintain a minimum tangible net worth of $17,500,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.50 to 1.00, and profitability on a year to date basis. As of December 31, 1996 and March 31, 1997, the Company was not in compliance with certain covenants under the borrowings. The Company obtained a waiver from the Bank for December 31, 1996 expects to receive a waiver for March 31, 1997. The Company is also in the process of renewing its the line of credit with the bank and the Company expect to renew the line under substantially similar terms and condition. The line of credit facility is secured by all of the assets of the Company. As of March 31, 1997, $4,450,000 was available under the line of credit facility.

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


                                   Logic Devices Incorporated
                                     (Registrant)


 Date:  MAY 13, 1997               By  /S/ WILLIAM J. VOLZ
                                     William J. Volz
                                     President and Principal
                                     Executive Officer


 Date:  MAY 13, 1997               By  /S/ TODD J. ASHFORD
                                     Todd J. Ashford
                                     Chief Financial Officer
                                     Principal Financial and
                                     Accounting Officer

                                EXHIBIT 11

                         LOGIC DEVICES INCORPORATED

                  Computation of Earnings per Common Share
                               (unaudited)

                 Three months ended March 31, 1997 and 1996


                                                    1997        1996

 Weighted average shares of common stock         6,121,750   5,996,750
            outstanding
 Dilutive effect of common stock options               -         2,000
 Dilutive effect of common stock warrants              -       220,000

 Weighted average common and                     6,121,750   6,218,750
      common share equivalents


 Net (loss) income                              $ (211,200)  $  220,700

 Net (loss) income per common                   $    (0.03)  $     0.04
      share equivalent