Form 10-Q
period 1997-06-30
LOGIC DEVICES INC
filed 1997-08-14
CIK 802851

---------------------------------------------------------------

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended
                           JUNE 30, 1997

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

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On August 11, 1997, 6,121,750 shares of Common Stock, without par value, were outstanding.

  ---------------------------------------------------------------
                            1 of 19 pages

                    LOGIC DEVICES INCORPORATED

                               INDEX
                                                      PAGE NUMBER

 Part I.  Financial Information

     ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of June 30, 1997        3
       and December 31, 1996

     Consolidated Statements of Income for the three        4
       months ended June 30, 1997 and 1996

     Consolidated Statements of Income for the six          5
       months ended June 30, 1997 and 1996

     Consolidated Statements of Cash Flows for the          6
       six months ended June 30, 1997 and 1996

     Notes to Consolidated Financial Statements             7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF       9
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Part II.  Other Information

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                             14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K              15

 Signatures                                                 16

 Exhibit 11                                                 17

 Exhibit 27                                                 19

                             2 of 19 pages

 Part I - FINANCIAL INFORMATION
 Item 1. Financial Statements.

                    LOGIC DEVICES INCORPORATED

                    CONSOLIDATED BALANCE SHEETS

                                                  June 30,        December 31,
                                                    1997             1996
 ASSETS                                          (unaudited)

 Current assets:
      Cash and cash equivalents                 $   434,200       $   670,900
      Accounts receivable, net of allowance       4,320,000         4,368,300
      Inventories                                13,610,600        13,928,900
      Prepaid expenses                            1,045,800           922,600
      Income taxes receivable                       703,000           789,800
      Deferred income taxes                         920,900           920,900
            Total current assets                 21,034,500        21,601,400

 Equipment and leasehold improvements, net        4,721,000         4,204,300

 Other assets                                       503,500           694,300

                                                $25,259,000       $26,500,000

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Bank borrowings                             2,950,000         2,000,000
      Current portion of long-term obligations      561,900           561,900
      Accounts payable                              490,800         1,074,600
      Accrued expenses                              361,200           531,800
            Total current liabilities             4,363,900         4,168,300

 Long-term obligations                              759,100           786,600
 Deferred income taxes                              419,500           419,500
            Total liabilities                     5,542,500         5,374,400

 Shareholders' equity:
      Common stock                               17,341,900        17,341,900
      Common stock subscribed                      (307,500)         (307,500)
      Retained earnings                           3,682,100         4,091,200
            Total shareholders' equity           20,716,500        21,125,600

                                                $25,259,000       $26,500,000

                                  3 of 19 pages

                             LOGIC DEVICES INCORPORATED

                          CONSOLIDATED STATEMENTS OF INCOME

                      Three months ended June 30, 1997 and 1996

                                     (unaudited)

                                                    1997              1996

 Net revenues                                   $ 3,021,500       $ 3,495,800

 Cost of sales                                    2,033,600         1,799,300

            Gross margin                            987,900         1,696,500

 Operating expenses:
      Research and development                      364,400           400,700
      Selling, general and administrative           865,400         1,109,900

      Operating expenses                          1,229,800         1,510,600

            Income from operations                 (241,900)          185,900

 Other income (expense), net                        (86,000)           27,900

            Income before taxes                    (327,900)          213,800

 Income taxes                                      (130,000)           80,000

 Net income                                     $  (197,900)      $   133,800


 Net income per common share                    $     (0.03)      $      0.02

 Weighted average common share equivalents        6,121,750         6,221,750
      outstanding

                                  4 of 19 pages

                             LOGIC DEVICES INCORPORATED

                          CONSOLIDATED STATEMENTS OF INCOME

                       Six Months ended June 30, 1997 and 1996

                                     (unaudited)

                                                     1997              1996

 Net revenues                                   $ 5,824,500       $ 7,105,000

 Cost of sales                                    3,794,600         3,774,700

            Gross margin                          2,029,900         3,330,300

 Operating expenses:
      Research and development                      756,400           794,800
      Selling, general and administrative         1,822,800         2,021,100

      Operating expenses                          2,579,200         2,815,900

            Income from operations                 (549,300)          514,400

 Other income (expense), net                       (127,800)           68,600

            Income before taxes                    (677,100)          583,000

 Income taxes                                      (268,000)          228,500

 Net income                                     $  (409,100)      $   354,500


 Net income per common share                    $     (0.07)      $      0.06

 Weighted average common share equivalents        6,121,750         6,221,750
      outstanding

                                  5 of 19 pages

                            LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Six months ended June 30, 1997 and 1996

                                     (unaudited)
                                                   1997               1996

 Cash flows from operating activities:
   Net income                                     $  (409,100)      $  354,400
      Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                  655,300          506,900
      Change in operating assets and liabilities:
         Accounts receivable, net                      48,300          (12,000)
         Inventories                                  318,300       (1,407,100)
         Prepaid expenses                            (123,200)          41,900
         Accounts payable                            (583,800)        (107,300)
         Accrued expenses                            (170,600)           6,600
         Income taxes payable                          86,800         (757,800)
            Net cash (used in) provided by operating (178,000)      (1,374,400)
                 activities

 Cash flows from investing activities:
   Capital expenditures                            (1,019,600)        (725,200)
   Net increase in other assets                        38,400          (46,500)
            Net cash (used in) investing activities  (981,200)        (771,700)

 Cash flows from financing activities:
   Bank borrowing, net                                950,000              -
   Repayment of notes payable and long-term debt      (27,500)         (54,500)
   Proceeds from exercise of warrants                     -            258,900
   Proceeds from exercise of employee stock options       -              8,100
            Net cash provided by                      922,500          212,500
                  financing activities

 Net (decrease) increase in cash and cash equivalents(236,700)      (1,933,600)

 Cash and cash equivalents at beginning of
      period                                      $   670,900       $4,378,500

 Cash and cash equivalents at end of period       $   434,200       $2,444,900


                           6 of 19 pages

                    LOGIC DEVICES INCORPORATED

            Notes to Consolidated Financial Statements

                June 30, 1997 and December 31, 1996

                            (unaudited)

 (A)   BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company has filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the years ended December 31, 1996 and 1995, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


 (B)  INVENTORIES

     A summary of inventories follows:
                           June 30,        December 31,
                             1997              1996

 Raw materials          $  2,720,400       $  3,165,400
 Work-in-process           6,892,400          6,744,900
 Finished goods            3,997,300          4,018,600

                        $ 13,610,100       $ 13,928,900

     Based on forecasted 1996 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.

                          7 of 19 pages

                    LOGIC DEVICES INCORPORATED
            Notes to Consolidated Financial Statements

                June 30, 1997 and December 31, 1996

                            (unaudited)

 (C) DEBT FINANCING

     On June 16, 1997, the Company renewed its $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1998. The line of credit bears interest at the bank's reference rate (8.50% at June 30, 1997). The line of credit is secured by the assets of the Company and requires the Company to maintain a minimum tangible net worth of $19,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than
 2.00 to 1.00, a minimum quick ratio of not less than 1.00 to 1.00 increasing to 1.35 to 1.00 at September 30, 1997 and increasing again to
 1.50 to 1.00 at December 31, 1997 and thereafter, and profitability of at least $1.00 for each fiscal quarter. As of June 30, 1997 the Company was not in compliance with the quarterly profitability covenant. The Company has obtained a waiver from the Bank for the quarterly profitability covenant. The Company expects to be in compliance with the Bank covenants for the periods ending September 30, 1997 and December 31, 1997. As of June 30, 1997, the Company had $3,050,000 available under the revolving line of credit.

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

                          8 of 19 pages

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    LOGIC DEVICES INCORPORATED

        MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 REVENUES

     Net revenues decreased by 14%, from $3,495,800 for the three months ended June 30, 1996 to $3,021,500 for the three months ended June 30, 1997. The decrease in revenues for the period was the result of lower sales volumes for the Company's products. Shipments of the Company's DSP products were down from the 1996 period as a result a significant military order which shipped in the 1996 period. Shipments of the Company's SRAM products increased slightly during the 1997 period.

     Net revenues decreased by 18%, from $7,105,000 for the six month period ended June 30, 1996 to $5,824,500 for the six months ended June 30, 1997. The decrease in revenues for the six month period was the result of lower sales volume for the Company's DSP products. The 1996 period included a large military order which completed in second quarter of 1996. Revenues from the Company's SRAM products increased slightly
 for the 1997 period.   The lower sales volume for the 1997 period has
 been the result of a lower backlog of orders for the period due to a very weak order rate experienced since the last half of 1996.

 EXPENSES

     Cost of sales increased 13% from $1,799,300 or 52% of net revenues for the three months ended June 30, 1996 to $2,033,600 or 67% of net revenues for the same period in 1997. Gross profit decreased 42%, from $1,696,500 in the former period to $987,900 in the latter period. The decrease in gross profit is the result of lower revenues for the period combined with higher inventory costs which included increases in inventory reserves. As a percentage of net revenues, gross profit decreased from 48% for the three months ended June 30, 1996 to 33% for the three months ended June 30, 1997.

     Cost of sales increased 1% from $3,774,700 or 53% of net revenues for the six months ended June 30, 1996 to $3,794,600 or 65% of net revenues for the same period in 1997. Gross profit decreased 39% from $3,330,300 in the former period to $2,029,900 in the latter period. This was the result of the lower sales volume for the period combined with a lower profit margins experienced on the Company's SRAM products, and higher inventory costs which included increases in inventory reserves.


                             9 of 19 pages

     Research and development ("R & D") expenses for the three months ended June 30, 1997, were $364,400, a decrease from $400,700 for the same period in 1996. For the six month period, research and development expenses were $756,400 for 1997, decreasing from $794,800 for 1996. As a percentage of net revenues, R & D expenses were 12% for the three months ended June 30, 1997, compared to 11% for 1996. For the six months ended June 30, 1997, R & D expenses as a percentage of net sales were 13% compared to 11% for 1996. In both the 1996 and 1997 periods the Company dramatically increased its product development efforts. In 1996, the Company invested heavily in new design tools, development software, and additional personnel to increase and accelerate new product development for 1997. The Company also invested new product tooling at foundry sources to increase the Company's product offerings and diversify foundry sources. Even though the Company had slightly more R&D costs in the first half 1996 than 1997, the Company has
 increased its new product output in 1997.   The Company intends to
 continue to make substantial investments in product R & D.

     Selling, general and administrative ("S,G & A") expenses were $865,400 for the three months ended June 30, 1997, a decrease from $1,109,900 for the same period in 1996. For the six months ended June 30, 1997, S, G & A expenses were $1,822,800, decreasing from $2,021,100 for the same period in 1996. As a percentage of net sales, selling, general and administrative expenses were 29% for the three months ended June 30, 1997 compared to 32% in 1996. As a percentage of net sales, selling, general and administrative expenses were 31% for the first six months of 1997 compared to 28% in 1996. S,G & A expenses have decreased as a result of lower sales commission expense due to the lower sales volume and consolidated sales network. The Company, however has
 increased its sales and marketing efforts substantially.   Since the
 1996 period, the Company has added a sales office in Southern California to service the south and midwest sales regions, a sales office in Great Britain to service the European market, consolidated its east-coast regional sales offices to one office in Florida, and increased the marketing and technical sales staff at the headquarters office. The Company has also increased its marketing promotional effort with ad placements and applications articles in industry trade publications as well as additional promotional materials and a newsletter for the Company's distributor and sales representatives. The Company intends to continue to expand these efforts in the future.

     Net operating income decreased to a loss of $241,900 for the three months ended June 30, 1997 versus income of $185,900 for the same period in 1996. For the six month period ended June 30, 1997 net operating income decreased to a loss of $549,300 from income of $514,400 for the same period in 1996.

     For the three month period in 1996, the Company earned $27,900 in Other Income from interest on cash invested versus Other Expense of $86,000 in 1997 which consisted of interest expense on outstanding debt. For the six month period in 1996, the Company earned $68,600 in Other Income from interest on cash invested versus Other Expense of $127,800 in 1997 which consisted largely of interest expense on outstanding debt.

                              10 of 19 pages

     As a result of the foregoing, there was a net loss for the three months ended June 30, 1997 of $197,900 compared to net income of
 $133,800 for the same period in 1996.   For the six months ended June
 30, 1997, there was a net loss of $409,100 compared to net income of $354,400 for the same period in 1996.

 LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOWS

     For the six months ended June 30, 1997, the Company had after-tax cash earnings of $246,200 and $861,300 for the 1996 period. Although the Company has historically relied on after-tax earnings as the Company's primary source of financing for working capital needs and for capital expenditures, the Company used bank borrowing during the 1997 period.

     During the 1997 period, after-tax earnings of $246,200 and increases in bank borrowings of $950,000 and decreases in inventories of $318,300, funded decreases in accounts payable of $583,800 and accrued and prepaid expenses of $293,800 which resulted in net cash used by operations of $178,000 versus net cash used of $1,374,400 in 1996. The Company invested $981,200 in capital expenditures and other assets during the period. The Company received an income tax refund of $350,000 in the second quarter of 1997 and expects approximately $500,000 in the third quarter of 1997.

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

                                11 of 19 pages

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

 FINANCING

     On June 16, 1997, the Company renewed its $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1998. The line of credit bears interest at the bank's reference rate (8.50% at June 30, 1997). The line of credit is secured by the assets of the Company and requires the Company to maintain a minimum tangible net worth of $19,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than
 2.00 to 1.00, a minimum quick ratio of not less than 1.00 to 1.00 increasing to 1.35 to 1.00 at September 30, 1997 and increasing again to
 1.50 to 1.00 at December 31, 1997 and thereafter, and profitability of at least $1.00 for each fiscal quarter. As of June 30, 1997 the Company was not in compliance with the quarterly profitability covenant. The Company obtained a waiver from the Bank for the quarterly profitability covenant July 23, 1997. The Company expects to be in compliance with the Bank covenants for the periods ending September 30, 1997 and December 31, 1997. As of June 30, 1997, the Company had $3,050,000 available under the revolving line of credit.

                              12 of 18 pages

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

                               13 of 19 pages

 PART II - OTHER INFORMATION

                      LOGIC DEVICES INCORPORATED

 Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Shareholders' meeting was held on June 19, 1997 at 10:30 a.m. in the Company's new headquarters located at 1320 Orleans Drive, Sunnyvale, CA. There were two items to be voted on at the meeting: first, was the election of the Board of Directors and, second was the approval of the Employee Stock Incentive Plan. There were 5,227,656 shares present or represented by proxy at the meeting representing a quorum.

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

                          Votes           Votes
     NOMINEE             IN FAVOR       AGAINST   ABSTENTION

     Howard L. Farkas    7,860,918        778       146,641
     Burton W. Kanter    4,565,118        278       146,641
     Albert Morrison,Jr. 4,565,118        278       146,641
     William J. Volz     4,564,568        278       146,641
     Bruce B. Lusignan   4,566,508          0       146,641


     Shareholders were permitted and asked to vote on the approval of the Employee Stock Incentive Plan. Of the 5,227,656 shares represented at the meeting, there were 2,700,931 broker non-votes and 2,526,725 shares were voted on the plan as follows:

       FOR          AGAINST        WITHHELD

     2,384,144      142,581          1,350

     Having received the affirmative vote of a majority of the shares represented and voting on the proposal (which shares voting affirmatively also constituted at least a majority of the required quorum), the proposal was approved.

                              14 of 19 pages

 Item 6. Exhibits and Reports on Form 8-K.

     (a)  (1) Exhibit 11 - Computation of Earnings Per Common Share.

          (2) Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                15 of 19 pages

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Logic Devices Incorporated
                                     (Registrant)


 Date:   AUGUST 13, 1997           By /S/ WILLIAM J. VOLZ
                                     William J. Volz
                                     President and Principal
                                     Executive Officer


 Date:   AUGUST 13, 1997           By /S/ TODD J. ASHFORD
                                     Todd J. Ashford
                                     Chief Financial Officer and
                                     Principal Financial and
                                     Accounting Officer

                              16 of 19 pages

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

               Three months ended June 30, 1997 and 1996

                                                1997         1996

 Weighted average shares of common stock      6,121,750    6,001,750
          outstanding
 Dilutive effect of common stock options
          and stock warrants                        -        220,000

 Weighted average common and                  6,121,750    6,221,750
     common share equivalents


 Net (loss) income                           $ (197,800)  $  133,800

 Net (loss) income per common                $     (.03)  $      .02
     share equivalent


                              17 of 19 pages

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

                Six months ended June 30, 1997 and 1996

                                                  1997         1996

 Weighted average shares of common stock       6,121,750    6,001,750
          outstanding
 Dilutive effect of common stock options
          and stock warrants                         -        220,000

 Weighted average common and                   6,121,750    6,221,750
     common share equivalents


 Net (loss) income                            $ (401,900)    $  354,500

 Net (loss) income per common                 $    (0.06)    $      .06
     share equivalent


                                  18 of 19 pages