Form 10-Q
period 1997-09-30
LOGIC DEVICES INC
filed 1997-11-13
CIK 802851

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                               SEPTEMBER 30, 1997

                             Commission File Number
                                     0-17187

--------------------------------------------------------------------------------
                           LOGIC DEVICES INCORPORATED
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

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

                             ----------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On November 7, 1997, 6,121,750 shares of Common Stock, without par value, were outstanding.


================================================================================




                                  1 of 18 pages

                           LOGIC DEVICES INCORPORATED


                                      INDEX


                                                                            Page Number
                                                                            -----------
Part I.  Financial Information

        Item 1.  Financial Statements

        Consolidated Balance Sheets as of September 30, 1997                      3
          and December 31, 1996

        Consolidated Statements of Income for the three                           4
          months ended September 30, 1997 and 1996

        Consolidated Statements of Income for the nine                            5
          months ended September 30, 1997 and 1996

        Consolidated Statements of Cash Flows for the                             6
          nine months ended September 30, 1997 and 1996

        Notes to Consolidated Financial Statements                                7

        Item 2.  Management's Discussion and Analysis of                          9
          Financial Condition and Results of Operations



Part II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K                                 14
        -------  --------------------------------


Signatures                                                                        15

Exhibit 11                                                                        16

Exhibit 27                                                                        18




                                  2 of 18 pages

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                                      September 30,      December 31,
                                                          1997               1996
                                                      -------------      ------------
                                                       (unaudited)
ASSETS

Current assets:
        Cash and cash equivalents                     $    365,700       $    670,900
        Accounts receivable, net of allowance            5,656,800          4,368,300
        Inventories                                     12,752,700         13,928,900
        Prepaid expenses                                 1,030,500            922,600
        Income tax receivable                                   --            789,800
        Deferred income taxes                              920,900            920,900
                                                      ------------       ------------
               Total current assets                     20,726,600         21,601,400

Equipment and leasehold improvements, net                4,781,000          4,204,300

Other assets                                               820,600            694,300
                                                      ------------       ------------

                                                      $ 26,328,200       $ 26,500,000
                                                      ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Bank borrowings                                  3,275,000          2,000,000
        Current portion of long-term obligations           561,900            561,900
        Accounts payable                                   306,900          1,074,600
        Accrued expenses                                   301,000            531,800
        Income taxes payable                                    --                 --
                                                      ------------       ------------
               Total current liabilities                 4,444,800          4,168,300

Long-term obligations                                      744,900            786,600
Deferred income taxes                                      419,500            419,500
                                                      ------------       ------------
               Total liabilities                         5,609,200          5,374,400

Shareholders' equity:
        Common stock                                    17,341,900         17,341,900
        Shareholder receivables                           (307,500)          (307,500)
        Retained earnings                                3,684,600          4,091,200
                                                      ------------       ------------
               Total shareholders' equity               20,719,000         21,125,600
                                                      ------------       ------------

                                                      $ 26,328,200       $ 26,500,000
                                                      ============       ============





                                  3 of 18 pages

                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                 Three months ended September 30, 1997 and 1996

                                   (unaudited)



                                                     1997             1996
                                                 -----------       -----------
Net revenues                                     $ 3,181,900       $ 3,389,700

Cost of sales                                      1,935,400         1,847,600
                                                 -----------       -----------

               Gross margin                        1,246,500         1,542,100

Operating expenses:
        Research and development                     391,300           436,300
        Selling, general and administrative          790,300           949,400
                                                 -----------       -----------

        Operating expenses                         1,181,600         1,385,700
                                                 -----------       -----------

               Income from operations                 64,900           156,400

Other income (expense), net                          (61,100)            4,700
                                                 -----------       -----------

               Income before taxes                     3,800           161,100

Income taxes                                           1,300            65,800
                                                 -----------       -----------

Net income                                       $     2,500       $    95,300
                                                 ===========       ===========



Net income per common share                      $      0.00       $      0.02
                                                 ===========       ===========


Weighted average common share equivalents          6,438,750         6,221,750
        outstanding





                                  4 of 18 pages

                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                  Nine Months ended September 30, 1997 and 1996

                                   (unaudited)



                                                     1997              1996
                                                 -----------       -----------
Net revenues                                     $ 9,006,400       $10,494,700

Cost of sales                                      5,730,000         5,622,300
                                                 -----------       -----------

               Gross margin                        3,276,400         4,872,400


Operating expenses:
        Research and development                   1,147,700         1,231,100
        Selling, general and administrative        2,613,100         2,970,500
                                                 -----------       -----------

        Operating expenses                         3,760,800         4,201,600
                                                 -----------       -----------

               Income from operations               (484,400)          670,800

Other income (expense), net                         (188,900)           73,300
                                                 -----------       -----------


               Income before taxes                  (673,300)          744,100

Income taxes                                        (266,700)          294,300
                                                 -----------       -----------

Net income                                       $  (406,600)      $   449,800
                                                 ===========       ===========



Net income per common share                      $     (0.06)      $      0.07
                                                 ===========       ===========


Weighted average common share equivalents          6,366,416         6,221,750
        outstanding





                                  5 of 18 pages

                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 1997 and 1996

                                   (unaudited)



                                                                 1997             1996
                                                             -----------       -----------
Cash flows from operating activities:

  Net income                                                 $  (406,600)      $   449,800
        Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation and amortization                           996,500           766,600

        Change in operating assets and liabilities:
           Accounts receivable, net                           (1,288,500)          638,500
           Inventories                                         1,176,200        (3,625,100)
           Prepaid expenses                                     (107,900)         (314,400)
           Accounts payable                                     (767,700)         (150,900)
           Accrued expenses                                     (230,800)           54,200
           Income taxes payable                                  789,800          (819,000)
                                                             -----------       -----------
               Net cash (used in) provided by operating          161,000        (3,000,300)
                      activities

Cash flows from investing activities:

  Capital expenditures                                        (1,344,600)       (1,139,500)
  Net increase in other assets                                  (354,900)         (105,000)
                                                             -----------       -----------
               Net cash (used in) investing activities        (1,699,500)       (1,244,500)

Cash flows from financing activities:

  Bank borrowing, net                                          1,275,000         1,000,000
  Repayment of notes payable and long-term debt                  (41,700)          (82,900)
  Proceeds from exercise of warrants                                  --           258,900
  Proceeds from exercise of employee stock options                    --             8,100
                                                             -----------       -----------
               Net cash provided by                            1,233,300         1,184,100
                                                             -----------       -----------
                      financing activities

Net (decrease) increase in cash and cash equivalents            (305,200)       (3,060,700)


Cash and cash equivalents at beginning of
        period                                               $   670,900       $ 4,378,500
                                                             -----------       -----------

Cash and cash equivalents at end of period                   $   365,700       $ 1,317,800
                                                             ===========       ===========




                                  6 of 18 pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                    September 30, 1997 and December 31, 1996

                                   (unaudited)



(A)   Basis of Presentation


        The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

        The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company has filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the years ended December 31, 1996 and 1995, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


(B)  Inventories


        A summary of inventories follows:

                                    September 30,                December 31,
                                         1997                        1996
                                    -------------                ------------
Raw materials                       $  3,228,700                 $  3,165,400
Work-in-process                        5,707,000                    6,744,900
Finished goods                         3,817,000                    4,018,600
                                    -------------                ------------
                                    $ 12,752,700                 $ 13,928,900
                                    ============                 ============

        Based on forecasted 1998 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.




                                  7 of 18 pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                    September 30, 1997 and December 31, 1996

                                   (unaudited)




(C) Debt Financing

        On June 16, 1997, the Company renewed its $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1998. The line of credit bears interest at the bank's reference rate (8.50% at September 30, 1997). The line of credit is secured by the assets of the Company and requires the Company to maintain a minimum tangible net worth of $19,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.00 to 1.00 increasing to 1.35 to 1.00 at September 30, 1997 and increasing again to 1.50 to 1.00 at December 31, 1997 and thereafter, and profitability of at least $1.00 for each fiscal quarter. As of September 30, 1997 the Company was in compliance with all covenants. As of September 30, 1997, the Company had $2,725,000 available under the revolving line of credit.

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







                                  8 of 18 pages

Item 2.        Management's  Discussion and Analysis of Financial
               Condition and Results of Operations.


                           LOGIC DEVICES INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Revenues

        Net revenues decreased by 7%, from $3,389,700 for the three months ended September 30, 1996 to $3,181,900 for the three months ended September 30, 1997. The decrease in revenues for the period was the result of lower sales volumes for the Company's DSP products. Shipments of the Company's DSP products were down from the 1996 period as a result of a small backlog of orders in the 1997 period. Revenues generated from the Company's SRAM products increased during the 1997 period.

        Net revenues decreased by 17%, from $10,494,700 for the nine month period ended September 30, 1996 to $9,006,400 for the nine months ended September 30, 1997. The decrease in revenues for the nine month period was the result of lower sales volume for the Company's DSP products. Revenues from the Company's SRAM products have increased significantly in the 1997 period. The lower sales volume for the 1997 period has been the result of a lower backlog of orders for the period due to a very weak order rate experienced since the last half of 1996 and early 1997.

Expenses

        Cost of sales increased 5% from $1,847,600 or 55% of net revenues for the three months ended September 30, 1996 to $1,935,400 or 61% of net revenues for the same period in 1997. Gross profit decreased 24%, from $1,542,100 in the former period to $1,246,500 in the latter period. The decrease in gross profit is the result of lower revenues for the period combined with higher cost of goods sold which included increases in inventory reserves. As a percentage of net revenues, gross profit decreased from 45% for the three months ended September 30, 1996 to 39% for the three months ended September 30, 1997.

        Cost of sales increased 2% from $5,622,300 or 54% of net revenues for the nine months ended September 30, 1996 to $5,730,000 or 64% of net revenues for the same period in 1997. Gross profit decreased 49% from $4,872,400 in the former period to $3,276,400 in the latter period. This was the result of the lower sales volume for the period combined with a lower profit margins experienced on the Company's SRAM products, and higher cost of goods sold which included increases in inventory reserves.




                                  9 of 18 pages

        Research and development ("R & D") expenses for the three months ended September 30, 1997, were $391,300, a decrease from $436,300 for the same period in 1996. For the nine month period, research and development expenses were $1,147,700 for 1997, decreasing from $1,231,100 for 1996. As a percentage of net revenues, R & D expenses were 12% for the three months ended September 30, 1997, compared to 13% for 1996. For the nine months ended September 30, 1997, R & D expenses as a percentage of net sales were 13% compared to 12% for 1996. In both the 1996 and 1997 periods the Company dramatically increased its product development efforts. In 1996, the Company invested heavily in new design tools, development software, and additional personnel to increase and accelerate new product development for 1997. The Company also invested new product tooling at foundry sources to increase the Company's product offerings and diversify foundry sources. Even though the Company had slightly more R&D costs in the first half of 1996 than 1997, the Company has increased its new product output in 1997. Where in 1996, R&D expenses largely consisted of costs associated with the setup and training of personnel on new design tools hardware and software, 1997 expenses have been cost associated with additional employees and product development. The Company intends to continue to make substantial investments in product R & D.

        Selling, general and administrative ("S,G & A") expenses were $790,300 for the three months ended September 30, 1997, a decrease from $949,400 for the same period in 1996. For the nine months ended September 30, 1997, S, G & A expenses were $2,613,100, decreasing from $2,970,500 for the same period in 1996. As a percentage of net sales, selling, general and administrative expenses were 25% for the three months ended September 30, 1997 compared to 28% in 1996. As a percentage of net sales, selling, general and administrative expenses were 29% for the nine months of 1997 compared to 28% in 1996. S,G & A expenses have decreased as a result of lower sales commission expense due to the lower sales volume and consolidated sales network. The Company has reduced the number of its commissioned outside sales representative organizations and now services those areas with the Company's direct sales force. The Company, however, has increased its sales and marketing efforts substantially. The Company intends to continue to expand these efforts in the future.

        Net operating income decreased to $64,900 or 2% of net revenues for the three months ended September 30, 1997 versus income of $156,400 or 5% of net revenues for the same period in 1996. For the nine month period ended September 30, 1997 the Company had a net operating loss of $484,400 or negative 5% of net revenues versus a net income of $670,800 or 6% of net revenues for the same period in 1996.

        For the three month period in 1996, the Company earned $4,700 in Other Income from interest on cash invested versus Other Expense of $61,100 in 1997 which consisted of interest expense on outstanding debt. For the nine month period in 1996, the Company earned $73,300 in Other Income from interest on cash invested versus Other Expense




                                 10 of 18 pages
of $188,900 in 1997 which consisted largely of interest expense on outstanding debt.

        As a result of the foregoing, net income for the three months ended September 30, 1997 was $2,500 or compared to net income of $95,300 or 3% of net revenues for the same period in 1996. For the nine months ended September 30, 1997, there was a net loss of $406,600 or a negative 5% of net revenues compared to net income of $449,800 or 4% of net revenues for the same period in 1996.

Liquidity and Capital Resources

Cash Flows

        For the nine months ended September 30, 1997, the Company had after-tax cash earnings (net income/loss less non-cash depreciation and amortization charges) of $589,900 and $1,216,400 for the 1996 period. Although the Company has historically relied on after-tax earnings as the Company's primary source of financing for working capital needs and for capital expenditures, the Company used bank borrowing during the 1997 period.

        During the 1997 period, after-tax cash earnings of $589,900 and increases in bank borrowings of $1,275,000 and decreases in inventories of $1,176,200, funded increases in account receivables of $1,288,500, decreases in accounts payable of $767,700, and deceases in accrued and prepaid expenses of $230,800 which resulted in net cash provided by operations of $161,000 versus net cash used of $3,000,300 in 1996. The Company invested $1,699,500 in capital expenditures and other assets during the period consisting largely of capitalized product tooling and development assets. The Company received an income tax refund of $350,000 in the second quarter of 1997 and will receive an additional refund of $703,000 in the fourth quarter of 1997.

        For the first nine months of 1996, the Company used $3,000,300 in cash flow from operating activities. This use of cash was the result of increases in inventories of $3,625,100 and payment of income taxes due of $819,000, offset by after-tax cash earnings generated of $1,216,400 (net income plus depreciation and amortization) and cash of $638,500 provided from accounts receivables. The Company invested $1,244,500 in capital expenditures and other assets for research and development tools and new product tooling during the nine month period of 1996. The Company received proceeds of $267,000 from the exercise of certain warrants and employee stock options. The result was a net use of cash for the nine months of 1996 of $3,060,700.

Working Capital

        The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained these levels of inventories and accounts receivable.




                                 11 of 18 pages

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

Financing

        On June 16, 1997, the Company renewed its $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1998. The line of credit bears interest at the bank's reference rate (8.50% at September 30, 1997). The line of credit is secured by the




                                 12 of 18 pages
assets of the Company and requires the Company to maintain a minimum tangible net worth of $19,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.00 to 1.00 increasing to 1.35 to 1.00 at September 30, 1997 and increasing again to 1.50 to 1.00 at December 31, 1997 and thereafter, and profitability of at least $1.00 for each fiscal quarter. As of September 30, 1997 the Company was in compliance with all covenants. As of September 30, 1997, the Company had $2,725,000 available under the revolving line of credit.

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





                                 13 of 18 pages

                           PART II - OTHER INFORMATION

                           LOGIC DEVICES INCORPORATED


Item 6. Exhibits and Reports on Form 8-K.

        (a)    (1) Exhibit 11 - Computation of Earnings Per Common Share

               (2) Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.









                                 14 of 18 pages

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Logic Devices Incorporated
                                              (Registrant)


Date:   November 13, 1997                   By /s/ WILLIAM J. VOLZ
     ----------------------------             ----------------------------------
                                              William J. Volz
                                              President and Principal
                                              Executive Officer


Date:   November 13, 1997                   By /s/ TODD J. ASHFORD
     ----------------------------             ----------------------------------
                                              Todd J. Ashford
                                              Chief Financial Officer and
                                              Principal Financial and
                                              Accounting Officer





                                 15 of 18 pages

                               INDEX TO EXHIBITS


Exhibit
Number              Description
-------             -----------
  11                Computation of Earnings Per Common Share

  27                Financial Data Schedule






                                 16 of 18 pages