Form 10-K
period 1997-12-31
LOGIC DEVICES INC
filed 1998-03-31
CIK 802851

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the Fiscal Year ended December 31, 1997

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

           Securities registered pursuant to Section 12(b) of the Act

Title of Class                        Name of each exchange on which registered

     NONE                                             NONE
  ----------                                       ----------

           Securities registered pursuant to Section 12(g) of the Act

                         COMMON STOCK, WITHOUT PAR VALUE
                         -------------------------------
                                (Title of Class)

                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant on March 24, 1998 was approximately $16,069,594. On that date, there were 6,121,750 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference: Proxy Statement for the 1998 Annual Meeting of Shareholders.

================================================================================
                                  Page 1 of 43

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

        Logic Devices Incorporated (the "Company") develops and markets high-performance digital integrated circuits. The Company's circuits address applications which require high computational speeds, high-reliability, high levels of circuit integration (complexity), and low power consumption. The Company's circuits are incorporated into products manufactured by original equipment manufacturers and utilized to provide high-speed electronic computation in digital signal processing, video image processing, and telecommunications applications. The Company's product strategy is to develop and market industry standard circuits which offer superior performance, as well as proprietary circuits to meet specific customer needs.

        The Company offers products in two areas: (1) Digital Signal Processing
(DSP) circuits consisting of high-performance arithmetic computational functions (multipliers, arithmetic-logic units "ALUs", special math functions applicable to digital signal processing computations, and programmable DSP multiple processor units) ; and (2) high-speed Static Random Access Memories (SRAMs) including FIFO (first in/first out) memories. During 1997, the Company introduced 8 new products as well as obsoleted a number of maturing products. As of December 31, 1997, the Company offered 45 products which are sold to a diverse customer base. With the multiplicity of packaging and performance options, the 45 basic products result in approximately 500 catalog items.

        Some of the Company's products are designed to replace existing industry standard integrated circuits while offering superior performance, lower power consumption, and reduced cost. The Company also develops proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems.

        The Company relies on third party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given Company design, from which finished products are then assembled. The Company's strategy is to out-source wafer processing to third party foundries in order to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility. See "Business -- Background." The Company works closely with the foundries in order to take advantage of their processing capabilities and continues to explore and develop additional foundry relationships in order to minimize its dependence on any single relationship.

        The Company markets its products worldwide through its own direct sales force, a network of 25 national and international independent sales representatives, and 15 international and domestic distributors. In 1997, approximately 34% of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 66% of net revenues. Among the Company's OEM customers are Honeywell, SDX, Solectron Corporation, Acuson Corporation, DSC Communications Corporation, Lockheed Martin, Boeing, Boston Technology, General Dynamics, ESI, Hewlett Packard and Advanced Technologies Laboratories, Inc. Approximately 69% of the Company's net revenues was derived from within the United States and approximately 31% was derived from foreign sales.

        The Company was incorporated under the laws of the State of California in April 1983. The Company's principal offices are located at 1320 Orleans Drive, Sunnyvale, California 94089, and its telephone number is (408) 542-5400.

BACKGROUND

        Continued rapid advances in fabricating silicon based semiconductors is driving a global revolution in electronics. With these on-going advances the ability to economically compute, communicate, and control seems to be limited only by the creativity required to implement ever more complex electronic systems. It is now not only possible, but becoming increasingly more common, to implement entire electronic systems on a single small sliver of silicon. As a result, the challenges to the industry have increasingly turned toward innovative product definition, timely product development, technical customer support, and heavy capital investments in advanced semiconductor wafer fabrication facilities. The rapid advances in chip fabrication technology have resulted in a specialization of skills within the industry. In addition to the specialization in materials processing skills required to fabricate semiconductor wafers, the industry increasingly requires and values system architecture, signal processing algorithm, and circuit design expertise as essential skills for developing financially successful products. Opportunities have thus emerged for semiconductor companies which focus on product definition, advanced design techniques and technical application support, and which rely on third parties for wafer fabrication. The Company focuses its resources on defining and developing high performance integrated circuit components for growing markets which require demanding computational throughput.

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

MARKETS AND PRODUCT STRATEGIES

        The Company believes it possesses advanced competencies in two areas:
DSP algorithm development and high speed, very large scale, integrated circuit development.

        DSP involves converting light, sound, or other naturally occurring analog waveforms into a stream of digital values which may then be processed, manipulated, exchanged, or sorted by electronic systems. DSP provides many advantages, including: i) the ability to process and manipulate digital data with consistency and precision; ii) the ability to store and recall information; and iii) the ability to extract information content and compress the amount of data which must be stored, processed or transmitted. Manipulation of video images and speech requires signal processing rates and precision that are not practical with analog technology or with general purpose (non-DSP) processors. DSP is an increasingly important technology for many emerging product technologies.

        The Company?s advanced capability in high-speed circuit design facilitates the implementation of very high performance DSP circuits. With the increasing cost effectiveness of DSP as a result of rapid advances in semiconductor process technology, DSP is becoming ubiquitous in our lives. As a result DSP has attracted the considerable attention of very large and formidable competitors. Of necessity, these competitors, however, tend to focus on very high volume, application specific markets, or on general purpose programmable DSP products which can be programmed to address a wide variety of applications.

        In order to avoid direct competition with these formidable competitors, the Company seeks to identify products and markets which demand greater performance than can be accomplished with a programmable DSP and markets for application specific functions which are small enough not to attract significant attention from larger chip manufacturers.

        High quality video image processing is one such area. Video image processing requirements currently require between 10 and 100 times greater computational capacity than programmable DSP processors can deliver. Mass market video graphics and image processing products such as 3D personal computer graphics boards are generally targeted at selling price points which cannot support studio broadcast quality images. Moreover, studio broadcast quality equipment may generally be required to process video images many times in the composition and editing of on-air material. In contrast, personal computer graphics screens are processed for display in real time only. As a result while the underlying mathematical computations for processing both broadcast and computer images are similar, two distinct markets exist. As a result of the very high volume potential available for a successful personal computer graphics chip product, many companies compete fiercely over this market opportunity. In contrast, the broadcast industry, while it requires more robust mathematical precision in processing images, consumes far fewer chips. Due to its more modest market size, this market has been relatively ignored by the chip industry. As a result, the Company has identified this area as a productive area to apply its core strengths.

        In the United States, television broadcasting is scheduled to begin a transition from analog to digital transmission during 1998. In addition to providing improved image quality as a result of increased resolution, the image aspect ratio (width/height) will be changed from the traditional, nearly rectangular 4 by 3 size of current televisions to a wider screen 16 by 9 ratio more similar to motion picture screens. Due to the large base of currently installed equipment, for a number of years both formats will co-exist. In addition, due to the initially limited availability of content in the wide format, the industry faces the need to resize images back and forth between the two formats with exceptionally high computational precision, so as to preserve the image quality advantages of the newer digital format.

        Many of the Company?s initial DSP building block components were the first to achieve speeds necessary to process broadcast video images in real time. Later, the low power consumption of the Company?s products allowed these products to be offered in lower cost commercial grade packaging, as opposed to high cost ceramic packages, which were required to dissipate the heat from earlier high power bipolar components. As a result of these advantages, video image processing applications have historically represented nearly 50% of the Company?s revenues.

        With the Company?s significant presence in the broadcast equipment industry, the Company has jointly defined with its existing customers a family of very high performance digital image filtering circuits which facilitate the smoothing of edges as video images are stretched and resized. During 1997, the Company developed the initial members of this family and sampled them to original equipment manufacturers for incorporation into high definition digital television studio production systems.

        As a result of its initial work on digital filtering and image resizing circuits, the Company has identified a number of secondary applications for this product technology. Many of the current products are also applicable, and are expected to be incorporated into, advanced medical imaging equipment such as CAT and ultrasound scanners. Military applications include infra-red, radar, and video image seekers, as well as multi-mode displays.

         In order to expand production unit volumes, the Company has recently defined additional related products which it intends to develop to address the multi-media projector market. While the core image processing requirements are similar to the broadcast industry, this market requires higher levels of integration in order to support a lower cost solution.

        Telecommunications, in all of its various forms, is the fastest growing and largest current market for DSP chips. The Company has found that its digital filtering components find occasional application in wireless base station processing. Analogous to video image processing, major industry suppliers have tended to concentrate their efforts on the high volume, handset side of the wireless link, while the base station side has received far less attention. Due to demands for fewer, smaller, and less intrusive antenna sites, the digital filtering required in multichannel wireless base stations is computationally intensive and power limited. The Company believes this area is an attractive target for the Company?s future product directions.

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

        The Company's current SRAM products, with densities ranging from 256K bits to 1024K (K = 1024 or one megabit) bits, generally are targeted toward high-speed applications which are experiencing high rates of growth in unit demand due to sharply increasing performance demands of advanced processor architectures.

        FIFO Memory Products

        FIFO (First-In/First-Out) memory products are frequently utilized at the input and output of DSP systems to handle any mismatches between when input data is available, or output data is required relative to the rate of which signals can be digitally processed. FIFOs incorporate many elements of the Company's memory design expertise and are synergistic to the Company's DSP customer base.

        Due to the very large market for SRAMs, many competitors have entered this market making it extremely price competitive. In the past, particularly during 1995, the Company was unable to meet demand for its SRAM products. Conversely, in 1996, the SRAM market collapsed with average selling prices falling nearly 80% within a few months. As a result of these dramatic market swings, the Company attempts to limit its participation in the SRAM market to military and high-reliability applications where the number of competitors who can produce such grades of SRAMs is relatively limited and product pricing is more stable. In spite of the exposure to market swings, the Company believes that offering SRAM products provides the Company with a number of advantages. First, due to the ubiquitous presence of SRAMs in electronic systems, they provide the Company initial entry into a wide range of electronic systems manufacturers. Second, the higher unit volume potential for SRAMs relative to the Company's DSP products allows the Company to spread its fixed manufacturing costs across more units, lowering the average overhead on all units. Third, SRAM sales tend to increase the Company?s utilization of wafers, which allows the Company better access to wafer foundry sources. Finally, the Company?s SRAM capability is increasingly a competitive edge in its DSP products, in as much as the Company?s DSP circuits invariably include large amounts of embedded SRAM memory.

PRODUCTS IN DEVELOPMENT

        The Company has historically experienced a close correlation between its success in introducing new products and increases in revenues. As a result, the Company is committed to a high level of product design and development activity. During 1996, the Company committed in excess of $2.5 million to purchase design automation tools and to expand its product development group in order to accelerate the rate of new product development. As a result, during 1997, the Company developed circuits of aggregate transistor complexity approximately equal to the entire number of transistors implemented during its entire prior history.

        With the benefit of on-going customer input resulting from its current digital filtering products, the Company has a number of new DSP product opportunities which it will undertake to develop in 1998. These products generally will be utilized in conjunction with the Company's current DSP products to further facilitate high precision signal processing. At current resource levels the Company does not expect to be able to complete all of the new product opportunities which it has identified. The level of product development expenditures will be dependent on the Company's success in meeting its financial objectives.

        The Company is increasingly developing more specialized products, as well as implementing additional memory functions that work with, and compliment, certain of the Company's DSP computational functions.

WAFER FABRICATION TECHNOLOGY

        The Company relies on third party silicon foundries to produce processed wafers from mask patterns designed by the Company. Through its wafer suppliers, the Company has access to advanced high-speed, high-density CMOS process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication facility. Products developed in 1997 utilize process technology with effective channel lengths under 0.35 micron. Coupled with the Company's structured custom design methodology and experience in high-speed circuit design, this technology has allowed the Company to create products that offer high computational speeds, high reliability, high levels of circuit integration (complexity) and low power consumption.

        The Company currently is dependent on two silicon foundry sources. Wafers are processed to pre-agreed specifications to produce integrated circuits designed by the Company. There can be no assurance that such relationships will continue to be on terms satisfactory to the Company. In general the Company's foundry sources do not guarantee minimum supplies. At times the Company's revenues have been limited by its inability to obtain adequate quantities of processed wafers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

PRODUCTION, ASSEMBLY AND TEST

        The Company's production operations consist of functional and parametric wafer testing, package marking, hot and cold testing, final inspection, quality inspection, and shipment. During 1997, the Company integrated new high speed production test and new package handling equipment to enable it to produce the advanced products which it is developing. As is customary in the industry, the Company's commercial grade plastic package devices are wafer tested and then shipped to high-volume assembly subcontractors in the Far East for assembly. Thereafter, the assembled devices are returned to the Company for final testing and shipment to customers. The Company continues to test raw material through finished product at various stages in the manufacturing process utilizing automated test equipment capable of volume production.

MARKETING, SALES AND CUSTOMERS

        The Company markets its products worldwide to a broad range of customers through its own sales efforts, a network of 25 national and international independent sales representatives, and 15 electronics distributors. The Company concentrates its direct marketing efforts on the high-performance segments of the telecommunication, military, industrial, and computer markets in applications where high-speed and low power consumption are critical. Among the Company's OEM customers are Honeywell, SDX, Solectron Corporation, Acuson Corporation, DSC Communications Corporation, Lockheed Martin, Boeing, Boston Technology, General Dynamics, ESI, Hewlett Packard and Advanced Technologies Laboratories, Inc.

        The Company coordinates sales from its Sunnyvale, California facility. The Company also maintains regional sales offices on Long Island, New York, and in Tampa-St. Petersburg, Florida as well as field applications support offices in Raleigh, North Carolina to serve the East Coast and San Diego, California to serve the West Coast. The Company also has a sales office in Warminster, England to support the Company's European sales activities. The Company's sales managers direct the activities of the independent sales representative firms and focus on major target accounts. Sales representatives obtain orders on an agency basis and the Company ships directly to its customers. Sales representatives receive commissions on sales within their territories. Distributors purchase the Company's products for resale generally to a broad base of small to medium-size customers. North America is serviced by four regional and national stocking distributors. As is customary in the industry, domestic distributors are entitled to certain price rebates and limited stock rotation rights, for which the Company has made a provision in its consolidated financial statements. During 1997 and 1996, sales through both international and domestic distributors accounted for approximately 66% and 52% of net sales, respectively, while direct sales to OEMs accounted for approximately 34% and 48%, respectively, of net sales.

        In 1997, two customers accounted for approximately 16% and 12%, respectively, of net revenues. In 1996, two customers each accounted for approximately 10% of net revenues.

        International sales are conducted by sales representatives and distributors located in Japan, Canada, United Kingdom, Germany, France, Italy, Netherlands, Sweden, Finland, Hong Kong, Israel, Korea, Taiwan, and Spain. During 1997, 1996, and 1995, the Company's export sales were approximately 31%, 27%, and 20%, respectively, of net sales (see Note 11 in "Notes to the Financial Statements" contained in Item 8 below). The Company's international sales are billed in United States dollars and therefore settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for the Company's products. Although the Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, the Company has not experienced any material difficulties because of these restrictions.

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

BACKLOG

        As of March 31, 1998, the Company's backlog was approximately $4,386,300. The Company includes in its backlog all released purchase orders shippable within the following 18 months, including orders from distributors. The Company's backlog, although useful for scheduling production, does not represent actual sales and the backlog at any particular time should not be used as a measure of future sales or revenues. In accordance with accepted industry practice, orders in the backlog are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment and to changes in delivery schedules and do not reflect price adjustments that may be passed on to distributors and credits for returned products. The Company produces certain catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The Company's business for its catalog products, like the businesses of many companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts.

RESEARCH AND DEVELOPMENT

        The Company's engineering staff is involved in the design of both systems and integrated circuits. At the end of 1996, the Company sharply increased the size of its product development team and committed to the acquisition of software design automation tools in order to increase the rate of new product development. In 1997, the Company's development efforts were focused on the development of new digital processing circuits that address video image processing applications, as well as to the enhancement or extension of existing products, especially design of new integrated circuit layouts required for compatibility with new silicon wafer sources. Product design efforts are supplemented by computer-design and simulation equipment. The Company also has an experienced test engineering group which works closely with the designers to develop production test software. Research and development expenditures were 11% of sales in 1997 and 12% in 1996 and historically have been approximately 10% of net sales. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Statements of Income" contained in Item 8.

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

        In the area of high-performance DSP circuits, the Company competes with Texas Instruments, Lucent Technology, Fairchild, Analog Devices and Harris among others. In the area of high-performance static random access memories (SRAMs), the Company competes with, among others, Integrated Device Technology, Cypress Semiconductor, UMC, Micron Technology, Hitachi, NEC, Fujitsu, Motorola, Toshiba, and Winbond.

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

EMPLOYEES

        As of December 31, 1997, the Company had 58 full-time employees: 8 in administration, 15 in research and development, 3 in quality assurance, 19 in production/test and 12 in marketing and sales. In addition, from time to time, the Company uses consultants and part-time employees. The Company's ability to attract and retain qualified personnel is an important factor in its continued success. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

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

ITEM 2. PROPERTIES

        The Company's executive offices, as well as its manufacturing and principal research and design facilities, are located in approximately 21,600 square feet of space in Sunnyvale, California pursuant to a lease expiring on December 15, 2002. The Company maintains additional sales or field application support offices located in the metropolitan area of Raleigh, North Carolina, Long Island, New York, Tampa-St. Petersburg, Florida, San Diego, California, and Warminster, England. The Company currently leases these sales and field application support offices on a month-to-month basis. The Company believes that its facilities will be adequate to meet its reasonably foreseeable needs and, if necessary, that alternative facilities will be available to it on acceptable terms so as to meet its requirements.

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



ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock is traded under the symbol "LOGC" on the Nasdaq National Market System. The following table sets forth for the period indicated, the high and low closing prices for the Company's Common Stock as reported by Nasdaq:

              1996                          HIGH           LOW
              ----                          ----           ---

              First Quarter                $ 7 7/8        $ 4 7/8
              Second Quarter               $ 6 1/4        $ 4
              Third Quarter                $ 4 5/8        $ 3 1/4
              Fourth Quarter               $ 3 3/4        $ 2 1/16

              1997

              First Quarter                $ 2 3/4       $ 2 5/16
              Second Quarter               $ 2 1/2       $ 1 15/16
              Third Quarter                $ 3 1/2       $ 1 15/16
              Fourth Quarter               $ 4 7/16      $ 2 5/32

HOLDERS

        As of March 24, 1998, there were approximately 3,900 holders of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data of the Company set forth below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 has been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

(Dollars in thousands, except per share amounts)

                                              Year ended December 31,
                           -----------------------------------------------------------------
                             1997           1996          1995          1994          1993
                           --------       --------      --------      --------      --------
Net revenues               $ 12,519         12,525        16,611        13,492        12,817

Net (loss) income              (399)           122         1,384           708           277

Basic (loss) income
per common share              (0.07)          0.02          0.26          0.15          0.06

Weighted average
common shares
outstanding
(thousands)                   6,122          6,041         5,420         4,841         4,862

Working capital            $ 15,184         16,641        17,148         7,218         6,515

Property and
equipment (net)               5,110          4,204         2,410         2,163         2,371

Total assets                 27,493         26,500        23,366        14,925        13,682

Long-term liabilities         1,125          1,206           391         1,228         1,780

Shareholders' equity         20,727         21,126        20,711         8,810         7,902

Research and
development expenses          1,406          1,450         1,451         1,338         1,285


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

        The Company believes that relationships with silicon wafer suppliers can provide it with reliable sources of wafers while sparing the Company the substantial investment in capital equipment required to establish a wafer fabrication facility. During 1992 and 1995, the Company was unable to receive adequate supplies of processed wafers conforming to the Company's quality standards from its then foundry suppliers, and accordingly, the Company's business and relationships with its customers were adversely affected. In 1997, the Company had an abundant supply of wafer material from its suppliers as world wide wafer fabrication capacity became more readily available. The Company took advantage of this capacity by purchasing last run material on several of its products utilizing older process technologies rather than re-tool these products to newer process technologies. The Company works closely with the foundries in order to take advantage of their processing capabilities and continues to explore and develop additional foundry relationships in order to minimize its dependence on any single relationship. See "Business -- Wafer Fabrication Technology."

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

        The Company expects to continue to make substantial commitments to research and development of new products and to improve existing products. The Company introduced 8 new products in 1997. In addition to the 45 catalog products currently offered, the Company is continuously developing additional products, some of which are expected to be introduced in 1998.

        The following table sets forth for the periods indicated the percentage of net revenues (rounded to the nearest whole percent) represented by certain items of the Company's Consolidated Statements of Operations:

                                                Year ended December 31,
                                   --------------------------------------------------
                                   1997        1996       1995       97/96       96/95
                                   ----        ----       ----       ----        ----
Net revenues                        100%        100%       100%        -%         (25)%
Cost of revenues                     64%         56%        56%        13%        (25)%
                                   ----        ----       ----
    Gross margin                     36%         44%        44%       (17)%       (25)%

Operating expenses:

Research and development             11%         12%         9%        (3)%         -%

Selling, general and
    administrative                   28%         30%        21%        (8)%         4%
                                   ----        ----       ----

    Total operating expenses         39%         42%        30%        (7)%
                                   ----        ----       ----
                                                                                    5%

(Loss) income from operations        (3)%         2%        14%      (237)%       (90)%
Interest expense, net                (3)%         -%         2%        87%        (84)%
                                   ----        ----       ----

(Loss) income before
    income taxes                     (6)%         2%        12%      (471)%       (90)%

Income taxes                          3%          1%         4%      (540)%       (89)%
                                   ----        ----       ----

Net (loss) income                    (3)%         1%         8%      (426)%       (91)%
                                   ====        ====       ====


RESULTS OF OPERATIONS

Year Ended December 31, 1997 compared to the Year ended December 31, 1996

        Net revenues for the year ended December 31, 1997 were $12,518,500, essentially unchanged from the $12,524,900 recorded in the year ended December 31, 1996. In early 1997, the Federal Communication Commission announced that it would require broadcasters in the ten largest market areas to begin digital television broadcasting by the fall of 1998. The immediate response to this announcement was to slow planned incremental upgrades of existing studio equipment while broadcasters assessed the requirements to move to digital television broadcasting. As a result of this pause in end equipment purchases, sales of the Company's components to studio equipment manufacturers was adversely impacted. Also during 1997, the Company experienced periods where it was unable to support certain of its SRAM product types due to a transition to manufacturing these products with newer process technology.

        Cost of revenues increased from $7,008,900 in the year ended December 31, 1996 to $7,933,100 in the year ended December 31, 1997. Gross profit decreased from $5,516,000 in 1996 to $4,585,400 due to this increase in cost of goods sold. Gross profit margin as a percentage of sales decreased from 44% for 1996 to 36% in 1997. This decrease in gross profit dollars and lower gross profit margin on revenue from product sales in 1997 was due to higher inventory write downs in the 1997 period.

        Research and development expenses were $1,405,600 in the year ended December 31, 1997 versus $1,450,100 in the year ended December 31, 1996. Research and development expenses as a percentage of net revenues decreased from 12% in 1996 to 11% in 1997. Research and development expenses were essentially the same for the 1997 and 1996 periods as a result of fewer mature product re-tooling charges for the period offset by substantial investments in R&D personnel and design software which will increase the new product development during 1998.

        Selling, general and administrative expenses decreased 8% from $3,827,000 in the year ended December 31, 1996 to $3,507,500 in the year ended December 31, 1997. The decrease was largely due to cost containment initiatives instituted in light of the Company's losses during the early part of 1997. As a percentage of net revenues, selling, general and administrative expenses decreased from 30% in 1996 to 28% in 1997.

        In the year ended December 31, 1997, operating income (loss) decreased 237% to $(327,700) from $238,900 in the year ended December 31, 1996, due to the above-mentioned factors. As a percentage of net revenues, operating income decreased from 2% in the 1996 period to negative (3)% in the 1997 period.

        Interest expense increased from $94,500 in 1996 to $439,700 in 1997 as the Company's borrowing increased from $2,000,000 at year end 1996 to $3,525,000 at year end 1997. This was offset by interest income of $72,200 in 1996 and $4,900 in 1997.

        As a result of the foregoing, net income decreased from $122,300 in the year ended December 31, 1996 to a loss of $(398,600) in the year ended December 31, 1997.

Year Ended December 31, 1996 compared to the Year ended December 31, 1995

        Net revenues for the year ended December 31, 1996 were $12,524,900, a 25% decrease over the $16,611,100 in the year ended December 31, 1995. The decrease was due entirely to reduced sales of the Company's SRAM products, which decreased substantially over the former period. The market price for SRAMs fell nearly 80% in a matter of months during the first half of 1996. SRAMs, which accounted for 45% of revenues in 1995, accounted for only 14% of revenues in 1996. The short fall was due to both price deterioration and order cancellation from many of the Company's first tier customers. The Company re-directed its SRAM sales activity towards the high reliability military and industrial segments where superior performance and reliability command more favorable pricing. The Company's DSP product line experienced a 20% growth rate from 1995 to 1996. This growth in revenue from the Company's DSP product was not enough to overcome the weakness in the SRAM market.

        Cost of revenues decreased from $9,259,200 in the year ended December 31, 1995 to $7,008,900 in the year ended December 31, 1996. Gross profit decreased from $7,351,900 in 1995 to $5,516,000 due to the decrease in net revenues. Gross profit margin as a percentage of sales remained constant at 44% for 1995 and in 1996. The decrease in gross profit dollars was due to the decrease in revenues for 1996. The Company experienced a higher gross profit margin on revenue from product sales in 1996 (as explained above), however, this was offset by higher inventory write-downs for the 1996 period.

        Research and development expenses were $1,450,100 in the year ended December 31, 1996 versus $1,450,600 in the year ended December 31, 1995. Research and development expenses as a percentage of net revenues increased from 9% in 1995 to 12% in 1996. Research and development expenses were essentially the same for the 1996 and 1995 periods as a result of fewer new product development tooling charges for the period offset by substantial investments in R&D personnel and design software which increased the new product development during 1997. Although the new personnel and software were employed in late 1996, the full year effect of their costs along with new product tooling costs primarily impacted 1997 R&D expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

        For the three years ended December 31, 1997 the Company's after-tax cash earnings (net loss plus non-cash items) significantly exceeded its net loss, due to significant non-cash charges for depreciation. Such after-tax cash earnings ($1,104,500 in 1997, $1,595,200 in 1996, and $2,020,900 in 1995) as well as bank borrowings have served as a primary source of financing for the Company's working capital needs and for capital expenditures during these years.

        During 1997, the Company's after-tax cash earnings (net loss of $398,600 plus non-cash items of $1,503,200) along with a decrease in inventories of $1,529,800, was offset by growth in accounts receivables of $2,179,300. These items along with net other cash flows items from operations provided a total of $292,800 in net cash from operating activities. Capital equipment expenditures and increases to other assets used $1,740,100 in cash. Bank borrowing provided $2,325,000 in cash, and repayment of long-term capital lease obligation used $660,700 in cash. Net of such amounts resulted in a decrease in cash and cash equivalents of $583,000 for the 1997 period.

        During 1996, the Company's after-tax cash earnings (net income of $122,300 plus non-cash items of $1,472,900) along with cash provided from accounts receivables of $1,191,500, was more than offset by increases in inventories of $5,632,900 (increases in inventories was funded by after-tax cash earnings, cash provided from receivables and cash on hand). These items along with net other cash flows items from operations used a total of $4,060,700 in net cash from operating activities. Capital equipment expenditures and increases to other assets used $1,517,500 in cash. Bank borrowing provided $2,000,000 in cash, exercise of warrants and stock options provided $292,500 in cash and repayment of long-term capital lease obligation used $421,900 in cash. Net of such amounts resulted in a decrease in cash and cash equivalents of $3,707,600 for the 1996 period.

        During 1995, the Company's after-tax cash earnings provided funding for increases of $1,214,400 in inventories, $1,856,400 of accounts receivable and $199,800 in net other resulting in net cash used by operations of $457,700. Capital equipment expenditures and increases to other assets used $1,703,700 net in cash. The Company completed three private placements of securities during the period, which provided $9,665,200 in net cash. Repayment of bank notes (including a term loan in the principal amount of $800,000, which had been used previously to repay certain debt to shareholders) used $6,657,800 net in cash. The Company was also provided with cash flow from the exercise of certain warrants and employee stock options, which provided $542,100 in cash flow for the period.

        The Company believes that its after-tax cash earnings, combined with reductions in the levels of inventories and accounts receivable, and financing available under its existing bank line of credit and future lease lines of credit, if any, will be sufficient to support its working capital and capital expenditure requirements for at least the next twelve months.

Working Capital

        The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained high levels of inventories and accounts receivable.

        The Company relies on third party suppliers for raw materials and as a result maintains substantial inventory levels to protect against disruption in supplies. The Company has historically maintained inventory turn over of approximately 225 days to 365 days, since 1990. A low point in inventory levels came in 1992 and 1993 when the Company had supply disruptions from one of its major suppliers.

        The Company looks at its inventories in relationship to its sales, which have ranged from 140 days to 362 days within the periods between 1997 and 1990. This inventory to sales ratio is a more stable measure of inventory levels, versus the traditional inventory turnover measure because, at the times when the Company is experiencing supply disruptions, and therefore lower inventory levels, the Company is also experiencing increased costs of goods due to inefficiencies in its operations stemming from sporadic deliveries which skews the numerator and denominator in different directions for inventory turns calculations. During 1997, the Company reduced its inventory by $1,529,800, or by 11% of the value at the beginning of the year. The Company seeks to continue to reduce its inventories, although new product introductions continue to assert upward pressure on inventory levels which tend to be offset by reductions in existing product inventories.

        The Company provides reserves for any product material that is over one year old with no backlog or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. For the year ended December 31, 1997, the Company took physical inventory write-downs of approximately $1,224,000. See "Schedule 2" of the accompanying consolidated financial statements.

        The Company's accounts receivable level is generally correlated to the Company's previous quarter revenue level. Because of customer order scheduling, up to 80% of the quarterly revenues are sometimes shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable still not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which made up 66% of the Company's 1997 revenues) generally pay 90 days and beyond, results in the account receivable balances at the end of the quarterly period being at its highest point for the period.

        Although current levels of inventory and accounts receivable impact the Company's liquidity, the Company believes that it is a cost of doing business given the Company's fabless operation. The Company continues to evaluate possibilities for diversifying its supplier base to reduce the risk of supply disruption. However, this continues to require a significant investment in product development to tooling with new suppliers. The Company expects that as it expands its customer base it will be able to even out the flow of its shipments within its quarterly reporting periods. The Company seeks to achieve on-going reductions in inventory and accounts receivable levels although it cannot guarantee that such reductions will be achieved within a precise period of time due to both its current high rate of introductions of new products into the inventory pool and its inability to control customer order schedules.

Financing

        On June 1, 1997, the Company renewed a $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1998. The line of credit bears interest at the bank's prime rate (8.50% at December 31, 1997). The line of credit requires the Company to maintain a minimum tangible net worth of $17,500,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.50 to 1.00, and profitability on a year to date basis. As of December 31, 1997 the Company was not in compliance with certain covenants under the borrowings, however, the Company obtained a waiver from the Bank. (See
Note 6 of Notes to Consolidated Financial Statements.) The line of credit facility is secured by all of the assets of the Company. As of December 31, 1997, $2,475,000 was available under the line of credit facility.

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

        On February 15, 1995, the non-employee directors of the Company were granted warrants to purchase an aggregate of 220,000 shares of Common Stock. The grants were ratified by shareholders of the Company at the Company's 1996 annual meeting of shareholders held June 13, 1996. The warrants have an exercise price of $2.5625 per share, which was the last reported transaction price of the Common Stock on February 15, 1995, and expire on February 15, 2000. Of these warrants 120,000 were exercised in 1996 by two of the non-employee directors through loans made to them from the Company. The loans mature July 1998 and accrue interest at reference rate plus 2%. Certain other warrants to purchase an aggregate of 34,350 shares of Common Stock were issued by the Company in connection with two of the private placements which occurred in 1995. Under one transaction, the warrant gives the holders the right to purchase from the Company up to 31,850 shares of Common Stock at an exercise price equal to $12.625 per share (the last reported transaction price on August 21, 1996). The warrant was exercisable immediately upon its issuance and expires on August 21, 1998. Under the other transaction, the warrants gives the holders the right to purchase from the Company up to 2,500 shares of Common Stock at an exercise price equal to $11.875 per share (the closing bid price on September 14, 1996). These warrants were exercisable immediately upon their issuance and expire on September 19, 1998. All of the warrants granted in these transactions are transferable by the holders thereof in accordance with applicable securities laws and the shares underlying these warrants have been registered under the Securities Act of 1933, as amended.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:                                                        Page
                                                                                          ----
Independent Auditors' Report................................................................20
Consolidated Balance Sheets, December 31, 1997 and 1996.....................................21
Consolidated Statements of Operations, years ended
  December 31, 1997, 1996 and 1995..........................................................22
Consolidated Statements of Shareholders' Equity,
  years ended December 31, 1997, 1996 and 1995..............................................23
Consolidated Statements of Cash Flows, years ended
  December 31, 1997, 1996 and 1995..........................................................24
Notes to Consolidated Financial Statements..................................................25
Quarterly Financial Data (unaudited) years ended
  December 31, 1997 and 1996................................................................36

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

Schedule II -  Valuation and Qualifying Accounts............................................41
Exhibit 11 - Computation of Earnings per Common Share.......................................44

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Logic Devices Incorporated

We have audited the consolidated financial statements of Logic Devices Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logic Devices Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




San Jose, California
March 2, 1998

                           LOGIC DEVICES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                                  1997                     1996
                                                                              ------------             ------------
Current assets:
    Cash and cash equivalents                                                 $     87,900             $    670,900
    Accounts receivable, net of allowance for doubtful
      accounts of $169,500 and $403,700, respectively (Note 12)
                                                                                 6,781,800                4,368,300
    Inventories (Note 3)                                                        12,399,100               13,928,900
    Prepaid expenses and other assets                                              412,000                  130,600
    Income taxes receivable (Note 7)                                               522,000                  789,800
    Deferred income taxes (Note 7)                                                 621,900                  920,900
                                                                                ----------               ----------
        Total current assets                                                    20,824,700               20,809,400

Property and equipment, net (Notes 4 and 9)                                      5,110,000                4,204,300
Other assets (Notes 2 and 8)                                                     1,558,300                1,486,300
                                                                              ------------             ------------

                                                                              $ 27,493,000             $ 26,500,000
                                                                              ============             ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank borrowings (Note 6)                                                  $  3,525,000             $  2,000,000
    Accounts payable                                                             1,011,400                1,074,600
    Accrued expenses                                                               446,300                  531,800
    Current portion of obligations under capital leases (Note 9)                   658,500                  561,900
                                                                              ------------             ------------
        Total current liabilities                                                5,641,200                4,168,300

Obligations under capital leases, less current portion (Note 9)                    705,300                  786,600
Deferred income taxes (Note 7)                                                     419,500                  419,500
                                                                              ------------             ------------
                                                                                 6,766,000                5,374,400
                                                                              ------------             ------------
Shareholders' equity (Notes 5 and 10):
    Preferred Stock, no par value; 1,000,000
      shares authorized; 5,000 designated as
      Series A; 0 shares issued and outstanding                                       --                       --
    Common Stock, no par value; 10,000,000
      shares authorized; 6,121,750 shares issued
      and outstanding                                                           17,341,900               17,341,900
    Common Stock subscribed                                                       (307,500)                (307,500)
    Retained earnings                                                            3,692,600                4,091,200
                                                                              ------------             ------------
        Total shareholders' equity                                              20,727,000               21,125,600
                                                                              ------------             ------------

Commitments and contingencies (Notes 5, 6, 8, 9 and 12)
                                                                              ------------             ------------
                                                                              $ 27,493,000             $ 26,500,000
                                                                              ============             ============


          See accompanying Notes to Consolidated Financial Statements.

                           LOGIC DEVICES INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                    1997                     1996                     1995
                                                                ------------             ------------             ------------
Net revenues (Note 11)                                          $ 12,518,500             $ 12,524,900             $ 16,611,100
Cost of revenues (Note 11)                                         7,933,100                7,008,900                9,259,200
                                                                ------------             ------------             ------------
           Gross margin                                            4,585,400                5,516,000                7,351,900
                                                                ------------             ------------             ------------

Operating expenses:
    Research and development                                       1,405,600                1,450,100                1,450,600
    Selling, general and administrative                            3,507,500                3,827,000                3,572,200
                                                                ------------             ------------             ------------
        Total operating expenses                                   4,913,100                5,277,100                5,022,800
                                                                ------------             ------------             ------------

           (Loss) income from operations                            (327,700)                 238,900                2,329,100
                                                                ------------             ------------             ------------

Other (income) expense:
    Interest expense                                                 439,700                   94,500                  339,700
    Interest income                                                   (4,900)                 (72,200)                (102,300)
    Other                                                            (12,200)                  14,300                   (7,900)
                                                                ------------             ------------             ------------
                                                                     422,600                   36,600                  229,500
                                                                ------------             ------------             ------------

           (Loss) income before income taxes                        (750,300)                 202,300                2,099,600

Income tax (benefit) expense (Note 7)                               (351,700)                  80,000                  715,800
                                                                ------------             ------------             ------------

           Net (loss) income                                    $   (398,600)            $    122,300             $  1,383,800
                                                                ============             ============             ============


Basic (loss) earnings per common share                          $      (0.07)            $       0.02             $       0.26
                                                                ============             ============             ============

Weighted average common shares outstanding                         6,121,750                6,041,483                5,419,672
                                                                ============             ============             ============

Diluted (loss) earnings per common share                        $      (0.06)            $       0.02             $       0.25
                                                                ============             ============             ============

Weighted average common shares outstanding - diluted               6,171,959                6,041,483                5,428,286
                                                                ============             ============             ============


          See accompanying Notes to Consolidated Financial Statements.

                           LOGIC DEVICES INCORPORATED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                        Preferred Stock              Common Stock                          Common
                                    -----------------------   --------------------------    Retained        Stock
                                     Shares       Amount         Shares        Amount       Earnings      Subscribed      Total
                                    --------   ------------   ------------  ------------  ------------   ------------  ------------

Balances as of December 31, 1994         154   $    154,000      4,762,584  $  6,071,200  $  2,585,100   $       --    $  8,810,300

    Proceeds from exercise
      of common stock options           --             --           66,000       283,500          --             --         283,500

    Private stock offerings, net
      of issuance costs of $416,300     --             --          912,500     9,665,200          --             --       9,665,200

    Conversion of Series A
      preferred stock into
      common stock                      (154)      (154,000)        25,666       154,000          --             --            --

    Purchase of assets for
      stock (Note 2)                    --             --           75,000       309,400          --             --         309,400

    Conversion of stock
      warrants (Note 5)                 --             --           74,955       258,600          --             --         258,600

    Net income                          --             --             --            --       1,383,800           --       1,383,800
                                    --------   ------------   ------------  ------------  ------------   ------------  ------------

Balances as of December 31, 1995        --             --        5,916,705    16,741,900     3,968,900           --      20,710,800

    Proceeds from exercise
      of common stock options           --             --           10,000        33,600          --             --          33,600

    Conversion of stock
      warrants (Note 5)                 --             --          195,045       566,400          --         (307,500)      258,900

    Net income                          --             --             --            --         122,300           --         122,300
                                    --------   ------------   ------------  ------------  ------------   ------------  ------------

Balances as of December 31, 1996        --             --        6,121,750    17,341,900     4,091,200       (307,500)   21,125,600

    Net loss                            --             --             --            --        (398,600)          --        (398,600)
                                    --------   ------------   ------------  ------------  ------------   ------------  ------------

Balances as of December 31, 1997        --     $       --        6,121,750  $ 17,341,900  $  3,692,600   $   (307,500) $ 20,727,000
                                    --------   ------------   ------------  ------------  ------------   ------------  ------------


          See accompanying Notes to Consolidated Financial Statements.

                           LOGIC DEVICES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                    (NOTE 13)


                                                          1997           1996           1995
                                                      ------------   ------------   ------------
Cash flows from operating activities:
    Net (loss) income                                 $   (398,600)  $    122,300   $  1,383,800
    Adjustments to reconcile net (loss) income
    to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                    1,438,400      1,210,400      1,120,100
        Allowance for doubtful accounts                   (234,200)       284,200         70,000
        Deferred income taxes                              299,000        (21,700)      (553,000)
        Changes in current assets and liabilities:
           Accounts receivable                          (2,179,300)     1,191,500     (1,856,400)
           Inventories                                   1,529,800     (5,632,900)    (1,214,400)
           Prepaid expenses and other assets              (281,400)        57,700        217,500
           Income taxes receivable                         267,800       (789,800)          --
           Accounts payable                                (63,200)        83,600       (279,200)
           Accrued expenses                                (85,500)      (566,000)       653,900
                                                      ------------   ------------   ------------
               Net cash provided by (used in)
               operating activities                        292,800     (4,060,700)      (457,700)
                                                      ------------   ------------   ------------

Cash flows from investing activities:
    Capital expenditures                                (1,522,700)    (1,344,400)      (884,800)
    Other assets                                          (217,400)      (173,100)      (818,900)
                                                      ------------    -----------   ------------
               Net cash (used in) investing
               activities                               (1,740,100)    (1,517,500)    (1,703,700)
                                                      ------------   ------------   ------------

Cash flows from financing activities:
    Proceeds from bank borrowings                        2,325,000      2,000,000      3,011,400
    Repayments of bank borrowings                         (800,000)          --       (5,857,800)
    Proceeds from long-term debt obligations                  --             --          800,000
    Repayments of long-term debt obligations                  --             --         (913,900)
    Payments of obligations under capital lease           (660,700)      (421,900)       (65,500)
    Repayments of obligations to shareholders                 --             --         (863,900)
    Sale of common stock                                      --          292,500     10,207,300
                                                      ------------   ------------   ------------
               Net cash provided by financing
               activities                                  864,300      1,870,600      6,317,600
                                                      ------------   ------------   ------------

Net (decrease) increase in cash and cash equivalents      (583,000)    (3,707,600)     4,156,200

Cash and cash equivalents at beginning of year             670,900      4,378,500        222,300
                                                      ------------   ------------   ------------
Cash and cash equivalents at end of year              $     87,900   $    670,900   $  4,378,500
                                                      ============   ============   ============

1.      Summary of Significant Accounting Policies

        The Company

        LOGIC Devices Incorporated (the Company) develops and markets high-performance digital complementary metal oxide silicon (CMOS) integrated circuits for applications that require high-operating speeds and low-operating power.

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

        Cost in Excess of Fair Value of Net Assets Acquired
        The Company amortizes costs in excess of the fair value of net assets acquired on a straight-line basis, over 7 years.

        Capitalized Software Costs
        Internal test computer software development costs incurred subsequent to the determination of its technical feasibility are capitalized and amortized on a straight-line basis over the shorter of the related expected product life cycle or five years. As of December 31, 1997, and 1996, such costs aggregated $2,202,000 and $1,903,700, respectively, and are included in other assets in the consolidated financial statements net of accumulated amortization of $1,812,300 and $1,708,700, respectively.

        Revenue Recognition
        Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time.

        Income Taxes
        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Deferred income taxes as of December 31, 1997 and 1996, primarily result from certain expenses that are not currently deductible for tax purposes.

        Advertising Expense
        The cost of advertising is expensed as incurred. Advertising costs were not significant in 1997, 1996, and 1995.

        Earnings Per Common Share
        In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share," which is required to be adopted on December 28, 1997. Conforming to SFAS No. 128, the Company has changed its method of computing earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options has been excluded. The impact of SFAS No. 128 was not significant for the prior years reported.

        Long-Lived Assets
        The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value.

        Fair Values of Financial Instruments
        In estimating its fair value disclosures for financial instruments, the Company used the following methods and assumptions:

        Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

        Investment securities: The fair values for marketable debt and equity securities are based on quoted market prices.

        Short-term debt: The fair value of short-term debt approximates cost because of the short period of time to maturity.

        Long-term debt: The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

                           LOGIC DEVICES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        As of December 31, 1997, the fair values of the Company's financial instruments approximate their historical carrying amounts.

        Stock-Based Incentive Program
        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company continues to use the accounting prescribed by APB Opinion No. 25 and as such is required to disclose pro forma net income and earnings per share as if the fair value based method of accounting had been applied (Note 10).

        Adoption of New Accounting Pronouncements
        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, are foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The disclosure prescribed by SFAS No. 130 is not expected to have a material impact on the Company.

        Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective in 1998.

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

                           LOGIC DEVICES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


        Reclassifications
        Certain 1996 and 1995 amounts in the financial statements and notes thereto have been reclassified to conform to the 1997 presentation.

2.      Acquisition

        In 1995, the Company acquired and accounted for as a purchase, certain intellectual and intangible assets of STAR Semiconductor Corporation. Total consideration for the acquisition was 75,000 shares of the Company's common stock valued at $309,400, for which the entire amount was assigned to costs in excess of fair value of the net assets acquired and other intangible assets. As of December 31, 1997 and 1996, such costs are included in other assets on the consolidated balance sheets net of accumulated amortization of $84,000 and $42,000, respectively.

3.      Inventories

        A summary of inventories at December 31 follows:

                                                     1997         1996
                                                 -----------  -----------
Raw materials                                    $ 2,824,400  $ 3,165,400
Work-in-process                                    6,468,900    6,744,900
Finished goods                                     3,105,800    4,018,600
                                                 -----------  -----------
                                                 $12,399,100  $13,928,900
                                                 ===========  ===========

4.      Property and Equipment

        A summary of property and equipment at December 31 follows:

                                                     1997         1996
                                                 -----------  -----------
Equipment                                        $ 9,302,800  $ 7,752,200
Tooling costs                                      5,518,500    4,870,600
Leasehold improvements                               225,200      225,200
                                                 -----------  -----------
                                                  15,046,500   12,848,000
Less accumulated depreciation and amortization     9,936,500    8,643,700
                                                 -----------  -----------
                                                 $ 5,110,000  $ 4,204,300
                                                 ===========  ===========

        Equipment under capital lease obligations aggregated $2,679,100 and $1,763,000 in 1997 and 1996, with related accumulated amortization of $950,700 and $622,000, respectively.

                           LOGIC DEVICES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


5.      Related Party Transactions

        Warrants
        Between 1991 and 1993, the Company granted warrants to purchase 150,000 shares of the Company's common stock to two groups of family trusts related to two of the Company's Board of Directors. Of these warrants, 74,955 and 75,045 were exercised at $3.45 in 1995 and 1996, respectively.

        In 1995, the Company granted 220,000 warrants to three non-employee directors to purchase the Company's common stock. These warrants are exercisable at $2.5625 per share and expire February 15, 2000 (Note 10). In 1996, 120,000 of these warrants were exercised via the issuance of two promissory notes maturing July 1998, and bearing interest at a reference rate plus 2%. These notes are included in common stock subscribed in the accompanying consolidated financial statements.

6.      Debt Financing

        Bank Borrowings
        The Company has a $6,000,000 revolving line of credit with a bank, which expires on May 31, 1998, bears interest at the bank's prime rate (8.5% at December 31, 1997), and is secured by the assets of the Company. The line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio, and profitability over a specified interval of time. As of December 31, 1997, the Company was not in compliance with certain covenants under the bank borrowings, however, the Company has obtained a waiver from the bank. At December 31, 1997, the Company had $2,475,000 available under the revolving line of credit.

7.      Income Taxes

        Income tax (benefit) expense for the years ended December 31, 1997, 1996 and 1995 comprise:

           Current      Deferred         Total
         -----------   -----------   -----------
1997:
Federal  $  (650,700)  $   317,400   $  (333,300)
State           --         (18,400)      (18,400)
         -----------   -----------   -----------
         $  (650,700)  $   299,000   $  (351,700)
         ===========   ===========   ===========

1996:
Federal  $    86,200   $   (18,400)  $    67,800
State         15,500        (3,300)       12,200
         -----------   -----------   -----------
         $   101,700   $   (21,700)  $    80,000
         ===========   ===========   ===========
1995:
                                     -----------
Federal  $ 1,075,100   $  (468,800)  $   606,300
State        193,700       (84,200)      109,500
         -----------   -----------   -----------
         $ 1,268,800   $  (553,000)  $   715,800
         ===========   ===========   ===========

        Deferred income tax (benefits) expenses result from timing differences in the recognition of

                           LOGIC DEVICES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


        certain expenses and income items for tax and financial reporting purposes as follows:

                                     1997        1996        1995
                                  ---------   ---------   ---------
Distributor sales                 $(160,100)  $ (40,100)  $  (5,700)
Capitalized inventory costs         146,400     (81,700)   (223,100)
Reserve not currently deductible    160,200    (120,800)    (71,900)
Depreciation                        108,400     264,400    (191,200)
Capitalized software costs           44,100     (43,500)    (61,100)
                                  ---------   ---------   ---------
                                  $ 299,000   $ (21,700)  $(553,000)
                                  =========   =========   =========

        The following summarizes the difference between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate of 34% in 1997, 1996 and 1995 to income before income taxes:

                                          1997        1996        1995
                                       ---------   ---------   ---------
Federal income tax at
   statutory rate                      $(255,100)  $  68,800   $ 717,300
Utilization of tax credits               (81,300)    (13,200)   (121,400)
   State income taxes, net of federal
       tax benefit                       (45,800)     12,400     129,500
Other, net                                30,500      12,000      (9,600)
                                       ---------   ---------   ---------
                                       $(351,700)  $  80,000   $ 715,800
                                       =========   =========   =========

        Deferred tax assets comprise the following:

                                     1997        1996
                                  ---------   ---------
Distributor sales                 $ 240,500   $  80,400
Capitalized inventory costs         348,000     494,400
Reserve not currently deductible    268,500     428,700
Depreciation                       (595,900)   (487,500)
Capitalized software costs          (58,700)    (14,600)
                                  ---------   ---------
Net deferred tax asset            $ 202,400   $ 501,400
                                  =========   =========

                           LOGIC DEVICES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


8.      Product Development and Foundry Agreements

        In order to secure a long-term volume source of wafer production, in December 1995, the Company entered into a foundry capacity agreement (the Agreement) with Zenitrum Mikroelektronik Drespin (ZMD), a German limited liability company. Under the terms of the Agreement, the Company secured a non-cancelable purchase commitment for one year's production capacity of certain of its products with ZMD, at predetermined prices. The Agreement required a $792,000 pre-payment for the year's purchases, which is included in other assets, and is renewable annually upon satisfaction of various provisions. In 1997, the Company extended its foundry capacity agreement with ZMD through March 1998, and expects to extend the Agreement in 1998, as well.

9.      Commitments

        The Company leases its facilities and certain equipment under operating leases. The facility lease requires the Company to pay certain maintenance and operating expenses such as taxes, insurance, and utilities. Rent expense related to these operating leases was $1,163,300, $1,174,400, and $939,100, during 1997, 1996 and 1995, respectively.

        A summary of the future minimum lease payments under capitalized leases together with the present value of such minimum lease payments and future minimum payments required under non-cancelable operating leases with terms in excess of one year follows:

        Years ending                                               Capitalized       Operating
        December 31,                                                    leases          leases
        ------------                                              ------------    ------------
        1998                                                      $    749,100   $   1,191,700
        1999                                                           488,800         862,500
        2000                                                           182,200         443,900
        2001                                                            71,600         323,700
        2002                                                                 -         323,600
                                                                  ------------    ------------
        Future minimum lease payments                                1,491,700   $   3,145,400
                                                                                  ============
        Less amount representing interest (9.5% to 15.8%)              127,900
                                                                  ------------
        Present value of future minimum lease payments               1,363,800
        Less current portion                                           658,500
                                                                  ------------
                                                                  $    705,300
                                                                  ============

10.     Capital Stock

        Common Stock
        During 1995, the Company issued 912,500 shares of the Company's common stock in private placement transactions exempt from registration under the Securities Act, which generated net proceeds of approximately $9,665,200. These proceeds were used to repay the then outstanding bank debt of $3,697,000.

                           LOGIC DEVICES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


        Also during 1995, the Company purchased certain assets of Star Semiconductor Corporation for 75,000 shares of the Company's common stock (Note 2).

        Stock Purchase Warrants
        As of December 31, 1997, the following common stock warrants were issued and outstanding:

               Issued with      Shares Subject     Exercise          Expiration
               Respect to:        To Warrant         Price              Date
               -----------      --------------     --------          ----------
               Private Placement       31,850      $ 12.6250         August 21, 1998
               Private Placement        2,500      $ 11.8750         September 19, 1998
               Non-employee:
                  Board of Directors
                  Compensation        100,000      $  2.5625         February 15, 2000

        Stock Option Plan
        FASB Statement 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net (loss) income and (loss) earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 1997, 1996, and 1995, respectively: dividend yield of 0; expected volatility of 139, 129, and 112 percent; risk-free interest rates of 8.5, 6.6, and 6.4 percent; and expected lives of 4 years for all plan options.

        Under the accounting provisions of FASB Statement 123, the Company's net
        (loss) would have increased and the Company's net income would have been reduced to the pro forma amounts indicated below:

                                         1997            1996           1995
                                    -------------   -------------  -------------
Net (loss) income:
   As reported                      $    (398,600)  $     122,300  $   1,383,800
                                    =============   =============  =============
   Pro forma                        $    (507,000)  $      39,200  $   1,320,300
                                    =============   =============  =============

Basic (loss) earnings per share:
   As reported                      $       (0.07)  $        0.02  $        0.26
                                    =============   =============  =============
   Pro forma                        $       (0.08)  $        0.01  $        0.24
                                    =============   =============  =============

Diluted (loss) earnings per share:
   As reported                      $       (0.06)  $        0.02  $        0.25
                                    =============   =============  =============
   Pro forma                        $       (0.08)  $        0.01  $        0.24
                                    =============   =============  =============

                           LOGIC DEVICES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


        A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                            Options Outstanding
                          -----------------------------------------------------------------------------------------
                              December 31, 1997             December 31, 1996                December 31, 1995
                          -------------------------     ---------------------------      --------------------------
                                        Wtd. Avg.                      Wtd. Avg.                     Wtd. Avg.
                           Shares    Exercise Price      Shares      Exercise Price       Shares     Exercise Price
                          --------   --------------     --------     --------------      --------    --------------
Outstanding at
 beginning of year          94,000       $ 7.963          97,500         $ 7.270           78,000        $ 2.760
Granted                    203,000       $ 2.125          10,000         $ 6.000           85,500        $ 8.000
Exercised                      --             --         (10,000)        $ 1.625          (66,000)       $ 2.886
Forfeited                  (36,000)      $ 8.000          (3,500)        $ 8.000              --             --
                          --------       -------        --------         -------         --------        -------
Outstanding at
 end of year               261,000       $ 3.402          94,000         $ 7.963           97,500        $ 7.270
                          ========       =======        ========         =======         ========        =======

Options exercisable
 at year-end               104,700                        43,000                           12,000
                          ========                      ========                         ========

Weighted-average fair
 value of options granted
 during the year                         $ 2.125                         $ 6.000                         $ 8.000
                                         =======                         =======                         ========

        The following table summarizes information about stock options outstanding at December 31, 1997:

                                Options Outstanding                            Options Exercisable
                  ---------------------------------------------------     ------------------------------
                     Number     Weighted-Average         Weighted-          Number          Weighted-
   Range of       Outstanding      Remaining              Average         Exercisable        Average
Exercise Prices   at 12/31/97   Contractual Life       Exercise Price     at 12/31/97     Exercise Price
---------------   -----------   ----------------       --------------     -----------     --------------

    $ 2.125          203,000       9.50 years              $ 2.125             50,700         $ 2.125
    $ 4.250            2,000       2.25 years              $ 4.250              2,000         $ 4.250
    $ 8.000           56,000       8.00 years              $ 8.000             42,000         $ 8.000
                 -----------                                              -----------
                     261,000                               $ 3.402             94,700         $ 4.775
                 ===========                               =======        ===========         =======

11.     Major Customers, Suppliers and Export Sales

        Major Customers
        In 1997, two customers accounted for approximately 16% and 12%, respectively, of net revenues. In 1996, two customers each accounted for approximately 10% of net revenues. In 1995, two customers each accounted for approximately 13% of net revenues, and one customer accounted for approximately 10% of net revenues.

        Major Suppliers
        In 1996, two suppliers were in excess of 10% of the Company's total purchases and aggregated approximately $ 4,094,600. There were no outstanding accounts payable to these suppliers at December 31, 1996.

                           LOGIC DEVICES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


        Export Sales
        The Company had the following export sales:

                   1997        1996        1995
                ----------  ----------  ----------
Western Europe  $3,077,000  $2,341,300  $1,831,400
Far East           717,000     904,000   1,500,600
Other               80,300      99,600     108,800
                ----------  ----------  ----------
                $3,874,300  $3,344,900  $3,440,800
                ==========  ==========  ==========

12.     Use of Estimates and Concentration of Other Risks

        The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require the use of management estimates. These estimates are impacted, in part, by the following risks and uncertainties:

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

        A significant portion of the Company's accounts receivable are derived from one major class of customer (distributors) with the remainder spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to provision being made at the date of the sale for returns and allowances, diversity of its products, end-customers, and geographic sales areas. The Company performs credit evaluations of its customers' financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

        The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Demand will differ from forecasts and such differences may have a material effect on actual operations.

13.     Statements of Cash Flows

        The Company paid $411,700, $94,500, and $339,700 for interest in 1997, 1996, and 1995, respectively, and $1,794,300, and $454,600 in income taxes in 1996 and 1995, respectively. The Company did not make any income tax payments during 1997.

        Noncash investing activities for the years ended December 31, 1997, 1996 and 1995 consisted of the acquisition of $675,800, $1,429,000 and $240,200, respectively, of equipment under capital leases.

        In addition, as discussed in Note 2, noncash investing activities in 1995 included the issuance of 75,000 shares of the Company's common stock for certain assets of STAR Semiconductor Corporation.

Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations (dollars in thousands, except per share data) for the years ended December 31, 1997 and 1996.


                                                           Quarter ended
                                   --------------------------------------------------------------
                                   3/31/97       6/30/97       9/30/97      12/31/97        Total
                                   -------       -------       -------      -------       -------
Net revenues                       $ 2,803         3,022         3,182        3,511        12,518
Gross margin                       $ 1,042           988         1,247        1,308         4,585

(Loss) income from
operations                         $  (307)         (242)           65          156          (328)

(Loss) income before
 income taxes                      $  (349)         (328)            4          (77)         (750)

Net (loss) income                  $  (211)         (198)            3            8          (399)

Basic loss per share               $ (0.03)        (0.03)         --           --           (0.07)

Weighted average
Common shares                        6,122         6,122         6,122        6,122         6,122


                                                               Quarter ended
                                         --------------------------------------------------------
                                         3/31/96      6/30/96     9/30/96     12/31/96      Total
                                         -------      -------     -------     --------      -----
Net revenues                              $3,609       3,496       3,390       2,030       12,525
Gross margin                              $1,634       1,696       1,542         643        5,516

Income from operations                    $  329         186         156        (432)         239

Income before income taxes                $  369         214         161        (542)         202

Net income                                $  221         134          95        (328)         122

Earnings per share                        $ 0.04        0.02        0.02       (0.06)        0.02

Weighted average
common shares                              6,219       6,222       6,222       6,041        6,041


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following is a list of the directors and executive officers of the Company as of March 24, 1998, all of whom are elected annually:

                                            Positions Held
        Name                 Age            With the Company
        ----                 ---            ----------------

        William J. Volz      50             President
                                            Director

        Mary C. deRegt       28             Chief Financial Officer
                                            Secretary

        William Jackson      50             Vice President/Manufacturing

        Michael S. Andrews   35             Chief Technical Officer

        Howard L. Farkas     73             Chairman of the Board

        Burton W. Kanter     67             Director

        Albert Morrison, Jr. 59             Director

        Bruce B. Lusignan    47             Director

        Mr. Volz is a founder of the Company. He has served as a director since its inception and has been the President of the Company since December 1987. Mr. Volz served as the Company's Vice President of Engineering from 1983 to 1987. He was previously employed by Texas Instruments, Inc., Mostek Corporation, and E-Systems, Inc.

        Ms. deRegt joined the Company in 1997 as Controller and was promoted to Chief Financial Officer on March 23, 1998. Ms. deRegt is a Certified Public Accountant, with 3 years public acccounting experience and 3 years industry experience. She graduated from Loyola Marymount University with a Bachelor of Science degree in Accounting in May 1992.

        Mr. Jackson joined the Company in 1990. Before joining the Company, Mr. Jackson held various engineering and management positions at Advanced Micro Devices ("AMD") and Monolithic Memories Inc. ("MMI"). Prior to AMD and MMI, he was employed by Raytheon Corporation, Litronix Corporation, and Western Electric. Mr. Jackson was appointed Vice President of Manufacturing in 1992.

        Mr. Andrews joined the Company in 1996 and was appointed Chief Technical Officer in 1997. He has earned a B.S. in Computer Engineering from Florida Institute of Technology in 1986, a M.S. in Electrical Engineering from the University of Texas at Dallas in 1989, and a Ph.D. in Electrical Engineering from the University of Texas at Dallas in 1998. He is an adjunct professor with San Diego State University where he has taught courses in digital signal processing and video processing. Just prior to joining Logic Devices he was with Texas Instruments, Inc., Dallas, Texas, and previously with STAR Semiconductor Corporation, New Jersey.

        Mr. Farkas is Chairman of the Board of the Company and has been a director since 1983. Mr. Farkas has been part owner of and a broker with Farkas Group, Inc., a commercial real estate company, since 1981. He has been a business advisor to Mr. S. A. Hellerstein, trustee of the Farkas Trusts, and Mr. Hellerstein's predecessor since 1964. He serves as a director of Synthetech, Inc., Power Cell, Inc. and Acquisition Industries, Inc. Mr. Farkas is vice president of G.A.S. Corp., a privately held corporation which serves as the corporate general partner of Gas Acquisition Services Limited Partnership. On June 27, 1990, such limited partnership sought protection under Chapter 11 of the federal bankruptcy laws and was subsequently liquidated. On September 22, 1992, Mr. Farkas filed for personal protection under Chapter 7 of the federal bankruptcy laws, and was released on November 26, 1996.

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

        The functions of the Audit Committee include reviewing the independence of the Company's independent auditors, recommending to the Board the engagement and discharge of independent auditors, reviewing with the independent auditors the plan and results of auditing engagements, reviewing the scope and adequacy of internal accounting controls and directing and supervising special investigations. The Audit Committee held one meeting during 1997.

        The functions of the Compensation Committee include reviewing and making recommendations to the Board with respect to the compensation of officers and other employees of the Company and establishing employee benefit programs. The Compensation Committee held three meetings during 1997.

        The Board held four meetings during 1997. All members of the Board attended each meeting during the year.

Compliance with Section 16(a) of the Exchange Act

        Based solely upon a review of Form 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company is not aware of any directors, officer or beneficial owner of more than 10% of the shares of the Company's Common Stock who failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year except that Michael A. Andrews did not timely file Form 3 when he was elected Chief Technical Officer in March of 1997. The Form 3 was filed in December 1997.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        (1) The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages 21 to 35 of this report; see Index to Consolidated Financial Statements at page 19 of this report.

        (2) Consolidated Financial Statement Schedules appear at page 41 of this report; see Index to Consolidated Financial Statement Schedules at page 19 of this report.

        (3)     The Index to Exhibits appears at page 43 of this report.

(b) Reports on Form 8-K: During the last quarter of fiscal 1997, the Company filed no Current Report on Form 8-K.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                         Balance       Charged to                                            Balance
                            at            costs        Charged to                               at
                        beginning          and            other                               end of
Description             of period       expenses        accounts            Deductions        period
                       ----------      ----------      -----------          ----------      ----------

1997

Allowance for:

Doubtful accounts      $  403,700      $               $        --        $               $  169,500

Inventory reserve      $  575,000      $1,224,000      $        --        $1,299,000      $  500,000

Sales returns          $  200,500      $   80,000      $        --        $   80,000      $  200,500


1996

Allowance for:

Doubtful accounts      $  119,500      $  400,000      $        --        $  115,800      $  403,700
Inventory reserve      $  575,000      $1,783,900      $        --        $1,783,900      $  575,000

Sales returns          $  100,500      $  100,000      $        --        $     --        $  200,500


1995

Allowance for:

Doubtful accounts      $   49,500      $  120,000      $        --        $   50,000      $  119,500

Inventory reserve      $  478,500      $  749,800      $        --        $  653,300      $  575,000

Sales returns          $  100,500      $  507,600      $        --        $  507,600      $  100,500

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        LOGIC DEVICES INCORPORATED


Date:  March 27, 1998               By:   /s/ William J. Volz
                                       ----------------------
                                              William J. Volz, President and
                                              Principal Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

  Signature                                     Title                          Date
  ---------                                     -----                          ----
    /s/ William J. Volz                 President                         March 27, 1998
  ------------------------------        (Principal Executive Officer)
      William J. Volz


    /s/ Mary C. deRegt                  Chief Financial Officer           March 27, 1998
  ------------------------------        (Principal Financial
      Mary C. deRegt                    and Accounting Officer)



    /s/ Howard L. Farkas                Chairman of the Board             March 27, 1998
  -----------------------------
      Howard L. Farkas                  of Directors


   /s/ Burton W. Kanter                 Director                          March 27, 1998
  -----------------------------
      Burton W. Kanter


    /s/ Albert Morrison, Jr.            Director                          March 27, 1998
  ------------------------------
      Albert Morrison, Jr.

    /s/ Bruce B. Lusignan               Director                          March 27, 1998
  ------------------------------
      Bruce B. Lusignan

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

10.14 Assignment of Warrant to purchase an aggregate of 100,000 shares of Common Stock. [10.1](14)

10.15   Secured Promissory Note between Howard Farkas and Registrant. [10.4](14)

10.16 Secured Promissory Note between Albert Morrison, Jr. and Registrant. [10.5](14)

10.17   Logic Devices Incorporated 1996 Stock Incentive Agreement [99.1](18)

11.1    Computation of Earnings per Common Share

23.1    Consent letter of Meredith, Cardozo, Lanz & Chiu LLP

27.1    Financial Data Schedule

-------------------

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

(18) Registration Statement on Form S-8 as filed with the SEC on August 4, 1997. [Registration No. 333-32819]