Form 10-Q
period 1998-03-31
LOGIC DEVICES INC
filed 1998-05-14
CIK 802851

_____________________________________________________________________________

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended
                           MARCH 31, 1998

                       Commission File Number
                              0-17187
_____________________________________________________________________________

                      LOGIC DEVICES INCORPORATED
_____________________________________________________________________________


                       CALIFORNIA   94-2893789


              1320 ORLEANS DRIVE, SUNNYVALE, CALIFORNIA 94089

                            (408) 542-5400

_____________________________________________________________________________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
 to such filing requirements for the past 90 days.  Yes   X    No

  Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1998, 6,121,750 shares of Common Stock, without par value, were outstanding.

_____________________________________________________________________________

                               1 OF 14 PAGES

                         LOGIC DEVICES INCORPORATED


                                   INDEX

                                                                      Page
                                                                     Number

 Part I.  Financial Information

  ITEM 1.  FINANCIAL STATEMENTS

  Balance Sheets as of March 31, 1998 and                               3
    December 31, 1997

  Statements of Income for the three months ended                       4
    March 31, 1998 and 1997

  Statements of Cash Flows for the three months                         5
    ended March 31, 1998 and 1997

  Notes to Financial Statements                                         6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      8
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 Part II.  Other Information


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            11


 Signatures                                                            13

 Exhibit 11                                                            14

 Exhibit 12                                                            15

                              2 OF 14 PAGES

                       PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS


                    LOGIC DEVICES INCORPORATED

                          BALANCE SHEETS



                                                    March 31,    December 31,
                                                      1998           1997
 ASSETS                                           (unaudited)

 Current assets:
  Cash and cash equivalents                      $    22,000     $    87,900
  Accounts receivable, net of allowance            7,473,500       6,781,800
  Inventories                                     12,394,800      12,399,100
  Prepaid expenses                                   481,400         412,000
  Income taxes receivable                            522,000         522,000
  Deferred income taxes                              621,900         621,900
  Total current assets                            22,515,600      20,824,700

 Equipment and leasehold improvements, net         5,291,100       5,110,000
 Other Assets                                      1,531,400       1,558,300
                                                 $28,338,100     $27,493,000


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Bank borrowings                                 4,500,000        3,525,000
  Current portion of long-term obligations          569,300          658,500
  Accounts payable                                1,105,500        1,011,400
  Accrued expenses                                  334,200          446,300
  Total current liabilities                       6,509,000        5,641,200

 Long-term debt obligations, less current portion   678,500          705,300
 Deferred income taxes                              419,600          419,500
  Total liabilities                               7,607,100        6,766,000

 Shareholders' equity:
  Common stock                                   17,341,900       17,341,900
  Common stock subscribed                          (307,500)        (307,500)
  Retained earnings                               3,696,600        3,692,600
  Total shareholders' equity                     20,731,000       20,727,000
                                                $28,338,100      $27,493,000

                                3 OF 14 PAGES

                             LOGIC DEVICES INCORPORATED

                                STATEMENTS OF INCOME

                     Three months ended March 31, 1998 and 1997

                                     (unaudited)




                                                    1998             1997

 Net sales                                      $ 3,245,000      $ 2,803,000

 Cost of sales                                    1,869,900        1,761,000

  Gross margin                                    1,375,100        1,042,000

 Operating expenses:
  Research and development                          383,200          392,000
  Selling, general and administrative               876,500          957,400

  Operating expenses                              1,259,700        1,349,400

  Income (loss) from operations                     115,400         (307,400)

 Other expense (income), net                        110,600           41,800

  Income (loss) before taxes                          4,800         (349,200)

 Income taxes                                           800         (138,000)

  Net (loss) income                             $     4,000      $  (221,200)


 Net (loss) income per common share             $      0.00      $     (0.03)


 Weighted average common share equivalents        6,121,750        6,121,750
  outstanding


                               4 OF 14 PAGES

                      LOGIC DEVICES INCORPORATED

                       STATEMENTS OF CASH FLOWS

              Three months ended March 31, 1998 and 1997

                              (unaudited)


                                                         1998        1997
 Cash flows from operating activities:
   Net (loss) income                                  $  4,000   $  (211,200)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization                   328,100       319,900

  Change in operating assets and liabilities:
         Accounts receivable, net                     (691,700)     (140,500)
         Inventories                                     4,300        15,800
         Prepaid expenses and other assets             (69,400)      (82,600)
         Accounts payable                               94,100      (599,000)
         Accrued expenses                             (112,100)     (119,200)
         Income taxes payable                                -      (140,700)
  Net cash provided by (used in)
                operating activities                  (442,700)     (957,500)

 Cash flows from investing activities:
   Capital expenditures                               (509,200)     (690,000)
   Increase in other assets                             27,000        (7,500)
           Net cash (used in) investing activities    (482,200)     (697,500)

 Cash flows from financing activities:
   Bank borrowing, net                                 975,000     1,550,000
   Repayment of long-term obligations                 (116,000)      (13,500)
  Net cash provided by (used in)  financing activities 859,000     1,536,500

 Net (decrease) in cash                                (65,900)     (118,500)


 Cash and cash equivalents at beginning of period  $    87,900  $    670,900

 Cash and cash equivalents at end of period        $    87,900  $    670,900

                             5 OF 14 PAGES

                      LOGIC DEVICES INCORPORATED

                     Notes to Financial Statements

                 March 31, 1998 and December 31, 1997

                              (unaudited)


 (A)   BASIS OF PRESENTATION


 The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

 The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company had filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the years ended December 31, 1997 and 1996, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


 (B)  INVENTORIES

 A summary of inventories follows:


                                                   March 31,     December 31,
                                                     1998            1997

 Raw Materials                                  $ 2,863,300      $ 2,824,400
 Work-in-process                                  6,689,600        6,468,900
 Finished goods                                   2,841,900        3,105,800
                                                $12,394,800      $12,399,100


 Based on forecasted 1998 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.

                             6 OF 14 PAGES

                         LOGIC DEVICES INCORPORATED

                   Notes to Financial Statements

               March 31, 1998 and December 31, 1997

                            (unaudited)


 (C) FINANCING

  On June 16, 1997, the Company renewed its $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1998. The line of credit bears interest at the bank's prime rate (8.50% at March 31, 1998) plus 0.75%. The line of credit requires the Company to maintain a minimum tangible net worth of $19,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.50 to 1.00, and profitability on a quarterly basis. As of December 31, 1997 and March 31, 1998, the Company was not in compliance with certain covenants under the borrowings. The Company obtained a waiver from the Bank for December 31, 1997 and for March 31, 1998. The Company is also in the process of renewing its the line of credit with the bank and the Company expect to renew the line under substantially similar terms and conditions. The line of credit facility is secured by all of the assets of the Company. As of March 31, 1998, $1,500,000 was available under the line of credit facility.

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

                              7 OF 14 PAGES

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS

 REVENUES

  Net revenues were $3,245,000 for the three months ended March 31, 1998, a increase of 16% from $2,803,000 for the three months ended March 31, 1997. The increase in revenues for the period was primarily the result of increased sales volume on the Company's DSP products. Sales of the Company's SRAM products increased slightly for the 1998 period. The increased sales volume for the 1998 quarter was the result of an increased backlog of orders for the period compared to the very weak order rates experienced during late 1996 which impacted the first quarter of 1997.

 EXPENSES

  Cost of revenues increased 7%, from $1,761,000 in the three months ended March 31, 1997 to $1,869,900 in the three months ended March 31, 1998. Gross profit increased by 32%, from $1,042,000 in 1997 to $1,375,100 in 1998. This was the result of increased sales volume for the period which spreads fixed overhead costs over more units. As a percentage of net revenues, gross profit margin increased from 38% in the three months ended March 31, 1997 to 43% in the three months ended March 31, 1998.

  Research and development expense decreased slightly during the period from $392,000 (14% of net revenues) in the 1997 period to $383,200 (12% of net revenues) in the 1998 period. The Company is continuing its new product development efforts and tooling to new foundry technologies. In 1997, the Company invested heavily in new product development. The Company plans to continue its substantial investments in new product research and development throughout 1998.

  Selling, general and administrative expense decreased from $957,400 (35% of net revenues) in the 1997 period to $876,500 (27% of net revenues) in the 1998 period. This was the result of aggressive expense controls in marketing, and travel expenses.

  The Company had income from operations for the 1998 period of $115,400 versus a loss of $307,400 in 1997, due to the above mentioned factors.

  For the 1998 period, the Company incurred $110,600 in other expense from interest expense versus other expense of $41,800 in 1997, which consisted of interest income.
  As a result of the foregoing, the Company enjoyed net income of $4,000 in the 1998 period versus a net loss of $221,200 in the 1997 period.

                               8 OF 14 PAGES

 LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOWS

  For the three months ended March 31, 1998, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $332,100 versus $108,700 for the 1997 period. Although the Company has historically relied on after-tax earnings as the Company's primary source of financing for working capital needs and for capital expenditures, the Company used bank borrowing during both the 1997 and 1998 periods.

  During the 1998 period, after-tax cash earnings of $332,100 and increases in net indebtedness of $859,000, plus decreases in cash of $65,900, accounts payable of $94,100 and inventory of $4,300, funded increases in accounts receivables of $691,700, increases in accrued expenses of $112,100, and increases in prepaid expenses and other assets of $69,400. This resulted in total net cash used by operations of $442,700. The Company invested $482,000 in capital expenditures and other assets during the period. The Company has an income tax receivable of $522,000 for which the Company expects to receive a refund in the second quarter of 1998.

  During the 1997 period, after-tax cash earnings of $108,700 were supplemented by a reduction in inventory of $15,800 but were offset by increases in accounts receivable of $140,500, increases in prepaid expenses and other assets of $82,600, increases in accounts payable of $599,000, increases in accrued expenses of $119,200 and an increase in income taxes payable of $140,700. This resulted in net cash used by operations of $957,500. The Company invested $697,500 in capital expenditures and other assets and increased net indebtedness by $1,536,500.


 WORKING CAPITAL

  The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained these high levels of inventories and accounts receivable.

  The Company relies on third party suppliers for raw materials and as a result maintains substantial inventory levels to protect against disruption in supplies. The Company has historically maintained inventory turn over of approximately 225 days to 365 days, since 1990. The low point in inventory levels came in 1992 and 1993 when the Company had supply disruptions from one of its major suppliers.
  The Company looks at its inventories in relationship to its sales which have ranged from 140 days to 365 days within the periods between 1998 and 1992. This inventory to sales ratio is a more stable measure of inventory levels, versus the traditional inventory turnover measure because, at the times when the Company is experiencing supply disruptions, and therefore lower inventory levels, the Company is also experiencing increased costs of goods due to inefficiencies in its operations stemming from sporadic deliveries which skews the numerator and denominator

                              9 OF 14 PAGES
 in different directions for inventory turns calculations. The lowest days on hand of inventory to sales has been experienced when the Company has had supply disruptions as in 1992 and 1993.

  The Company provides reserves for product material that is over one year old with no back-log or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. The Company has been actively reducing inventory levels over the past several quarters.

  The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to 80% of the quarterly revenues are shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which make up 66 to 52% of the Company revenues in 1998 and 1997, respectively), generally pay 90 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period. This has been consistent over prior periods. The Company is currently working to accelerate accounts receivable collections.

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

 FINANCING

  On June 16, 1997, the Company renewed its $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1998. The line of credit bears interest at the bank's prime rate (8.50% at March 31, 1998) plus 0.75%. The line of credit requires the Company to maintain a minimum tangible net worth of $19,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.50 to 1.00, and profitability on a quarterly basis. As of December 31, 1997 and March 31, 1998, the Company was not in compliance with certain covenants under the borrowings. The Company obtained a waiver from the Bank for December 31, 1997 and a waiver for March 31, 1998. The Company is also in the process of renewing its the line of credit with the bank and the Company expect to renew the line under substantially similar terms and condition. The line of credit facility is secured by all of the assets of the Company. As of March 31, 1998, $1,500,000 was available under the line of credit facility.

  Under the terms of its line of credit facility, the Company is precluded from paying any cash dividends without the consent of the lender even if the Company is in compliance with all of the financial covenants but is allowed to pay stock dividends whether or not there was any

                               10 OF 14 PAGES
 other covenant violation. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future and anticipates reinvesting its cash flow back into operations.

  While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide a sufficient base of liquidity for funding operations and capital needs to support the Company's operations.

                              11 OF 14 PAGES

                         PART II - OTHER INFORMATION




 Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibit 11  -  Computation of Earnings Per Common Share.

  (b) Exhibit 12 - The registrant filed a Form 8-K on March 23, 1998 with the Securities and Exchange Commission.




                                  12 OF 14 PAGES

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Logic Devices Incorporated
    (Registrant)


 Date: MAY 14, 1998                                By  /S/ WILLIAM J. VOLZ
    William J. Volz
    President and Principal
    Executive Officer


 Date: MAY 14, 1998                                By  /S/ MARY C. DEREGT
    Mary C. deRegt
    Chief Financial Officer
    Principal Financial and
    Accounting Officer


                               13 OF 14 PAGES

                              EXHIBIT 11

                      LOGIC DEVICES INCORPORATED

               Computation of Earnings per Common Share
                              (unaudited)

              Three months ended March 31, 1998 and 1997

                                                            1998        1997

 Weighted average shares of common stock               6,121,750   6,121,750
  outstanding
 Dilutive effect of common stock options                       -           -
 Dilutive effect of common stock warrants                      -           -

 Weighted average common and
  common share equivalents                             6,121,750   6,121,750


 Net income (loss)                                   $    4,000  $  (221,200)

 Net income (loss) per common
  share equivalent                                   $    0.00   $     (0.04)


                               14 OF 14 PAGES