Form 10-Q
period 1998-06-30
LOGIC DEVICES INC
filed 1998-08-14
CIK 802851

==============================================================================

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended
                        June 30, 1998

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
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

       1320 Orleans Drive, Sunnyvale, California 94089
          (Address of principal executive offices)
                         (Zip Code)

                       (408) 542-5400
    (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports) and (2) has
been subject to such filing requirements for the past 90
days.  Yes   X    No

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On August 14, 1998, 6,121,750 shares of
Common Stock, without par value, were outstanding.

================================================================================
                              1 of 25 pages

                 Logic Devices Incorporated


                             INDEX

                                                        Page
                                                       Number

Part I.  Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1998                         3
          and December 31, 1997

     Consolidated Statements of Income for the three months                  4
          ended June 30, 1998 and 1997

     Consolidated Statements of Income for the six months                    5
          ended June 30, 1998 and 1997

     Consolidated Statements of Cash Flows for the                           6
          six months ended June 30, 1998 and 1997

     Notes to Consolidated Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of                        9
           Financial Condition and Results of Operations

Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of                            13
           Security Holders

     Item 6.  Exhibits and Reports on Form 8-K                              15

     Signatures                                                             16

     Exhibit 10.1                                                           17

     Exhibit 11                                                             25

     Exhibit 27                                                             26

                                2 of 25 pages

                 Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                   Logic Devices Incorporated

                  Consolidated Balance Sheets


                                             June 30,      December 31,
                                               1998             1997
                                          (unaudited)
Assets

Current assets:
  Cash and cash equivalents             $     11,100     $     87,900
  Accounts receivable, net of allowance    7,014,900        6,781,800
  Inventories                             13,733,300       12,399,100
  Prepaid expenses                           411,700          412,000
  Income taxes receivable                    522,000          522,000
  Deferred income taxes                      621,900          621,900
       Total current assets               22,314,900       20,824,700

Equipment and leasehold improvements,net   5,451,300        5,110,000
Other Assets                               1,368,800        1,558,300
                                        $ 29,135,000     $ 27,493,000


Liabilities and Shareholders' Equity

Current liabilities:
  Bank borrowings                         5,000,000        3,525,000
  Current portion of long-term
    debt obligations                        378,900          658,500
  Accounts payable                        1,617,400        1,011,400
  Accrued expenses                          251,300          446,300
       Total current liabilities          7,247,600        5,641,200

Long-term debt obligations,
  less current portion                      736,200          705,300
Deferred income taxes                       419,500          419,500
       Total liabilities                  8,403,300        6,766,000

Shareholders' equity:
  Common stock                           17,341,900       17,341,900
  Common stock subscribed                  (307,500)        (307,500)
  Retained earnings                       3,697,300        3,692,600
       Total shareholders' equity        20,731,700       20,727,000
                                       $ 29,135,000     $ 27,493,000


                               3 of 25 pages

                      Logic Devices Incorporated

                  Consolidated Statements of Income

              Three months ended June 30, 1998 and 1997

                             (unaudited)


                                                 1998            1997

Net sales                                $  3,298,700    $  3,021,500

Cost of sales                               1,724,300       2,033,600

       Gross margin                         1,574,400         987,900

Operating expenses:
  Research and development                    332,800         364,400
  Selling, general and administrative       1,077,200         865,400

  Operating expenses                        1,410,000       1,229,800

       Income (loss) from operations          164,400        (241,900)

Other expense (income), net                   163,700          86,000

       Income (loss) before taxes                 700        (327,900)

Income taxes                                        -        (130,000)

       Net income (loss)                $         700    $   (197,900)


Net income (loss) per common share      $        0.00    $      (0.03)


Weighted average common share equivalents   6,121,750       6,121,750
  outstanding


                               4 of 25 pages

                      Logic Devices Incorporated

                  Consolidated Statements of Income

               Six months ended June 30, 1998 and 1997

                             (unaudited)

[CAPTION]

                                                    1998            1997

Net sales                                   $  6,543,700    $  5,824,500

Cost of sales                                  3,594,200       3,794,600

       Gross margin                            2,949,500       2,029,900

Operating expenses:
  Research and development                       716,000         756,400
  Selling, general and administrative          1,953,700       1,822,800

  Operating expenses                           2,669,700       2,579,200

       Income (loss) from operations             279,800        (549,300)

Other expense (income), net                      274,300         127,800

       Income (loss) before taxes                  5,500        (677,100)

Income taxes                                         800        (268,000)

       Net income (loss)                     $     4,700    $   (409,100)


Net income (loss) per common share           $      0.00    $      (0.07)


Weighted average common share equivalents      6,121,750       6,121,750
  outstanding


                                 5 of 25 pages

                      Logic Devices Incorporated

                Consolidated Statements of Cash Flows

               Six months ended June 30, 1998 and 1997

                             (unaudited)

[CAPTION]

                                                    1998                1997

Cash flows from operating activities:
  Net income (loss)                            $   4,700          $ (409,100)                              )
     Adjustments to reconcile net income to net
     cash provided by operating activities:
                  Depreciation and amortization  727,100             655,300

     Change in operating assets and liabilities:
        Accounts receivable, net                (233,100)             48,300
        Inventories                           (1,334,300)            318,300
        Prepaid expenses and other assets            200            (123,200)
        Accounts payable                         606,500            (583,800)
        Accrued expenses                        (195,000)           (170,600)
        Income taxes payable                           -              86,800
          Net cash provided by (used in)
               operating activities             (423,900)           (178,000)                                 )

Cash flows from investing activities:
  Capital expenditures                        (1,068,400)         (1,019,600)
  Increase (decrease) in other assets            189,400              38,400
          Net cash (used in) investing
          activities                            (879,000)           (981,200)               )

Cash flows from financing activities:
  Bank borrowing, net                          1,475,000             950,000
  Repayment of long-term obligations            (248,900)            (27,500)                                 )
          Net cash provided by (used in)
financing activities                           1,226,100             922,500

Net (decrease) in cash                           (76,800)           (236,700)


Cash and cash equivalents at
 beginning of period                          $   87,900         $   670,900

Cash and cash equivalents at
 end of period                                $   11,100         $   434,200


                                6 of 25 pages

                      Logic Devices Incorporated

              Notes to Consolidated Financial Statements

                 June 30, 1998 and December 31, 1997

                             (unaudited)


  (A)   Basis of Presentation

  The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

  The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company has filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the years ended December 31, 1997 and 1996, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

  (B)  Inventories

  A summary of inventories follows:

                                       June 30,   December 31,
                                          1998           1997

  Raw materials                   $  2,814,400   $  2,824,400
  Work-in-process                    8,024,200      6,468,900
  Finished goods                     2,894,700      3,105,800
                                  $ 13,733,300   $ 12,399,100

  Based on forecasted 1998 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.

                             7 of 25 pages

                   Logic Devices Incorporated

           Notes to Consolidated Financial Statements

              June 30, 1998 and December 31, 1997

                          (unaudited)


(C) Financing

     On May 19, 1998, the Company renewed its $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1999. The line of credit bears interest at the Bank's prime rate (8.50% at June 30, 1998) plus 1.00%. The line of credit requires the Company to maintain a minimum tangible net worth of $20,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.10 to 1.00 increasing to 1.20 to 1.00 at September 30, 1998 and increasing again to 1.35 to 1.00 at December 31, 1998 and thereafter, and profitability on a quarterly basis. As of December 31, 1997 and June 30, 1998, the Company was not in compliance with the quick ratio under the borrowings. The Company obtained a waiver as to this covenant from the Bank for December 31, 1997 and for June 30, 1998. The line of credit facility is secured by all of the assets of the Company. As of June 30, 1998, $1,000,000 was available under the line of credit facility.

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

                           8 of 25 pages

Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

Revenues

     Net revenues were $3,298,700 for the three months ended June 30, 1998, an increase of 10% from $3,021,500 for the three months ended June 30, 1997. The increase in revenues for the period was attributed to an increase in sales on the Company's DSP products. Sales of the Company's SRAM products decreased slightly for the 1998 period.

Expenses

     Cost of revenues decreased 16%, from $2,033,600 in the three months ended June 30, 1997 to $1,724,300 in the three months ended June 30, 1998. Gross profit increased by 60%, from $987,900 in 1997 to $1,574,400 in 1998. This increase was the result of increased sales volume for the period, which spreads fixed overhead costs over more units. As a percentage of net revenues, gross profit margin increased from 33% in the three months ended June 30, 1997 to 48% in the three months ended June 30, 1998.

     Research and development expense decreased slightly during the period from $364,400 (12% of net revenues) in the 1997 period to $332,800 (10% of net revenues) in the 1998 period. The Company is continuing its new product development efforts and tooling to new foundry technologies. In 1997, the Company invested heavily in new product development. The Company plans to continue its substantial investments in new product research and development throughout 1998.

     Selling, general and administrative expense increased from $865,400 (29% of net revenues) in the 1997 period to $1,077,200
(33% of net revenues) in the 1998 period. This was the result of increased expenditures for marketing and field sales activities.

     The Company had income from operations for the 1998 period of $164,400 versus a loss of $241,900 in 1997, due to the above mentioned factors.

     For the 1998 period, the Company incurred $163,700 in other expense consisting of interest expense versus other expense of $86,000 in 1997.

          As a result of the foregoing, the Company enjoyed net income of $700 in the 1998 period versus a net loss of $197,900 in the 1997 period.

                          9 of 25 pages

Liquidity and Capital Resources

Cash Flows

     For the six months ended June 30, 1998, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $861,300 versus $246,200 for the 1997 period. Although the Company has historically relied on after-tax earnings as the Company's primary source of financing for working capital needs and for capital expenditures, the Company used bank borrowing during both the 1997 and 1998 periods.

     During the 1998 period, after-tax cash earnings of $861,300 and increases in net indebtedness of $1,475,000, funded increases in accounts receivables of $233,100, inventories of $1,334,300, accounts payable of $606,500 and a decrease in accrued expenses of $195,000. This resulted in total net cash used in operations of $423,900. The Company invested $879,000 in capital expenditures and other assets during the period. The Company expects to receive an income tax refund of approximately $660,000 in the third quarter of 1998.

     During the 1997 period, after-tax cash earnings of $246,200 and increases in bank borrowings of $950,000 and decreases in inventories of $318,300, funded decreases in accounts payable of $583,800 and accrued and prepaid expenses of $293,800 which resulted in net cash used by operations of $178,000. The Company invested $981,200 in capital expenditures and other assets during the period. The Company received an income tax refund of approximately $350,000 in the second quarter of 1997 and approximately 500,000 in the third quarter of 1997.

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

                         10 of 25 pages

     The Company provides reserves for product material that is over one year old with no backlog or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. The Company has been actively reducing inventory levels over the past several quarters.

     The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to 80% of the quarterly revenues are shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which make up 66% and 52% of the Company revenues in 1998 and 1997, respectively), generally pay 90 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period. This has been consistent over prior periods. The Company is currently working to accelerate accounts receivable collections.

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

Financing
     On May 19, 1998, the Company renewed its $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1999. The line of credit bears interest at the bank's prime rate (8.50% at June 30, 1998) plus 1.00%. The line of credit requires the Company to maintain a minimum tangible net worth of $20,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.10 to 1.00 increasing to 1.20 to 1.00 at September 30, 1998 and increasing again to 1.35 to 1.00 at December 31, 1998 and thereafter, and profitability on a quarterly basis. As of December 31, 1997 and June 30, 1998, the Company was not in compliance with the quick ratio under the borrowings. The Company obtained a waiver as to this covenant from the Bank for December 31, 1997 and for June 30, 1998. The line of credit facility is secured by all of the assets of the Company. As of June 30, 1998, $1,000,000 was available under the line of credit facility.

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

                          11 of 25 pages

     While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide a sufficient base of liquidity for funding operations and capital needs to support the Company's operations.

                          12 of 25 pages

                     Part II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Shareholders' meeting was held on June 16, 1998 at 2:00 p.m. at the Company's headquarters located at 1320 Orleans Drive, Sunnyvale, California. There were two items to be voted on at the meeting: first, was the election of the Board of Directors and, second was the approval of the 1998 Director Stock Incentive Plan. There were 5,609,088 shares present or represented by proxy at the meeting representing a quorum.

Shareholders are permitted to vote cumulatively in the election of directors which allows each shareholder to cast a number of votes equal to the number of directors to be elected by the number of shares owned and to distribute such votes among the candidates in such proportion as such shareholder may determine. In order to vote cumulatively, a shareholder must give notice of this intention by proxy or at the meeting. Thereafter, all shareholders will be entitled to cumulate votes. The votes for each nominee are as set forth in the following table:

[CAPTION]

                        Votes          Votes
Nominee                in Favor       Against        Abstention

Howard L. Farkas      5,592,826           300            15,962
Burton W. Kanter      5,592,826           300            15,962
Albert Morrison, Jr.  5,592,826           300            15,962
William J. Volz       5,592,926           200            15,962
Bruce B. Lusignan     5,593,026           100            15,962


Shareholders were permitted and asked to vote on the approval of the 1998 Director Stock Incentive Plan. Of the 5,609,088 shares represented at the meeting, there were 2,778,162 broker non-votes and 2,680,049 shares (excluding the shares held by the Company's directors) were voted on the plan as follows:


                        For        Against                  Withheld

                  2,181,882        498,167                     3,200


Having received the affirmative vote of a majority of the shares represented and voting on the proposal (which shares voting affirmatively also constituted at least a majority of the required quorum), the proposal was approved.

                           13 of 25 pages

Item 6. Exhibits and Reports on Form 8-K.

     (a)B (1) Exhibit 10.1 - 1998 Director Stock
              Incentive Plan; Form of Stock Option Agreement

          (2) Exhibit 11 - Computation of Earnings Per Common Share

          (3) Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            14 of 25 pages

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Logic Devices Incorporated
                                             (Registrant)


Date:    August 14, 1998                     By    /s/ William J. Volz
                                             William J. Volz
                                             President and Principal
                                             Executive Officer


Date:    August 14, 1998                     By  /s/ Mary C. deRegt
                                             Mary C. deRegt
                                             Chief Financial Officer
                                             Principal Financial and
                                             Accounting Officer

                             15 of 25 pages

                          EXHIBIT 10.1

                 THE LOGIC DEVICES INCORPORATED

               1998 DIRECTOR STOCK INCENTIVE PLAN



                        TABLE OF CONTENTS

Purpose of the Plan                                            16
Definitions                                                    17
Administration of the Plan                                     17
Shares Subject to the Plan                                     18
Stock Options                                                  18
Amendment or Termination of the Plan                           19
Term of Plan                                                   19
Rights as Shareholder                                          19
Merger or Consolidation                                        20
Changes in Capital and Corporate Structure                     20
Service                                                        20
Withholding of Tax                                             20
Delivery and Registration of Stock                             20

     1.   PURPOSE OF THE PLAN

The   LOGIC  DEVICES INCORPORATED 1998 DIRECTOR  STOCK  INCENTIVE
PLAN (hereinafter referred to as the "Plan") is intended to provide a means whereby directors of LOGIC DEVICES INCORPORATED and its Related Corporations may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. Accordingly, the Company may permit certain directors to acquire Shares or otherwise participate in the financial success of the Company, on the terms and conditions established herein.

                         16 of 25 pages

     2.   DEFINITIONS

The following terms shall be defined as set forth below:

     a.   BOARD.  Shall mean the Board of Directors of the Company.

     b. CODE. Shall mean the Internal Revenue Code of 1986, and any amendments thereto.
     c.   COMPANY.  Shall mean LOGIC DEVICES INCORPORATED and its
          Related Corporations.
     d.   ERISA.  Shall mean the Employee Retirement Income Security
          Act of 1974, and any amendment thereto.
     e. NON-QUALIFIED OPTIONS. Shall mean an award under the Plan that is not an Incentive Stock Option within the meaning of Code section 422.
     f. RELATED CORPORATION. Shall mean a corporation which would be a parent or subsidiary corporation with respect to the Company as defined in section 424(e) or (f), respectively, of the Code.
     g. RULE 16B-3. Shall mean Rule 16b-3 of the `34 Act, and any amendments thereto.
     h.   SHARES.  Shall mean shares of common stock of the Company.
     i. '33 ACT. Shall mean the Securities Act of 1933, and any amendments thereto.
     j. '34 ACT. Shall mean the Securities Exchange Act of 1934 and any amendments thereto.

     3.   ADMINISTRATION OF THE PLAN

The Plan shall be administered by the Board. The Board shall have sole authority to:

          i.  establish the conditions of each such option;

         ii. prescribe any legend to be affixed to certificates representing such option;
        iii.  interpret the Plan; and
         iv. adopt such rules, regulations, forms and agreements, not inconsistent with the provisions of the Plan, as it may deem advisable to carry out the Plan.
All decisions made by the Board in administering the Plan shall be final.

                             17 of 25 pages

     4.   SHARES SUBJECT TO THE PLAN

The aggregate number of Shares that may be obtained by directors under the Plan shall be 550,000 Shares. Any Shares that remain unissued at the termination of the Plan shall cease to be subject to the Plan, however, if during the term of the Plan, any options not exercised expire, the Shares with respect to such options shall be available for subsequent option grants under the Plan. If the total number of Shares at the time of grant is not sufficient to provide for the automatic grants to non-employee directors under Section 5(c) below, then the available shares shall be allocated proportionately among the automatic grants to be made at that time.

     5.  STOCK OPTIONS

     a. TYPE OF OPTIONS. The Company may issue options that constitute Non-Qualified Options to directors under the Plan. The grant of each option shall be confirmed by a stock option agreement that shall be executed by the Company and the optionee as soon as practicable after such grant. The stock option agreement shall expressly state or incorporate by reference the provisions of the Plan and state that the option is a Non-Qualified Option.

     b. ONE-TIME GRANTS. Upon approval of the Plan by the shareholders of the Company, two non-employee directors, Mr. Howard Farkas and Mr. Burton Kanter, shall each be automatically awarded Non-Qualified Options to purchase 75,000 Shares, and Mr. William Volz, an employee director, shall be automatically awarded a Non-Qualified Option to purchase 200,000 Shares.

     c. ANNUAL GRANTS. Upon approval of the Plan by the shareholders of the Company, each individual who is re-elected as a non-employee member of the Board shall, each time such individual is re-elected, receive a Non-Qualified Option to purchase 10,000
Shares, such annual grants to commence with the 1998 Annual
Shareholders meeting and continuing in effect for each subsequent
Annual Meeting of the Company's shareholders.

     d. TERMS OF OPTIONS. Except as provided in Subparagraphs (e) and (f) below, each option granted under the Plan shall be subject to the terms and conditions set forth by the Board in the stock option agreement including, but not limited to, option price (which price shall be no less than the Fair Market Value of the Shares as of the date of grant) and option term.

     e. ADDITIONAL TERMS APPLICABLE TO ALL OPTIONS. Each option shall be subject to the following terms and conditions:

         i. WRITTEN NOTICE. An option may be exercised only by giving written notice to the Company specifying the number of Shares to be purchased.

        ii. METHOD OF EXERCISE. The aggregate option price shall be paid in any one or a combination of cash, personal check, by offsetting any other amounts owed to the optionee by the Company, Shares already owned (valued at Fair Market Value on the date of exercise) or Plan awards which the optionee has an immediate right to exercise (i.e., on a "net issuance" basis).

                            18 of 25 pages

       iii.  TERM OF OPTION.  No option may be exercised more than five
             (5) years after the date of grant.

        iv. DISABILITY OR DEATH OF OPTIONEE. If an optionee terminates membership on the Board due to Disability or death prior to exercise in full of any options, he or she or his or her beneficiary, executor, administrator or personal representative shall have the right to exercise the options within the five (5) years from the date of grant.

         v. TRANSFERABILITY. Subject to applicable securities laws, there shall be no limits on transferability; provided however, that the Board may elect to make certain options non-transferable or limit transferability to transfers under the laws of descent and distribution and/or infra-family transfers for estate planning purposes or pursuant to a Qualified Domestic Relations Order.

     f. VALUATION. For purposes of establishing the option price and for all other valuation purposes under the Plan, the Fair Market Value per share of the common stock of the Company on any relevant date shall be determined according to the following rules:

          i. If the common stock is not at the time listed or admitted to trading on any stock exchange but is traded on the NASDAQ National Market, then the fair market value will be deemed equal to the closing selling price per share of common stock on the NASDAQ National Market on the date in question.

         ii. If the common stock is at the time listed or admitted to trading on any national securities exchange, then the fair market value will be the closing selling price per share of common stock on the date in question on the securities exchange serving as the primary market for the common stock, as such price is officially quoted on such exchange.

     6.  AMENDMENT OR TERMINATION OF THE PLAN

The Board may amend, suspend or terminate the Plan or any portion thereof at any time, but (except as provided in Paragraph 10 hereof) no amendment shall be made without approval of the shareholders of the Company which shall: (i) materially increase the aggregate number of Shares with respect to which awards may be made under the Plan; or (ii) change the class of persons eligible to participate in the Plan; provided, however, that no such amendment, suspension or termination shall impair the rights of any individual, without his or her consent, in any award theretofore made pursuant to the Plan.

     7.  TERM OF PLAN

The Plan shall be effective upon the date of its approval by the shareholders of the Company. Unless sooner terminated under the provisions of Paragraph 6, options shall not be granted under the Plan after June 16, 2008.

                           19 of 25 pages

     8.  RIGHTS AS SHAREHOLDER

Upon delivery of any Share to a director, such director shall have all of the rights of a shareholder of the Company with respect to such Share, including the right to vote such Share and to receive all dividends or other distributions paid with respect to such Share.

     9.  MERGER OR CONSOLIDATION

In the event the Company is merged or consolidated with another corporation and the Company is not the surviving corporation, the surviving corporation may agree to exchange options issued under this Plan for options (with the same aggregate option price) to acquire and participate in the number of shares in the surviving corporation that have a fair market value equal to the fair market value (determined on the date of such merger or consolidation) of Shares that the grantee is entitled to acquire and participate in under this Plan on the date of such merger or consolidation.

     10.  CHANGES IN CAPITAL AND CORPORATE STRUCTURE

In the event any change is made to the common stock issuable under the Plan by reason of any stock split, stock dividend, combination of shares, exchange of shares or other change in the corporate structure of the Company effected without receipt of consideration, appropriate adjustments will be made to (i) the aggregate number and/or class of shares of common stock available for issuance under the Plan, (ii) the number of shares of common stock to be made the subject of each subsequent automatic grant and (iii) the number and/or class of shares of common stock purchasable under each outstanding option and the exercise price payable per share so that no dilution or enlargement of benefits will occur under such option.

     11.  SERVICE

An individual shall be considered to be in the service of the Company or a Related Corporation as long as he or she remains a director of the Company or such Related Corporation. Nothing herein shall confer on any individual the right to continued service with the Company or a Related Corporation or affect the right of the Company or such Related Corporation to terminate such service.

     12.  WITHHOLDING OF TAX

To the extent the award, issuance or exercise of Shares results in the receipt of compensation by a director of the Company, the Company is authorized to withhold from any other cash compensation then or thereafter payable to such director any tax required to be withheld by reason of the receipt of the compensation. Alternatively, the director may tender a personal check in the amount of tax required to be withheld.

                             20 of 25 pages

     13.  DELIVERY AND REGISTRATION OF STOCK

The Company's obligation to deliver Shares with respect to an award shall, if the Board so requests, be conditioned upon the receipt of a representation as to the investment intention of the individual to whom such Shares are to be delivered, in such form as the Board shall determine to be necessary or advisable to comply with the provisions of the `33 Act or any other federal, state or local securities legislation or regulation. It may be provided that any representation requirement shall become inoperative upon a registration of the Shares or other action eliminating the necessity of such representation under securities legislation. The Company shall not be required to deliver any Shares under the Plan prior to (i) the admission of such Shares to listing on any automated quotation system or stock exchange on which Shares may then be listed, and (ii) the completion of such registration or, other qualification or exemption of such Shares under any state or federal law, rule or regulation, as the Board shall determine to be necessary or advisable.

                          21 of 25 pages

                    LOGIC DEVICES INCORPORATED
               1998 DIRECTOR STOCK INCENTIVE PLAN
                     STOCK OPTION AGREEMENT

     1. A STOCK OPTION to acquire ____________ shares (hereinafter referred to as "Shares") of Common Stock of Logic Devices Incorporated (hereinafter referred to as the "Company") is hereby granted to __________________ (hereinafter referred to as the "Optionee"), subject in all respects to the terms and conditions of the LOGIC DEVICES INCORPORATED 1998 DIRECTOR STOCK INCENTIVE PLAN (hereinafter referred to as the "Plan") and such other terms and conditions as are set forth herein.

     2. This Option is intended to be a non-qualified option which does not meet the requirements of an incentive stock option under
Section 422 of the Internal Revenue Code of 1986, as amended.

     3. The Option price as determined pursuant to the Plan is _________________ ($_____) per Share.
          (a)  This Option may be immediately exercised.
          (b) This Option may not be exercised more than five (5) years after the date of grant indicated below and may be exercised during such term only in accordance with the terms and conditions set forth in the Plan.
          (c) If the Optionee dies or becomes Disabled and terminates his membership on the Board of Directors of the Company (the "Board"), then he, or in the case of his death, his beneficiary, executor, administrator or personal representative, shall have the right to exercise the Option within five (5) years of the date of grant indicated below.

     4. This Option may not be exercised if the issuance of Shares upon such exercise would constitute a violation of any applicable federal or state securities law, or any other valid law or regulation. As a condition to the exercise of this Option, the Optionee shall represent to the Company that the Shares being acquired under this Option are for investment and not with a present view for distribution or resale, unless counsel for the Company is then of the opinion that such a representation is not required under any applicable law, regulation or rule of any governmental agency.

     5. This Option may be transferred in any manner. The terms of this Option shall be binding upon the Optionee's executors, administrators, heirs, assigns and successors.

     6. The Option may be exercised by payment of the Exercise Price in any one or a combination of cash, personal check, by offsetting any other amounts owed the Optionee by the Company, Shares already owned (valued at Fair Market Value on the date of exercise) or Options which the Optionee has an immediate right to exercise (i.e., on a "net issuance" basis).

     7. The Board shall make all determinations concerning rights to benefits under the Plan.

Date of Grant:  _______________, 1998

                                   LOGIC DEVICES INCORPORATED


                                   By: ______________________

                              22 of 25 pages

ATTEST:
     The Optionee acknowledges that he has received a copy of the Plan and is familiar with the terms and conditions set forth therein. The Optionee agrees to accept as binding, conclusive, and final all decisions and interpretations of the Board. As a condition to the exercise of this Option, the Optionee authorizes the Company to withhold from any regular cash compensation payable by the Company any taxes required to be withheld under any federal, state or local law as a result of exercising this Option.

Dated:  _______________________, 1998

                                   By: ___________________

                                23 of 25 pages

                             EXHIBIT 11

                     Logic Devices Incorporated

              Computation of Earnings per Common Share
                             (unaudited)

              Six months ended June 30, 1998 and 1997

[CAPTION]

                                                    1998                1997

Weighted average shares of common stock        6,121,750           6,121,750
     outstanding
Dilutive effect of common stock options                -                   -
Dilutive effect of common stock warrants               -                   -

Weighted average common and
     common share equivalents                  6,121,750           6,121,750


Net income (loss)                           $      4,700        $   (401,900)                               )

Net income (loss) per common
     share equivalent                       $       0.00        $      (0.06)


                            24 of 25 pages