Form 10-K
period 1998-09-30
LOGIC DEVICES INC
filed 1999-01-13
CIK 802851

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period from January 1, 1998 to September 30, 1998

                         COMMISSION FILE NUMBER 0-17187

                           LOGIC DEVICES INCORPORATED

                          (Exact name of registrant as
                            specified in its charter)

       CALIFORNIA                                               94-2893789
------------------------                                     ----------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification  No.)

                     1320 ORLEANS DRIVE, SUNNYVALE, CA 94089
                    ----------------------------------------
                    (Address of principal executive offices,
                               including Zip Code)

                                 (408) 542-5400
                         -------------------------------
                         (Registrant's telephone number,
                              including Area Code)

           Securities registered pursuant to Section 12(b) of the Act


     Title of Class                  Name of each exchange on which registered
     --------------                  -----------------------------------------
          NONE                                        NONE

           Securities registered pursuant to Section 12(g) of the Act

                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)
                             -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant on November 30, 1998 was approximately $6,218,650. On that date, there were 6,632,388 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference: Proxy Statement for the 1999 Annual Meeting of Shareholders.


================================================================================

                                  Page 1 of 72
                        Exhibit List Appears at Page 47

                                     PART I

ITEM 1. BUSINESS

        This item contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth in "Factors Affecting Future Results" and elsewhere in this Report.

GENERAL DEVELOPMENT OF THE BUSINESS

        Logic Devices Incorporated (the "Company") develops and markets high-performance digital integrated circuits. The Company's circuits address applications that require high computational speeds, high-reliability, high levels of circuit integration (complexity), and low power consumption. The Company's circuits are incorporated into products manufactured by original equipment manufacturers and utilized to provide high-speed electronic computation in digital signal processing, video image processing, and telecommunications applications. The Company's product strategy is to develop and market proprietary circuits which offer superior performance to meet specific application requirements.

        In September 1998, the Company elected to change its fiscal year-end from December 31 to September 30, effective September 30, 1998. This Form 10-K report covers the nine-month transition period from January 1, 1998 to September 30, 1998 and all references to 1998, fiscal 1998 or fiscal year 1998 mean such nine-month period unless otherwise noted.

        In the quarter ended September 30, 1998, the Company elected to discontinue certain of its product lines and to change its strategy to focus on proprietary products versus earlier second source products. This decision resulted in a broad ranging restructuring of its operations. As a result of this restructuring, the Company recorded significant write-downs of inventory, severance costs, and write-offs related to the impairment of long lived assets. See "Notes to Financial Statements."

        The Company's products generally address Digital Signal Processing (DSP) requirements involving high-performance arithmetic computational functions such as multiplication, arithmetic functions, and correlation. During its nine-month fiscal period ending September 30, 1998, the Company introduced 3 new products as well as obsoleted a number of maturing products. As of September 30, 1998, the Company offered 38 products, which were sold to a diverse customer base. With the multiplicity of packaging and performance options, the 38 basic products result in approximately 250 catalog items.

        The Company's mature products are designed to replace existing industry standard integrated circuits while offering superior performance, lower power consumption, and reduced cost. The Company is focused on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems.

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

        The Company markets its products worldwide through its own direct sales force, a network of 21 national and international independent sales representatives, and 15 international and domestic distributors. In fiscal 1998, approximately 54% of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 46% of net revenues. Among the Company's OEM customers are Sony Corporation, Hitachi, Honeywell, SDX, Solectron Corporation, Acuson Corporation, DSC Communications Corporation, Lockheed Martin, Boeing, Boston Technology, General Dynamics, ESI, Hewlett Packard and Advanced Technologies Laboratories, Inc. Approximately 55% of the Company's net revenues were derived from within the United States and approximately 47% were derived from foreign sales.

        The Company was incorporated under the laws of the State of California in April 1983. The Company's initial public offering was in November 1988 at which time the Company's shares commenced trading on the Nasdaq National Market. The Company's principal offices are located at 1320 Orleans Drive, Sunnyvale, California 94089, and the telephone number is (408) 542-5400.

BACKGROUND

        Continued rapid advances in fabricating silicon-based semiconductors are driving a global revolution in electronics. With these ongoing advances the ability to economically compute, communicate, and control seems to be limited only by the creativity required to implement ever more complex electronic systems. It is now not only possible, but also becoming increasingly more common, to implement entire electronic systems on a single small sliver of silicon. As a result, the challenges to the industry have increasingly turned toward innovative product definition, timely product development, technical customer support, and heavy capital investments in advanced semiconductor wafer fabrication facilities. The rapid advances in chip fabrication technology have resulted in a specialization of skills within the industry. In addition to the specialization in materials processing skills required to fabricate semiconductor wafers, the industry increasingly requires and values system architecture, signal processing algorithms, and circuit design expertise as essential skills for developing financially successful products. Opportunities have thus emerged for semiconductor companies which focus on product definition, advanced design techniques and technical application support, and which rely on third parties for wafer fabrication. The Company focuses its resources on defining and developing high performance integrated circuit components for growing markets, which require demanding computational throughput.

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

        DSP involves converting light, sound, or other naturally occurring analog waveforms into a stream of digital values, that may then be processed, manipulated, exchanged, or sorted by electronic systems. DSP provides many advantages, including: i) the ability to process and manipulate digital data with consistency and precision; ii) the ability to store and recall information; and iii) the ability to extract information content and compress the amount of data which must be stored, processed or transmitted. Manipulation of video images and speech requires signal-processing rates and precision that are not practical with analog technology or with general-purpose (non-DSP) processors. DSP is an increasingly important technology for many emerging product technologies.

        The Company's advanced capability in high-speed circuit design facilitates the implementation of very high performance DSP circuits. With the increasing cost effectiveness of DSP as a result of rapid advances in semiconductor process technology, DSP is becoming ubiquitous in our lives. As a result DSP has attracted the considerable attention of very large and formidable competitors. Of necessity, these competitors, however, tend to focus on very high volume, application specific markets, or on general-purpose programmable DSP products that can be programmed to address a wide variety of applications.

        In order to avoid direct competition with these formidable competitors, the Company seeks to identify products and markets which demand greater performance than can be accomplished with a programmable DSP and markets for application specific functions that are small enough not to attract significant attention from larger chip manufacturers.

        High quality video image processing is one such area. Video image processing requirements currently require between 10 and 100 times greater computational capacity than programmable DSP processors can deliver. Mass market video graphics and image processing products such as 3D personal computer graphics boards are generally targeted at selling price points, which cannot support studio broadcast quality images. Moreover, studio broadcast quality equipment may generally be required to process video images many times in the composition and editing of on-air material. In contrast, personal computer graphics screens are processed for display in real time only. As a result while the underlying mathematical computations for processing both broadcast and computer images are similar, two distinct markets exist. As a result of the very high volume potential available for a successful personal computer graphics chip product, many companies compete fiercely over this market opportunity. In contrast, the broadcast industry, while it requires more robust mathematical precision in processing images, consumes far fewer chips. Due to its more modest market size, this market has been relatively ignored by the chip industry. As a result, the Company has identified this area as a productive area to apply its core strengths.

        Beginning in November 1998, the Federal Communications Commission directed that television broadcasters must begin a transition from current analog broadcasts to high definition digital television (HDTV). All analog broadcasts are scheduled to cease by the year 2007. In addition to providing improved image quality as a result of increased resolution, the image aspect ratio (width/height) will be changed from the traditional, nearly square 4 by 3 size of current televisions to a wider screen 16 by 9 ratio more similar to motion picture screens. Due to the large base of currently installed equipment, for a number of years both formats will co-exist. In addition, due to the initially limited availability of content in the wide format, the industry faces the need to resize images back and forth between the two formats with exceptionally high computational precision, so as to preserve the image quality advantages of the newer digital format.

        Many of the Company's initial DSP building block components were the first to achieve speeds necessary to process broadcast video images in real time. Later, the low power consumption of the Company's products allowed these products to be offered in lower cost commercial grade packaging, as opposed to high cost ceramic packages, which were required to dissipate the heat from earlier high power bipolar components. As a result of these advantages, video image processing applications have historically represented approximately 50% of the Company's revenues.

        With the Company's significant presence in the broadcast equipment industry, the Company has jointly defined with its existing customers a family of very high performance digital image filtering circuits which facilitate the smoothing of edges as video images are stretched and resized. During 1997, the Company developed the initial members of this family and sampled them to OEMs for incorporation into high definition digital television (HDTV) studio production systems. During fiscal 1998, many of those OEMs completed their system level product development on this new generation of HDTV compatible studio systems.

        As a result of its initial work on digital filtering and image resizing circuits, the Company has identified a number of secondary applications for this product technology. Many of the current products are also applicable, and are expected to be incorporated into, advanced medical imaging equipment such as computer aided tomography (CAT) and ultrasound scanners. Military applications include infrared, radar, and video image seekers, as well as multi-mode displays.

         In order to expand production unit volumes, the Company defined in 1997 additional related products which it intends to develop to address the multi-media projector market. While the core image processing requirements are similar to the broadcast industry, this market requires higher levels of integration in order to support a lower cost solution.

        Telecommunications, in all of its various forms, is the fastest growing and largest current market for DSP chips. The Company has found that its digital filtering components also find application in wireless base station processing. Analogous to video image processing, major industry suppliers have tended to concentrate their efforts on the high volume, handset side of the wireless link, while the base station side has received far less attention. Due to demands for fewer, smaller, and less intrusive antenna sites, the digital image filtering required in multichannel wireless base stations is computationally intensive and power limited. The Company believes this area is an attractive target for the Company's future product directions.

PRODUCTS IN DEVELOPMENT

        The Company has historically experienced a correlation between its success in introducing new products and increases in revenues. Consequently, the Company is committed to a high level of product design and development activity as it considers new product development critical to its future success. During 1996, the Company committed approximately $2.5 million to purchase design automation tools and to expand its product development group in order to accelerate the rate of new product development. As a result of this expanded effort, the Company developed circuits of aggregate transistor complexity approximately equal to the entire number of transistors implemented during its entire prior history during 1997. In fiscal 1998, the Company reassigned some of the designers who were involved in the development of these products to support customer engineers in their incorporation of these products into end-systems. These customer engineers are then able to provide the Company with the technical requirements for potential future products. During 1998, the Company developed circuits that provide two-dimensional filtering of video images, color space conversion between computer and broadcast standards, and video line buffering.

        With the benefit of this on-going customer input resulting from its current digital filtering products, the Company has a number of new DSP product opportunities that it will undertake to develop in fiscal 1999. These products generally will be utilized in conjunction with the Company's current DSP products to further facilitate high performance signal processing. At current resource levels the Company does not expect to be able to complete all of the new product opportunities that it has identified. The level of product development expenditures will be dependent on the Company's success in meeting its financial objectives.

WAFER FABRICATION TECHNOLOGY

        The Company relies on third party silicon foundries to produce processed wafers from mask patterns designed by the Company. Through its wafer suppliers, the Company has access to advanced high-speed, high-density complimentary metal oxide semiconductor (CMOS) process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication facility. Products developed in 1998 utilize process technology with effective channel lengths under 0.35 micron. Coupled with the Company's structured custom design methodology and experience in high-speed circuit design, this technology has allowed the Company to create products that offer high computational speeds, high reliability, high levels of circuit integration (complexity) and low power consumption.

        The Company currently is dependent on two wafer-processing sources. Wafers are processed to pre-agreed specifications to produce integrated circuits designed by the Company. There can be no assurance that such relationships will continue to be on terms satisfactory to the Company. In general the Company's foundry sources do not guarantee minimum supplies. At times the Company's revenues have been limited by its inability to obtain adequate quantities of processed wafers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

MARKETING, SALES AND CUSTOMERS

        The Company markets its products worldwide to a broad range of customers through its own sales efforts, a network of 21 national and international independent sales representatives, and 15 electronics distributors. The Company concentrates its direct marketing efforts on the high-performance segments of the telecommunication, military, industrial, and computer markets in applications where high-speed and low power consumption are critical. Among the Company's OEM customers are Sony Corporation, Hitachi, Honeywell, SDX, Solectron Corporation, Acuson Corporation, DSC Communications Corporation, Lockheed Martin, Boeing, Boston Technology, General Dynamics, ESI, Hewlett Packard and Advanced Technologies Laboratories, Inc.

        The Company coordinates sales from its Sunnyvale, California facility. The Company maintains a regional sales office on Staten Island, New York, as well as field applications support offices in Raleigh, North Carolina to serve the East Coast and San Diego, California to serve the West Coast. The Company also has a sales office in Warminster, England to support the Company's European sales activities. The Company's sales managers direct the activities of the independent sales representative firms and focus on major target accounts. Sales representatives obtain orders on an agency basis and the Company ships directly to its customers. Sales representatives receive commissions on sales within their territories. Distributors purchase the Company's products for resale generally to a broad base of small to medium-size customers. Four regional and national stocking distributors service North America. As is customary in the industry, domestic distributors are entitled to certain price rebates and limited stock rotation rights, for which the Company has made a provision in its consolidated financial statements. During fiscal 1998 and 1997, sales through both international and domestic distributors accounted for approximately 46% and 66% of net sales, respectively, while direct sales to OEMs accounted for approximately 54% and 34%, respectively, of net sales.

        In fiscal 1998, three customers accounted for approximately 27%, 12% and 12%% of net revenues. In fiscal 1997, two customers accounted for approximately 16% and 12%, respectively, of net revenues.

        International sales are conducted by sales representatives and distributors located in Japan, Canada, United Kingdom, Germany, France, Italy, Netherlands, Sweden, Finland, Hong Kong, Israel, Korea, Taiwan, and Spain. During fiscal 1998, 1997, and 1996, the Company's export sales were approximately 47%, 31%, and 27%, respectively, of net sales (see Note 11 in "Notes to the Financial Statements" contained in Item 8 below). The Company's international sales are billed in United States dollars and therefore settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for the Company's products. Although the Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, the Company has not experienced any material difficulties because of these restrictions.

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

BACKLOG

        As of November 30, 1998, the Company's backlog was approximately $2,042,900. The Company includes in its backlog all released purchase orders shippable within the following 18 months, including orders from distributors. The Company's backlog, although useful for scheduling production, does not represent actual sales and the backlog at any particular time should not be used as a measure of future sales or revenues. In accordance with accepted industry practice, orders on the backlog are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. Changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products are not reflected. The Company produces catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The Company's business for its catalog products, like the businesses of many companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company believes that backlog is not a good indicator of future revenues.

RESEARCH AND DEVELOPMENT

        The Company's engineering staff is involved in the design of integrated circuits. In 1998, the Company's development efforts were focused on the development of new digital processing circuits that address video image processing applications. The Company's product design efforts are supplemented by computer aided design and simulation equipment. The Company also has an experienced test-engineering group that works closely with the designers to develop production test software. Research and development expenditures were 10% of sales in 1998 and 11% in 1997 and historically have been approximately 10% of net sales. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Statements of Income" contained in Item 8.

COMPETITION

        The semiconductor industry is intensely competitive and characterized by rapid technological change and rates of product obsolescence, price erosion, periodic shortage of materials, variations in manufacturing yields and efficiencies, and increasing foreign competition. The industry includes many major domestic and international companies that have substantially greater financial, technical, manufacturing, and marketing resources than the Company. In addition, there are many emerging companies that are attempting to obtain a share of the existing market. The Company faces competition from other manufacturers of high-performance integrated circuits, many of which have advanced technological capabilities, are currently increasing their participation in the high-performance CMOS market and have internal wafer production capabilities. The ability of the Company to compete in this rapidly evolving environment depends on elements both within and outside the control of the Company. These elements include: the Company's ability to develop new products in a timely manner; the cost effectiveness of its manufacturing; the acceptance of new products by customers; the speed at which customers incorporate the Company's products into their systems; the continued access to advanced semiconductor foundries; the number and capabilities of its competitors as well as general economic conditions. In the area of high-performance DSP circuits, the Company competes with Analog Devices, Fairchild Semiconductor, Genesis, Gennum, Harris, Lucent Technology, and Texas Instruments, among others.

PATENTS AND COPYRIGHTS

        Because of the rapidly changing technology in the semiconductor industry, the Company relies primarily upon its design know-how, rather than patents and copyrights, to develop and maintain its competitive position. The Company attempts to protect its trade secrets and other proprietary information through confidentiality agreements with employees, consultants, suppliers, and customers, but there can be no assurance that those measures will be adequate to protect the Company's interests. The Company is of the opinion that patent maskwork protection is of less significance in the Company's business than factors such as the experience and innovative skill of its personnel and the abilities of its management. There can be no assurance that others will not develop or patent technology similar to the Company's technology or copy or otherwise duplicate the Company's products. The Company owns five patents awarded by the United States Patent Office.

        Since others have obtained patents covering various semiconductor designs and processes, certain of the Company's present or future designs or processes may be claimed to infringe the patents of third parties. The Company has previously received and may in the future receive claims that one or more aspects or uses of the Company's products infringe on patent or other intellectual property rights of third parties. See Item 3 - Legal Proceedings. The Company does not believe that it infringes any known patents at this time. If any such infringements exist or arise in the future, the Company may be liable for damages and may, like many companies in the semiconductor industry, find it necessary or desirable to obtain licenses relating to one or more of its current or future products. Based on industry practice the Company expects that any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect on the Company. There can be no assurance, however, that licenses could in fact be obtained on commercially reasonable terms, or at all, or that litigation would not occur. The Company's inability to obtain such licenses or the occurrence of litigation could adversely affect the Company.

FACTORS AFFECTING FUTURE RESULTS

        Except for historical information contained herein, the discussion in this Form 10-K report contains forward looking statements within the meaning of
Section 27 A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to, statements as to future operating results and business plans of the Company that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, general economic conditions, the cyclical nature of the semiconductor industry, especially the markets addressed by the Company's products such as HDTV, telecommunications, military weapons system, medical diagnostic imaging equipment, and general computing applications. Also to be considered are factors such as slower than expected demand for the Company's products, the availability of external sources of supply for critical materials such as processed silicon wafers, the extent of utilization of internal manufacturing capacity, fluctuation in wafer and assembly yields, competitive factors, price erosion, the successful development and market acceptance of new product introductions, product obsolescence, costs associated with litigation and the impact of Year 2000 issues on the Company's operations, and the availability of adequate capital.

Fluctuation in operating results

        The Company's quarterly and annual results of operations are effected by many factors that could materially and adversely impact revenues, margins, and income from operations. These factors include, among others, demand for the Company's products, changes in product mix, competitive pricing pressure, fluctuations in yields, cost and availability of raw materials, delays in the introduction or the performance of the Company's new products, market acceptance of the Company's products, competitive product introductions, product obsolescence, costs of litigation, and the dependence of the Company on a limited number of key personnel. In addition to the risks inherent in the cyclical nature of the industry, the Company frequently ships more products during the third month of each quarter than in the first two months of the quarter. Moreover, shipments in the third month are generally higher toward the end of the month resulting in a concentration in sales in the latter part of the quarter that contributes to difficulty in predicting the Company's revenues and results of operations.

International operations

        The Company's products are comprised of materials and produced through processes supplied by foreign companies. The Company also has many overseas customers, the sales to which are billed in United States dollars, and therefore, not directly subjected to currency exchange fluctuations. However, changes in the relative value of the U.S. dollar may change the price of the Company's products relative to the prices of its foreign competitors. Accordingly, both the Company's manufacturing and sales may be adversely affected by changes in the rates of exchange between the U.S. dollar and certain foreign currencies. In addition, the implementation of various forms of protectionist trade legislation, a change in current tariff structures or other trade policies, changes in foreign political or economic conditions, difficulties in collecting accounts receivable and changes in taxes either in the United States or in certain foreign countries, could adversely affect the Company, its international customers or suppliers or advantage the Company's international competitors.

New product development risks

        The Company's future success depends heavily on its ability to develop and introduce new products which meet critical customer needs and which compete effectively on the basis of cost and performance with alternative products and solutions. The success of new product introductions is highly dependent on the timely completion and introduction of new product designs. The development of new products by the Company and their design-in to customer systems can take several years.

Dependence on limited sources of supply and assembly

        The Company is dependent on subcontractors for its processed silicon wafers and its assembly of products. There are only a limited number of such suppliers and the Company has had difficulty in the past obtaining adequate suppliers during periods of rapid industry growth. Changes in suppliers require qualification by the Company and may result in considerable expense and delay in shipping products.

Manufacturing and test capacity

        Although fab-less, the Company has made substantial investments in manufacturing and test capacity. There can be no assurance that market conditions will result in sufficient demand to permit the Company to fully utilize this capacity. Also, the Company's manufacturing facilities are located in the Silicon Valley area that is known to be at high risk for major earthquakes. The Company could suffer either direct damages or its operations could otherwise be disrupted as a result of a major earthquake.

Inventory risk

        The Company must order wafers and packaging materials and build inventory well in advance of product orders. Because the Company's markets are volatile and subject to rapid fluctuations, there are risks that the Company will forecast demand incorrectly and produce excess or insufficient inventory. Some of the Company's products enjoy customer demand beyond the period that the Company's wafer sources offer the process technology that the products were originally designed with. In order to avoid spending limited high skill engineering resources on continuous re-tooling of more mature products to utilize newer process technology, on some product types the Company makes lifetime buys of its anticipated needs resulting in heightened risk of inventory obsolescence.

Liquidity

        Semiconductor manufacturers generally have extraordinarily high ongoing capital requirements. There can be no assurance that the Company can generate sufficient cash flow from operations or be able to obtain financing from other sources that will meet the Company's capital requirements.

Dependence on key personnel

        The Company is highly dependent upon a limited number of key management and technical personnel. The Company's future success also depends on its ability to attract and retain additional personnel, especially highly skilled product design engineers. There can be no assurance that the Company will be successful in hiring and retaining such personnel, and any loss of key personnel could have a material adverse effect on the Company.

EMPLOYEES

        As of September 30, 1998, the Company had 50 full-time employees: 8 in administration, 13 in research and development, 3 in quality assurance, 12 in production/test and 14 in marketing and sales. In addition, from time to time, the Company uses consultants and part-time employees. The Company's ability to attract and retain qualified personnel is an important factor in its continued success. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

REGULATION

        Federal, state, and local regulations impose various environmental controls on the discharge of chemicals and gases in connection with the wafer manufacturing process. Since the Company relies on third party manufacturers and its activities do not involve utilization of hazardous substances generally associated with semiconductor processing, the Company believes such regulations are unlikely to have a material affect on its business or operations.


ITEM 2. PROPERTIES

        The Company's executive offices, as well as its manufacturing and principal research and design facilities, are located in approximately 21,600 square feet of space in Sunnyvale, California pursuant to a lease expiring on December 15, 2002. The Company maintains additional sales or field application support offices located in the metropolitan area of Raleigh, North Carolina, Staten Island, New York, San Diego, California, and Warminster, England. The Company currently leases these sales and field application support offices on a month-to-month basis. The Company believes that its facilities will be adequate to meet its reasonably foreseeable needs and, if necessary, that alternative facilities will be available to it on acceptable terms so as to meet its requirements.


ITEM 3. LEGAL PROCEEDINGS

        The Company is not presently involved in any legal proceedings. From time to time the Company receives demands from various parties asserting patent claims. These demands are often not based on any specific knowledge of the Company products or operations. Because of the uncertainties inherent of litigation the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact on the Company.

        In January 1998, the Company was contacted by the attorneys representing the estate of Mr. Jerome Lemelson charging that the Company infringed on certain patents registered by Mr. Lemelson. The attorneys for the estate have not filed suit, but have urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company is in the process of reviewing the charges to determine the validity of the claims. Should the estate file suit, the Company would vigorously defend itself in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event the Company might be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of this matter.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock is traded under the symbol "LOGC" on the Nasdaq National Market System. The following table sets forth for the period indicated, the high and low closing prices for the Company's Common Stock as reported by Nasdaq:


1996                          HIGH          LOW
----                          ----          ---
Fourth Quarter               $ 3 3/4       $ 2 1/16

1997                          HIGH          LOW

First Quarter                $ 2 3/4       $ 2 5/16
Second Quarter               $ 2 1/2       $ 1 15/16
Third Quarter                $ 3 1/2       $ 1 15/16
Fourth Quarter               $ 4 7/16      $ 2 5/32

1998

First Quarter                $ 3 1/2       $ 2 1/32
Second Quarter               $ 3 3/4       $ 2 1/2
Third Quarter                $ 3 1/4       $ 1 1/5


HOLDERS

        As of November 30, 1998, there were approximately 3,400 holders of the Company's Common Stock.

DIVIDENDS

        The Company has not paid any dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The Company has entered into bank credit agreements that preclude the payment of dividends without the prior consent of the parties to such agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing". Regardless of any such restrictions in its bank credit agreement, the present policy of the Company is to retain earnings to provide funds for the expansion of its business.

UNREGISTERED SALES OF COMMON STOCK

        On September 30, 1998, the Company sold 510,638 newly issued shares of Common Stock for $1.46875 per share or $750,000 in the aggregate in equal amounts to William J. Volz, President and a director of the Company, and BRT Partnership. BRT Partnership is a partnership, the sole partners of which are 25 individual trusts commonly known as the Bea Ritch Trusts, the beneficiaries of which are family members of Burton W. Kanter, a director of the Company, though Mr. Kanter is not a beneficiary. The per share sale price equals the closing price for the Company's Common Stock on September 17, 1998, the date on which the parties entered into an agreement to effect such sale. The sale was not registered under the Securities Act of 1933 in reliance on an exemption from the registration requirements thereof under Section 4(2) of such act and the rules promulgated thereunder and on other exemptions. At the time of the sale, the Company entered into an agreement to register resales of such shares in the future but to date has not filed a registration statement covering such resales. No broker-dealers or underwriters were used to effect such sale and no brokerage commissions or underwriting discounts were paid in connection therewith.

ITEM 6. SELECTED FINANCIAL DATA

        In September 1998, the Company elected to change its fiscal year-end from December 31 to September 30, effective September 30, 1998.

        The following table sets forth selected financial data for the Company for the nine month fiscal year ended September 30 1998, the nine months ended September 30, 1997, and for the fiscal years ended December 31, 1997, 1996, 1995, and 1994. This information has been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

(Dollars in thousands, except per share amounts)


                                  Nine Months Ended
                                    September 30,                              Year ended December 31,
                            -----------------------------   -----------------------------------------------------------
                                 1998            1997           1997            1996           1995           1994
                            -------------   -------------   -------------   -------------  -------------  -------------
                                             (Unaudited)
Net revenues                $       9,562    $      9,006    $     12,519    $     12,525   $     16,611   $     13,492

Net (loss) income                  (6,334)           (407)           (399)            122          1,384            708

Basic (loss) income
per common share                    (1.03)          (0.06)          (0.07)           0.02           0.26           0.15

Weighted average
common shares
outstanding
(thousands)                         6,178           6,366           6,122           6,041          5,420          4,841

Working capital             $       9,630          16,282          15,184          16,641         17,148          7,218

Property and
equipment (net)                     4,935           4,781           5,110           4,204          2,410          2,163

Total assets                       23,599          20,727          27,493          26,500         23,366         14,925

Long-term liabilities                 392           1,164           1,125           1,206            391          1,228

Shareholders' equity               15,143          20,719          20,727          21,126         20,711          8,810

Research and
development expenses                  959           1,148           1,406           1,450          1,451          1,338

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reported fiscal financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

        The Company's election to change its fiscal year-end from December 31 to September 30 was part of an overall restructuring of the Company's operations that was undertaken in the quarter ended September 30, 1998.

        Historically, the Company has been one of the smallest publicly traded semiconductor manufacturers. In order to bootstrap its growth from a very limited capital base, the Company initially developed plug compatible second source products that were form, fit, and function compatible with products offered by other manufacturers. These products also offered oneupmanship advantages such as faster performance, lower power consumption, and lower cost. The primary advantage of this plug compatible second sourcing was to shorten the time from product introduction to initial revenues. Due to the presence of competitive suppliers, the disadvantages of these products include the need for broad distribution channels and highly competitive pricing and delivery demands.

        Recognizing the disadvantages of relying on plug compatible products, in 1996 the Company embarked on a redirection and expansion of its product development efforts. During 1996, the Company acquired advanced design automation tools and sharply increased the number of people involved in product development. At the same time, the Company also began identifying unique, proprietary products driven by the requirements of its existing customer base. In 1997, the Company introduced a number of these proprietary products and continues to focus on defining and developing proprietary products.

        Fiscal 1998 can be characterized as a year of transition for the Company. Sales of the Company's more mature products continue to decline as the products reach end of life. The Company's newer products have been designed-in (incorporated) into end system level products that address the high definition television market. These systems are expected to move toward volume production during fiscal 1999. As the newer products begin to contribute increasing revenues, the Company's support of its older products will become more and more inefficient. As a result, the Company has elected to phase down a number of its more mature products and to accelerate its transition to its proprietary products.

        The Company derives its revenues primarily from the sale of semiconductor chips that address high-speed digital signal processing (DSP) applications. In the past, the Company also enjoyed significant revenues from the sale of high performance static random access memories (SRAMs). Applications requiring high speed processing generally also require high-speed memory. However, since 1996, the industry has suffered from excess wafer fabrication capacity. This excess capacity has resulted in severe downward price pressure on memory products. Due to the resulting falling demand and sharply lower pricing, sales of the Company's SRAM products have declined significantly as a percentage of total revenues.

        The Company's second source products provide the building blocks from which high performance arithmetic computing engines can be configured. With the on-going advances in semiconductor process lithography, it has become technically feasible to incorporate entire systems on a single chip. While this capability is just becoming economically attractive, the Company has recognized that the remaining life of its more mature products is limited, as the building blocks provided by the Company's products on separate chips can now be combined onto a single chip with other necessary building blocks for arithmetic computing systems. These products suffer pricing pressure as a result of the introduction of more highly integrated, and therefore more economical, product introductions by the Company's competitors. This pricing pressure impacts the Company to a lesser degree than the impact of excess capacity on memory products due to performance requirements and the more limited size of the markets that these products address.

        Many of the Company's customers produce systems that address the television broadcast industry. In the United States, television broadcasting began the transition from analog to digital transmission in November 1998. By the year 2007, all analog broadcasts are scheduled to cease. As a result of this transition, the Company believes that there will be expanded opportunities for the sales of its newer products that generally address the requirements for processing studio quality broadcast images. In the short term however, sales of the Company's existing products have been adversely impacted as broadcasters have delayed planned incremental upgrades of their facilities that would have quickly become obsolete as a result of the transition to HDTV.

RESULTS OF OPERATIONS

Nine Month Year Ended September 30, 1998 compared to the Nine Month Year ended September 30, 1997

        Net revenues for the nine month year ended September 30, 1998 were $9,562,700, up six percent from the $9,006,400 recorded in the nine months ended September 30, 1997.

        Cost of revenues increased from $5,730,000 in the nine month period ended September 30, 1997 to $7,252,100 in the nine month year ended September 30, 1998. Gross profit decreased from $3,276,400 for the nine month period in 1997 to $(1,861,800) in 1998, due to this increase in cost of goods sold and due to the recording of certain one time charges associated with the Company's business plan of reorganization. Gross profit margin as a percentage of sales decreased from 37% for the nine month period in 1997 to negative 19 percent in 1998. This decrease in gross profit dollars and decrease in gross profit margin on revenue from product sales in 1997 was due to the increase in cost of goods sold as well as higher inventory write downs in the 1998 period.

        Research and development expenses were $959,500 in the nine month year ended September 30, 1998 versus $1,147,700 in the nine month year ended September 30, 1997. Research and development expenses as a percentage of net revenues decreased from 13% for the nine month period in 1997 to 10% in 1998. Research and development expenses decreased in 1998 compared to the 1997 period as a result of fewer mature product re-tooling charges for the period.

        Selling, general and administrative expenses increased 21% from $2,613,100 in the nine month period ended September 30, 1997 to $3,154,700 in the nine month year ended September 30, 1998. As a percentage of net revenues, selling, general and administrative expenses increased from 29% for the nine month period in 1997 to 33% in 1998.

        For the nine month year ended September 30, 1998, the operating (loss) increased 1724% to $(5,976,000) from $(406,600) for the nine month period ended September 30, 1997, due to the above-mentioned factors. As a percentage of net revenues, operating income decreased from negative 5% for the nine month period in 1997 to negative 62% for the nine month period in 1998.

        Interest expense increased from $188,900 for the nine month period in 1997 to $434,400 for the nine month period in 1998 as the Company's borrowing increased from $3,275,000 at September 30, 1997 to $5,350,000 at September 30, 1998.

        As a result of the foregoing, net loss increased from a loss of $406,600 for the nine month year ended September 30, 1997 to a loss of $6,333,700 for the nine month period ended September 30, 1998.

Year Ended December 31, 1997 compared to the Year ended December 31, 1996

        Net revenues for the year ended December 31, 1997 were $12,518,500, essentially unchanged from $12,524,900 recorded in the year ended December 31, 1996. In early 1997, the Federal Communications Commission announced that it would require broadcasters in the ten largest market areas to begin digital television broadcasting by the fall of 1998. The immediate response to this announcement was to slow planned incremental upgrades of existing studio equipment while broadcasters assessed the requirements to move to digital television broadcasting. As a result of this pause in end equipment purchases, sales of the Company's components to studio equipment manufacturers were adversely impacted. Also during 1997, the Company experienced periods where it was unable to support certain of its SRAM product types due to a transition to manufacturing these products with newer process technology.

        Cost of revenues increased from $7,008,900 in the year ended December 31, 1996 to $7,933,100 in the year ended December 31, 1997. Gross profit decreased from $5,516,000 in 1996 to $4,585,400. Gross profit margin as a percentage of sales decreased from 44% in 1996 to 36% in 1997. This decrease in gross profit dollars and lower gross profit margin on revenues was due to higher inventory write downs and falling SRAM pricing in 1997.

        Research and development expenses were $1,405,600 in the year ended December 31, 1997 versus $1,450,100 in the year ended December 31, 1996. Research and development expenses as a percentage of net revenues decreased from 12% in 1996 to 11% in 1997. Research and development expenses were essentially unchanged for the 1997 and 1996 periods as a result of fewer mature product re-tooling charges for the period but were offset by substantial investments in R&D personnel and design software which increased the new product development during 1997.

        Selling, general and administrative expenses decreased 8% from $3,827,000 in the year ended December 31, 1996 to $3,507,500 in the year ended December 31, 1997. The decrease was primarily due to expense control activities instituted in light of the Company's losses during

1997. As a percentage of net revenues, selling, general and administrative expenses decreased from 30% in 1996 to 28% in 1997.

        In the year ended December 31, 1997, operating income (loss) decreased 237% to $(327,700) from $238,900 in the year ended December 31, 1996. As a percentage of net revenues, operating income decreased from 2% in the 1996 period to negative (3)% in the 1997 period.

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

LIQUIDITY AND CAPITAL RESOURCES

        For the three years ended September 30, 1998 the Company's cash flow (after-tax net loss plus non-cash items) has significantly exceeded its net loss, due to significant non-cash charges for restructuring, depreciation, and inventory write-downs. This cash flow ($-467,200 in 1998, $1,104,600 in 1997, and $1,595,200 in 1996) as well as approximately $3,350,000 in increased bank borrowings between December 1996 and September 30, 1998, and a private sale of Common Stock for an aggregate consideration of $750,000 on September 30, 1998 have served as the primary source of financing for the Company's working capital needs and for capital expenditures during these years.

        During fiscal 1998, the Company's after-tax net cash flow (net loss of $6,378,400 plus non-cash items of $5,866,500) along with increases in inventories of $136,500 and decreases in accounts receivables of $2,228,400 along with net other cash flow items from operations used a total of $(1,682,500) in net cash from operating activities. Capital expenditures and increases to other assets used $293,500 in cash. Bank borrowing provided $2,325,000 in cash, and repayment of long-term capital lease obligations and bank borrowings used $1,044,000 in cash. The Company also raised $750,000 in additional equity in September 1998. Net of such amounts resulted in a increase in cash and cash equivalents of $55,000 for the 1998 period.

        During 1997, the Company's after-tax cash earnings (net loss of $398,600 plus non-cash items of $1,503,200) along with a decrease in inventories of $1,529,800, were offset by growth in accounts receivables of $2,179,300. These items along with net other cash flows items from operations provided a total of $292,800 in net cash from operating activities. Capital equipment expenditures and increases to other assets used $1,740,100 in cash. Bank borrowing provided $2,325,000 in cash, and repayment of long-term capital lease obligation used $660,700 in cash. Net of such amounts resulted in a decrease in cash and cash equivalents of $583,000 for the 1997 period.

        During 1996, the Company's after-tax cash earnings (net income of $122,300 plus non-cash items of $1,472,900), along with cash provided from accounts receivables of $1,191,500, were more than offset by increases in inventories of $5,632,900 (increased in inventories were funded by after-tax cash earnings, cash provided from receivables and cash on hand.). These items along with net other cash flows items from operations used a total of $4,060,700 in net cash from operating activities. Capital equipment expenditures and increases to other assets used

$1,517,500 in cash. Bank borrowing provided $2,000,000 in cash, exercise of warrants and stock options provided $292,500 in cash and repayment of long-term capital lease obligations used $421,900 in cash. Net of such amounts resulted in a decrease in cash and cash equivalents of $3,707,600 for the 1996 period.

        The Company has addressed its requirements for working capital by reducing expenditures, accelerating accounts receivables collections, and by shifting its focus to higher margin products. The Company believes that these actions combined with anticipated after-tax cash earnings, and reductions in the levels of inventories as well as the financing available under other third party financing, will be sufficient to support its working capital and capital expenditure requirements for the next twelve months.

Working Capital

        The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained high levels of inventories and accounts receivable in order to be responsive to its customer base. As the Company shifts from more competitive second source products to proprietary sole source products the Company believes that it will be able to streamline its inventories. It also intends to shorten its accounts receivable collection cycle by re-focusing on direct sales to customers rather than through distribution channels.

        The Company relies on third party suppliers for its raw materials, particularly its processed wafers, and as a result maintains substantial inventory levels to protect against disruption in supplies. At periods in the past the Company has experienced disruptions in obtaining wafers from its suppliers. As the Company continues its shift to higher margin proprietary products, the Company expects to be able to reduce inventory levels by streamlining its product offerings.

        As part of its restructuring activities, the Company recalled from distributor stock product material that was not committed to an existing customer order. The material that was recalled was added back into the Company's inventory pool. This enlarged inventory pool was then culled for products that the Company identified as having reached end of life. As a result of this activity the Company has scrapped $4,172,400 as part of its restructuring efforts during the quarter ended September 30, 1998. The Company provides reserves for any product material that is over one year old with no backlog or sales activity, and reserves for future obsolescence. See "Schedule II" of the accompanying consolidated financial statements.

        The Company's accounts receivable level is generally correlated to the Company's previous quarter revenue level. Because of customer order scheduling, up to 80% of the quarterly revenues are often shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable still not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which made up 46% of the Company's 1998 revenues) generally pay at 90 days and beyond, has resulted in accounts receivable balances at the end of the quarterly period being at their highest point for the period. The Company expects to be able to reduce accounts receivable levels as a result of a shift in its sales focus toward direct customer sales rather than the broad channel management sales activities it has required to support its second source products.

        Although current levels of inventory impact the Company's liquidity, the Company believes that these items are a cost of doing business as a fab-less operation. The Company continues to evaluate alternative suppliers to diversify its risk of supply disruption. However, this requires a significant investment in product development to tool with new suppliers. Such efforts compete for the Company's limited product development resources. The Company seeks to achieve on-going reductions in inventory. However, it cannot guarantee that such reductions will be achieved within a precise period of time due to both its current high rate of introductions of new products into the inventory pool and its inability to control customer order schedules.

Financing

        On June 1, 1998, the Company renewed a $6,000,000 revolving line of credit with Sanwa Bank extending the maturity to May 31, 1999. The line of credit bears interest at the bank's prime rate (8.50% at September 30, 1998) plus 1.00%. The line of credit requires the Company to maintain a minimum tangible net worth of $20,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.10 to 1.00 increasing to 1.20 to
1.00 at September 30, 1998 and increasing again to 1.35 to 1.00 at December 31, 1998 and thereafter, and profitability on a quarterly basis. As of September 30, 1998 the Company was not in compliance with certain covenants under the borrowings and had not obtained a waiver from that bank. (See Notes 6 and 12 of Notes to Consolidated Financial Statements.) The line of credit facility is secured by all of the assets of the Company.

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

        On February 15, 1995, the non-employee directors of the Company were granted warrants to purchase an aggregate of 220,000 shares of Common Stock. The grants were ratified by shareholders of the Company at the Company's 1996 annual meeting of shareholders held June 13, 1996. The warrants have an exercise price of $2.5625 per share, which was the last reported transaction price of the Common Stock on February 15, 1995, and expire on February 15, 2000. Of these warrants 120,000 were exercised in 1996 by two of the non-employee directors through loans made to them from the Company. The loans matured July 1998 and accrued interest at the reference rate plus 2%. The non-employee director loans have been extended for a one-year period ending July 1999. As part of the loan extension agreement, the terms of the loan have been changed to increase the interest rate to 2% and to require the lenders to sell their shares consistent with existing market conditions and repay their loans at any time when the offer price for the underlying shares reaches $3.25.

        Certain other warrants to purchase an aggregate of 34,350 shares of Common Stock were issued by the Company in connection with two of the private placements that occurred in 1995. Under one transaction, the warrant gives the holders the right to purchase from the Company up to 31,850 shares of Common Stock at an exercise price equal to $12.625 per share (the last reported transaction price on August 21, 1996). The warrant was exercisable immediately upon its issuance and expired on August 21, 1998. Under the other transaction, the warrants gives the holders the right to purchase from the Company up to 2,500 shares of Common Stock at an exercise price equal to $11.875 per share (the closing bid price on September 14, 1996). These warrants were exercisable immediately upon their issuance and expired on September 19, 1998.

        On September 30, 1998, the Company sold 510,638 newly issued shares of Common Stock for $1.46875 per share or $750,000 in the aggregate in equal amounts to William J. Volz, President and a director of the company, and BRT Partnership. BRT Partnership is a partnership, the sole partners of which are 25 individual trusts commonly known as the Bea Ritch Trusts, the beneficiaries of which are family members of Burton W. Kanter, a director of the Company, though Mr. Kanter is not a beneficiary. The per share sale price equals the closing price for the Company's Common Stock on September 17, 1998, the date on which the parties entered into an agreement to effect such sale. The Company agreed to register these shares upon request of the purchasers.

        While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide an adequate base of liquidity to fund operations and meet the capital needs to support the Company's operations.


YEAR 2000 COMPLIANCE

        The year 2000 creates the potential for date related data to cause computer processing errors or system shut-downs because computer-controlled systems have historically used two digits rather than four to define years. For example, computer programs that contain time data sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. The miscalculations and systems failures that may be caused by such date misrecognition could disrupt the operations of the Company. Since the risk relates to computer-controlled systems, the year 2000 issue affects computer software, computer hardware, and any other equipment with imbedded technology that involves date sensitive functions. The Company has determined to assess the scope of its Year 2000 problems, to remediate the problem, and to plan for the contingency of remediation failure separately for each of its internal computer software programs, its computer hardware, its machinery which includes imbedded computer technology, its suppliers and its products.

        As a result of its assessment, the Company has determined that none of its products have date sensitive functions and, accordingly, that no products will require modification or replacement.

        The Company believes that it has identified all of its computer software programs, computer hardware and machinery with imbedded computer technology. This assessment was eased by the small amount of computers and other machinery that the Company possesses relative to the size of its operations since production and assembly of its products is outsourced.

        The Company is still in the process of determining the extent to which its customers and suppliers may be impacted by year 2000 computer processing problems. This assessment has been slower than the Company's other assessment efforts since it necessarily involves obtaining information from third parties, and the Company's suppliers are foreign operations which may have local customs or attitudes regarding disclosure which differ from those in the United States. Conversely, because the Company relies on third parties to manufacture its chips and assemble its products, the Company's production may be slowed or other of its operations may be adversely impacted by the Year 2000 problems of its suppliers. Although the Company has received assurances from certain of its suppliers, including the silicon foundaries supplying the Company with silicon wafers, that they are Year 2000 compliant, the Company plans to shortly require a written evaluation from each of its suppliers about their state of Year 2000 readiness. The Company does not believe it has any technological interfaces with customers that will be affected by the Year 2000 issue.

        The Company completed remediation of its computer hardware, internal computer software programs and equipment with imbedded technology in March 1998. Through December 31, 1998, the Company has spent approximately $50,000 modifying or replacing its internal computer software programs, its computer hardware, and machinery with embedded computer technology, primarily to upgrade software and to modify maintenance agreements. Since it believes remediation of such systems has been completed, the Company does not expect to expend any material amounts on such remediation in the future. However, if the Company has failed to properly assess any of the year 2000 problems or failed to fully remedy any identified year 2000 problems of its computer hardware, computer software programs, or machinery with embedded technology, the Company may be forced to spend more than anticipates on such remediation in the future.

        Until its assessment efforts are complete, the Company will not be able to reasonably estimate the future costs of eliminating problems caused by the Year 2000 problems of its suppliers, whether by investing in new technology or software to interface with these parties or finding alternative sources of supply. Beginning June 1, 1999, the Company expects to shift production away from suppliers that have not demonstrated Year 2000 compliance to the Company's satisfaction and to the Company's current suppliers that are Year 2000 compliant. If such current suppliers are unable to satisfy increased production burdens, the Company expects to engage new suppliers that are Year 2000 compliant. There can be no assurance that the Company will be able to shift additional production to any of its current suppliers or to new suppliers without additional costs or at all. Shifts to new suppliers typically require capital outlays and increased time requirements for production, either of which may adversely affect the results of operations of the Company.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


        Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:                                                             Page
----------------------------------                                                             ----
Report of Independent Certified Public Accountants..........................................    23
Consolidated Balance Sheets, September 30, 1998 and December 31, 1997.......................    24
Consolidated Statements of Operations, period ended
  September 30, 1998, and years ended December 31, 1997 and 1996............................    26
Consolidated Statements of Shareholders' Equity,
  period ended September 30, 1998, and years ended December 31, 1997 and 1996...............    27
Consolidated Statements of Cash Flows, period ended
  September 30, 1998, and years ended December 31, 1997 and 1996............................    28
Notes to Consolidated Financial Statements..................................................    29
Quarterly Financial Data (un-audited) period ended
  September 30, 1998 and year ended December 31, 1997.......................................    41

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts.............................................    45
Exhibit 11.1 - Computation of Earnings per Common Share.....................................    70

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Logic Devices Incorporated

We have audited the consolidated financial statements of Logic Devices Incorporated and subsidiary as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits. The consolidated financial statements of Logic Devices Incorporated and subsidiary as of December 31, 1997 and 1996 and for each of the years then ended, were audited by Meredith, Cardozo, Lanz & Chiu LLP, whose practice has been combined with our Firm and whose report dated March 2, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logic Devices Incorporated and subsidiary as of September 30, 1998, and the results of their operations and their consolidated cash flows for the nine months ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company's recurring losses and accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


San Jose, California
January 8, 1999

                                                      LOGIC DEVICES INCORPORATED

                                                     CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                             1998              1997
---------------------------------------------------------------------------------------------------
ASSETS (Note 6)

CURRENT
    Cash and cash equivalents                                       $     142,900     $      87,900
    Accounts receivable, net of allowance for doubtful
      accounts of $169,500 in 1998 and 1997 (Notes 11 and 12)           4,553,400         6,781,800
    Inventories (Notes 1, 2, 3 and 12)                                 12,535,600        12,399,100
    Prepaid expenses and other assets                                     372,100           412,000
    Income taxes receivable (Note 7)                                       90,000           522,000
    Deferred income taxes (Note 7)                                             --           621,900
---------------------------------------------------------------------------------------------------

                   TOTAL CURRENT ASSETS
                                                                       17,694,000        20,824,700

PROPERTY AND EQUIPMENT, net (Note 4)                                    4,935,500         5,110,000

OTHER ASSETS (Note 8)                                                     969,400         1,558,300
---------------------------------------------------------------------------------------------------


                                                                    $  23,598,900     $  27,493,000
===================================================================================================


See accompanying notes to consolidated financial statements.

                                                      LOGIC DEVICES INCORPORATED

                                                     CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                             1998                1997
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Bank borrowings (Notes 6 and 12)                                $   5,350,000       $   3,525,000
    Accounts payable                                                    1,585,400           1,011,400
    Accrued expenses (Note 2)                                             565,700             446,300
    Current portion of capital lease obligations (Note 9)                 562,400             658,500
-----------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                               8,063,500           5,641,200

Capital lease obligations, less current portion (Note 9)                  392,100             705,300
Deferred income taxes (Note 7)                                                 --             419,500
-----------------------------------------------------------------------------------------------------
                    TOTAL LIABILITIES
                                                                        8,455,600           6,766,000
-----------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Notes 5 and 10)
    Preferred Stock, no par value; 1,000,000 shares
      authorized; 5,000 designated as Series A and 70,000
      designated as Series B Junior Participating; 0 shares
      issued and outstanding                                                   --                  --
    Common Stock, no par value; 10,000,000 shares authorized;
      6,632,338 and 6,121,750 shares issued and outstanding,
      respectively                                                     18,091,900          17,341,900
    Common stock subscribed                                              (307,500)           (307,500)
    (Accumulated deficit) retained earnings                            (2,641,100)          3,692,600
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                             15,143,300          20,727,000
-----------------------------------------------------------------------------------------------------

                                                                    $  23,598,900       $  27,493,000
=====================================================================================================


See accompanying notes to consolidated financial statements.

                                                      LOGIC DEVICES INCORPORATED

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     NINE MONTHS ENDED             Years Ended
                                                     -----------------    -------------------------------
                                                       SEPTEMBER 30,       DECEMBER 31,      DECEMBER 31,
                                                           1998                1997              1996
                                                     (NOTES 1 AND 14)
---------------------------------------------------------------------------------------------------------
NET REVENUES (Note 11)                                 $  9,562,700       $ 12,518,500       $ 12,524,900

COST OF REVENUES (Notes 1, 2 and 8)                       7,252,100          7,933,100          7,008,900

INVENTORY WRITE-DOWN (Note 2)                             4,172,400                 --                 --
---------------------------------------------------------------------------------------------------------

              GROSS MARGIN                               (1,861,800)         4,585,400          5,516,000
---------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development                                959,500          1,405,600          1,450,100
    Selling, general and administrative                   3,154,700          3,507,500          3,827,000
---------------------------------------------------------------------------------------------------------

        TOTAL OPERATING EXPENSES                          4,114,200          4,913,100          5,277,100
---------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM OPERATIONS                            (5,976,000)          (327,700)           238,900

OTHER (INCOME) EXPENSE:
    Interest expense                                        434,400            439,700             94,500
    Interest income                                            (100)            (4,900)           (72,200)
    Interest income on shareholder notes (Note 5)           (50,700)                --                 --
    Other                                                    18,800            (12,200)            14,300
---------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                         402,400            422,600             36,600
---------------------------------------------------------------------------------------------------------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES          (6,378,400)          (750,300)           202,300
---------------------------------------------------------------------------------------------------------

(BENEFIT) PROVISION FOR INCOME TAXES (Note 7)               (44,700)          (351,700)            80,000
---------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                      $ (6,333,700)      $   (398,600)      $    122,300
=========================================================================================================

BASIC (LOSS) EARNINGS PER SHARE                        $      (1.03)      $      (0.07)      $       0.02
=========================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                6,178,458          6,121,750          6,041,483
=========================================================================================================

DILUTED (LOSS) EARNINGS PER COMMON SHARE               $      (1.03)      $      (0.06)      $       0.02
=========================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                6,178,458          6,171,959          6,041,483
=========================================================================================================


See accompanying notes to consolidated financial statements.

                                                      LOGIC DEVICES INCORPORATED

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Retained
                                             Common Stock                  Common             Earnings
                                   -------------------------------          Stock           (Accumulated)
                                      Shares             Amount           Subscribed          (Deficit)              Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1995           5,916,705       $ 16,741,900       $         --        $  3,968,900        $ 20,710,800

Proceeds from exercise of
  stock options                          10,000             33,600                 --                  --              33,600

Conversion of stock warrants
  (Note 5)                              195,045            566,400           (307,500)                 --             258,900

Net income                                   --                 --                 --             122,300             122,300
-----------------------------------------------------------------------------------------------------------------------------

BALANCES, December 31, 1996           6,121,750         17,341,900           (307,500)          4,091,200          21,125,600

Net loss                                     --                 --                 --            (398,600)           (398,600)
-----------------------------------------------------------------------------------------------------------------------------

BALANCES, December 31, 1997           6,121,750         17,341,900           (307,500)          3,692,600          20,727,000

Sale of common stock
  (Note 5)                              510,638            750,000                 --                  --             750,000

Net loss                                     --                 --                 --          (6,333,700)         (6,333,700)
-----------------------------------------------------------------------------------------------------------------------------

BALANCES, September 30, 1998          6,632,388       $ 18,091,900       $   (307,500)       $ (2,641,100)       $ 15,143,300
=============================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                      LOGIC DEVICES INCORPORATED

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine months ended                Years Ended
                                                        -----------------     ------------------------------
                                                          SEPTEMBER 30,       DECEMBER 31,       DECEMBER 31,
                                                                  1998               1997               1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                      $(6,333,700)       $  (398,600)       $   122,300
    Adjustments to reconcile net (loss) income
      to net cash (used in) provided by
      operating activities:
        Depreciation and amortization                        1,494,100          1,438,400          1,210,400
        Gain on sale of capital equipment                       (2,500)
        Allowance for doubtful accounts                             --           (234,200)           284,200
        Deferred income taxes                                  202,400            299,000            (21,700)
        Inventory write-down                                 4,172,400                 --                 --
        Changes in assets and liabilities:
           Accounts receivable                               2,228,400         (2,179,300)         1,191,500
           Inventories                                      (4,608,900)         1,529,800         (5,632,900)
           Prepaid expenses and other assets                    39,900           (281,400)            57,700
           Income taxes receivable                             432,000            267,800           (789,800)
           Accounts payable                                    574,000            (63,200)            83,600
           Accrued expenses                                    119,400            (85,500)          (566,000)
------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                                (1,682,500)           292,800         (4,060,700)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                      (924,800)        (1,522,700)        (1,344,400)
    Proceeds from sale of capital equipment                      2,500                 --                 --
    Other assets                                               628,800           (217,400)          (173,100)
------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                         (293,500)        (1,740,100)        (1,517,500)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock (Note 5)                              750,000                 --            292,500
    Proceeds from bank borrowings                            2,325,000          2,325,000          2,000,000
    Repayments of bank borrowings                             (500,000)          (800,000)                --
    Payments of capital lease obligations                     (544,000)          (660,700)          (421,900)
------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,031,000            864,300          1,870,600
------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            55,000           (583,000)        (3,707,600)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    87,900            670,900          4,378,500
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $   142,900        $    87,900        $   670,900
============================================================================================================


See accompanying notes to consolidated financial statements.

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has an accumulated deficit of approximately $2,641,100 as of September 30, 1998, has incurred losses of $6,333,700 and $398,600, for the nine months ended September 30, 1998 and for the year ended December 31, 1997, respectively. In addition, the Company is not in compliance with certain of its line of credit covenants (Note 6) at September 30, 1998 and has not received a bank waiver.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreement, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is actively marketing its existing and new products and restructuring to enable it to better market its remaining product lines, which it believes will ultimately lead to profitable operations.

Change in Fiscal Year

In 1998, the Company changed its reporting period from a calendar year ending December 31 to a fiscal year ending September 30 (Note 14).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash Equivalents

For purpose of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value (Notes 2, 3 and 12).

Property and Equipment

Property and equipment are stated at cost. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the assets. Certain tooling costs are capitalized by the Company and are amortized on a straight-line basis over the shorter of the related product life cycle or five years.

Cost in Excess of Fair Value of Net Assets Acquired

The Company amortizes costs in excess of the fair value of net assets acquired on a straight-line basis, over seven years. Included in other assets are $309,400 of certain intellectual and intangible assets related to the 1995 acquisition of STAR Semiconductor Corporation, with related accumulated amortization of $104,600 and $84,000 in 1998 and 1997, respectively.

Capitalized Software Costs

Internal test computer software development costs incurred subsequent to the determination of its technical feasibility are capitalized and amortized on a straight-line basis over the shorter of the related expected product life cycle or five years. As of September 30, 1998 and December 31, 1997, such costs aggregated $2,342,500 and $2,202,000, respectively, and are included in other assets in the consolidated financial statements net of accumulated amortization of $1,922,900 and $1,812,300, respectively.

Revenue Recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs were not significant in 1998, 1997 and 1996.

Income Taxes

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Deferred income taxes as of December 31, 1997, primarily result from certain expenses that are not currently deductible for tax purposes. In 1998, as a result of recurring losses from operations, the Company full reserved its net deferred tax assets.

Earnings Per Common Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, which was effective December 28, 1997. Conforming to SFAS No. 128, the Company changed its method of computing earnings per share and restated all prior periods included in the consolidated financial statements. Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. The impact of SFAS No. 128 was not significant for the prior years' reports.

Fair Value of Financial Instruments

In estimating its fair value disclosures for financial instruments, the Company used the following methods and assumptions:

Cash and Cash Equivalents

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates fair value.

Short-term Debt

The fair value of short-term debt approximates cost because of the short period of time to maturity.

Long-term Debt

The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

As of September 30, 1998 and December 31, 1997, the fair values of the Company's financial instruments approximate their historical carrying amounts.

Long-Lived Assets

The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. In 1998, the Company reviewed certain long-term prepaid expenses and other assets, and determined that their value had been impaired as a result of outside industry factors. Accordingly, in 1998 the Company took a charge to earnings, included in cost of sales, for $693,600.

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reclassifications

Certain 1997 and 1996 amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 1998 presentation.

2.   BUSINESS LINE RESTRUCTURING

In September 1998, in connection with management's plan (the Plan) to pursue a proprietary product strategy in the High Definition Television (HDTV) market, reduce costs and improve operating efficiencies, the Company recorded a write-down of inventory for $4,172,400, and accrued severance costs of $123,700, which are included in cost of sales in the consolidated financial statements. The principal actions in the Plan involve the shift of the Company's product lines from "plug-compatible" integrated circuits to HDTV, the changing from an indirect (distributor channel) sales force to a direct marketing sales force, and consolidation of support infrastructure.

3.   INVENTORIES

A summary of inventories at September 30, 1998 and December 31, 1997 follows:

September 30 and December 31,                          1998                 1997
--------------------------------------------------------------------------------
Raw materials                                   $ 2,599,900          $ 2,824,400
Work-in-process                                   5,373,600            6,468,900
Finished goods                                    4,562,100            3,105,800
--------------------------------------------------------------------------------

                                                $12,535,600          $12,399,100
================================================================================

Based on 1998's sales levels and inventories on hand, the Company has approximately twelve (12) months of sales in inventory (Note 12).

4.  PROPERTY AND EQUIPMENT

A summary of property and equipment as of September 30, 1998 and December 31, 1997 follows:

September 30 and December 31,                           1998                1997
--------------------------------------------------------------------------------
Equipment                                        $ 9,851,300         $ 9,302,800
Tooling costs                                      6,116,000           5,518,500
Leasehold improvements                               225,200             225,200
--------------------------------------------------------------------------------
                                                  16,192,500          15,046,500
Less accumulated depreciation and
  amortization                                    11,257,000           9,936,500
--------------------------------------------------------------------------------

                                                 $ 4,935,500         $ 5,110,000
================================================================================

Equipment under capital lease obligations aggregated $2,003,200 and $2,679,100 in 1998 and 1997, with related accumulated amortization of $986,737 and $950,700, respectively.

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   RELATED PARTY TRANSACTIONS

During 1998, the Company sold a total of 510,638 shares of common stock to the President of the Company and a partnership consisting of trusts, the beneficiaries of which are family members of one of the Company's directors, but not the director himself, for an aggregate price of $750,000.

In 1995, the Company granted 220,000 warrants to three non-employee directors to purchase the Company's common stock. These warrants are exercisable at $2.5625 per share and expire February 15, 2000. In 1996, 120,000 of these warrants were exercised via the issuance of two promissory notes originally maturing July 24, 1998, and bearing interest at a reference rate plus 2%. There was no warrant activity during 1998 or 1997.

As of September 30, 1998, these notes were renegotiated to mature on the earlier of July 24, 1999 or upon sale of the shares purchased with the notes. The renegotiated agreement calls for the sale of these shares to occur if the market value of the stock equals or exceeds $3.25 per share. Accrued interest on these notes aggregated approximately $50,700 as of September 30, 1998. These notes are included in common stock subscribed in the accompanying consolidated financial statements.

6.   BANK BORROWINGS

The Company has a $6,000,000 revolving line of credit with a bank, which expires on May 31, 1999, bears interest at the bank's prime rate (8.5% at September 30, 1998) plus 1.0%, and is secured by the assets of the Company. The line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of debt to tangible net worth, a minimum current ratio, a minimum quick ratio and profitability over a specified interval of time.

As of September 30, 1998, the Company was not in compliance with certain covenants under the bank borrowings. The Company is in the process of obtaining a bank waiver and renegotiating the terms of its line of credit, however, the results of such efforts are not determinable as of the date of this report (Note
12). Management of the Company feels that they will ultimately be successful in renegotiating/obtaining a line of credit under favorable terms, however, the outcome of such efforts is uncertain at this time.

7.   PROVISIONS FOR INCOME TAXES

The provision for income taxes for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996 comprise:

                               Current            Deferred              Total
-------------------------------------------------------------------------------

1998
-------------------------------------------------------------------------------
Provision (benefit)
Federal                       $(240,900)          $  91,600           $(149,300)
State                            (6,200)            110,800             104,600
-------------------------------------------------------------------------------

                              $(247,100)          $ 202,400           $ (44,700)
===============================================================================

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1997                           Current            Deferred              Total
-------------------------------------------------------------------------------
Federal                       $(650,700)          $ 317,400           $(333,300)
State                                --             (18,400)            (18,400)
-------------------------------------------------------------------------------

                              $(650,700)          $ 299,000           $(351,700)
===============================================================================


1996
-------------------------------------------------------------------------------

Federal                       $  86,200           $ (18,400)          $  67,800
State                            15,500              (3,300)             12,200
-------------------------------------------------------------------------------

                              $ 101,700           $ (21,700)          $  80,000
===============================================================================

Deferred income taxes (benefits) expenses result from timing differences in the recognition of certain expenses and income items for tax and financial reporting purposes as follows:

                                     1998               1997               1996
-------------------------------------------------------------------------------
Distributor sales             $   177,300        $  (160,100)       $   (40,100)
Capitalized inventory              44,200            146,400            (81,700)
Reserves not currently
  Deductible                      (87,300)           160,200           (120,800)
Depreciation                     (417,900)           108,400            264,400
Capitalized software               48,900             44,100            (43,500)
Loss carryforward              (2,070,700)                --                 --
Valuation allowance             2,507,900                 --                 --
-------------------------------------------------------------------------------

                              $   202,400        $   299,000        $   (21,700)
===============================================================================

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the difference between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate of 34% in 1998, 1997 and 1996 to income before income taxes:

                                          1998               1997               1996
------------------------------------------------------------------------------------
Federal income tax
  At statutory rate                $(2,168,600)       $  (255,100)       $    68,800
Utilization of tax credits                  --            (81,300)           (13,200)
State income taxes,
  Net of federal tax benefit          (389,000)           (45,800)            12,400
Other, net                               5,000             30,500             12,000
Valuation allowance                  2,507,900                 --                 --
------------------------------------------------------------------------------------

                                   $   (44,700)       $  (351,700)       $    80,000
====================================================================================

Deferred tax assets comprise the following:

September 30 and December 31,                         1998                 1997
-------------------------------------------------------------------------------
Distributor sales                              $    63,200          $   240,500
Capitalized inventory costs                        303,800              348,000
Reserves not currently deductible                  355,800              268,500
Depreciation                                      (178,000)            (595,900)
Capitalized software costs                        (107,600)             (58,700)
Loss carryforward                                2,070,700                   --
-------------------------------------------------------------------------------

                                                 2,507,900              202,400

Valuation allowance                             (2,507,900)                  --
-------------------------------------------------------------------------------

Net deferred tax asset                         $        --          $   202,400
===============================================================================

At September 30, 1998, the Company has a net operating loss carryforward available for tax of $5,417,000 expiring in 2018.

8.   PRODUCT DEVELOPMENT AND FOUNDRY AGREEMENTS

In December 1995, the Company entered into a foundry capacity agreement (the Agreement) with Zentrum Mikroelecktronik Dresden (ZMD), a German limited liability company, to secure a long-term volume source of wafer production. Under the terms of the Agreement, the Company secured a non-cancelable purchase commitment for one year's production capacity of certain of its products with ZMD, at predetermined prices. The Agreement required a $792,000 prepayment for the year's purchases, and is renewable upon satisfaction of various provisions. In 1998, the Company extended its foundry capacity agreement with ZMD through March 1999. In September 30, 1998, the Company took a charge to earnings (Note
2) of $315,600 for the amount of the ZMD prepayment that would not be realized as a result of the Company's restructuring. As of September 30, 1998, the balance of this prepayment totaled approximately $291,400, which is included in Other Assets on the Consolidated Balance Sheet.

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   COMMITMENTS

The Company leases its facilities and certain equipment under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance and utilities. Rent expense related to these operating leases was $1,049,500, $1,163,100 and $1,174,400, for the nine months ended September 30, 1998, and for the years ended December 31, 1997 and 1996, respectively.

A summary of the future minimum lease payments under capitalized leases together with the present value of such minimum lease payments and future minimum payments required under non-cancelable operating leases with terms in excess of one year follows:

                                                  Capitalized         Operating
Years ended September 30,                            Leases             Leases
--------------------------------------------------------------------------------
1999                                               $  620,700         $1,064,600
2000                                                  242,400            510,300
2001                                                  130,900            346,800
2002                                                   48,800            343,300
Thereafter                                             12,500             85,900
--------------------------------------------------------------------------------

Future minimum lease payments                       1,055,300         $2,350,900
                                                                      ==========
Less amount representing interest
  (9.5% to 15.8%)                                     100,800
                                                   ----------

Present value of future minimum lease
  payments                                            954,500
                                                   ----------

Less current portion                                  562,400
                                                   ----------

                                                   $  392,100
                                                   ==========

10.  STOCKHOLDERS' EQUITY

Stock Purchase Warrants

As of September 30, 1998, the Company had 100,000 common stock warrants issued and outstanding for non-employee Board of Director compensation. These warrants have an exercise price of $2.56250 and expire on February 15, 2000.

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Option Plan

SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net (loss) income and (loss) earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0; expected volatility of 111, 139 and 112 percent; risk-free interest rates of 4.4, 8.5 and 6.6 percent; and expected lives of four years for all plan options.

Under the accounting provisions of SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1998               1997               1996
------------------------------------------------------------------------------------------
Net (loss) income:
  As reported                            $(6,333,700)       $  (398,600)       $   122,300
                                         ===========        ===========        ===========
  Pro forma                              $(6,639,900)       $  (507,000)       $    39,200
                                         ===========        ===========        ===========

Basic (loss) earnings per share:
  As reported                            $     (1.03)       $     (0.07)       $      0.02
                                         ===========        ===========        ===========
  Pro forma                              $     (1.07)       $     (0.08)       $      0.01
                                         ===========        ===========        ===========

Diluted (loss) earnings per share:
  As reported                            $     (1.03)       $     (0.06)       $      0.02
                                         ===========        ===========        ===========
  Pro forma                              $     (1.07)       $     (0.08)       $      0.01
                                         ===========        ===========        ===========

A summary of the status of the Company's stock option plan as of September 30, 1998 and December 31, 1997 and 1996, and changes during the nine months and years ended on those dates is presented in the following table:


                                ----------------------------------------------------------------------------
                                                            Options Outstanding
                                ----------------------------------------------------------------------------
                                  September 30, 1998          December 31, 1997         December 31, 1996
                                              Wtd. Avg.                  Wtd. Avg.                  Wtd. Avg.
                                 Shares       Ex. Price     Shares       Ex. Price     Shares       Ex. Price
                                ----------------------------------------------------------------------------
Beginning                        261,000      $  3.402       94,000      $  7.963       97,500      $  7.270
Granted                          629,000      $  2.934      203,000      $  2.125       10,000      $  6.000
Exercised                             --      $     --           --      $     --      (10,000)     $  1.625
Forfeited                        (72,000)     $  3.706      (36,000)     $  8.000       (3,500)     $  8.000
                                --------                   --------                   --------

Ending                           818,000      $  3.015      261,000      $  3.402       94,000      $  7.963
                                ========      ========     ========      ========     ========      ========

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Exercisable
 at year-end                     175,400                    104,700                     43,000
                                ========                   ========                   ========

Weighted-average fair value
 of options granted during
 the period:
                                              $  2.934                   $  2.125                   $  6.000
                                              ========                   ========                   ========

The following table summarizes information about stock options outstanding at September 30, 1998:

                      Options Outstanding                            Options Exercisable
--------------------------------------------------------------------------------------------
                                   Wtd. Avg.
  Range of          Number         Remaining        Wtd. Avg.       Number         Wtd. Avg.
  Exercise        Outstanding     Contractual       Exercise      Exercisable      Exercise
   Prices         at 09/30/98         Life           Price        at 09/30/98        Price
--------------------------------------------------------------------------------------------
$2.000-4.000         775,000       9.5 years       $   2.748         142,600       $   2.497
$4.001-6.000           2,000       1.6 years       $   4.250           2,000       $   4.250
$6.001-8.000          41,000       7.3 years       $   8.000          30,800       $   8.000
                   ---------                                       ---------

                     818,000                       $   3.015         175,400       $   3.482
                   =========                       =========       =========       =========

11.  MAJOR CUSTOMERS, SUPPLIERS AND EXPORT SALES

Major Customers

For the nine months ended September 30, 1998, 3 customers accounted for approximately 27%, 12%, and 12%, respectively, of net revenues, with accounts receivable of $434,600; $51,300, and $55,700 at September 30, 1998,
respectively. In 1997 and 1996, two customers accounted for approximately 16% and 12%; 10% and 10%, respectively, of net revenues.

Export Sales

The Company had the following export sales:

                                      1998               1997               1996
--------------------------------------------------------------------------------
Western Europe                  $3,542,200         $3,077,000         $2,341,300
Far East                           734,700            717,000            904,000
Other                              226,800             80,300             99,600
--------------------------------------------------------------------------------

                                $4,503,700         $3,874,300         $3,344,900
================================================================================

12.  USE OF ESTIMATES AND CONCENTRATION OF CREDIT RISKS

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require the use of management estimates. These estimates are impacted, in part, by the following risks and uncertainties:

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.

A significant portion of the Company's accounts receivable have historically been derived from one major class of customer (distributors) with the remainder spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to (1) provision being made at the date of the sale for returns and allowances, and (2) the diversity of its products, end-customers and geographic sales areas. The Company performs credit evaluations of its customers' financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

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

As of September 30, 1998, the Company is not in compliance with certain of its bank covenants and had not obtained a bank waiver. Borrowing under the bank line of credit is secured by substantially all of the Company's assets, and the bank line has historically been a source of cash to fund the Company's operations. Though management of the Company feels that it will ultimately be able to renegotiate or secure a line of credit favorable to the Company, the outcome of such efforts is uncertain at this time, and the bank has the right to accelerate repayment of the line of credit, and/or cease extending credit.

13.  STATEMENTS OF CASH FLOWS

The Company paid $402,400, $411,700 and $94,500 for interest in the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, respectively, and $1,794,300 in income taxes in 1996. The Company did not make any income tax payments during 1998 and 1997.

Noncash investing and financing activities for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996 consisted of the acquisition of $134,700, $675,800 and $1,429,000, respectively, of equipment under capital leases.

                                                      LOGIC DEVICES INCORPORATED

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  TRANSITION PERIOD REPORTING

The following table of selected consolidated financial data below provides a nine month comparison of the results of operations through September 30 for 1998 and 1997 (the transition period). The 1997 transition period figures are unaudited, however, management believes that all necessary adjustments have been made to make the periods comparable. Unaudited pro forma condensed consolidated results of operations for the comparable 1998 and 1997 periods are as follows:

Nine Months ended September 30,                       1998                 1997
-------------------------------------------------------------------------------
Net revenues                                   $ 9,562,700          $ 9,006,400
Gross margin (Note 2)                           (1,861,800)           3,276,400
Income tax (benefit)                                44,700             (266,700)

Net loss                                       $(6,333,700)         $  (484,400)
===============================================================================

Basic loss per share                           $      1.03          $      0.06
===============================================================================

QUARTERLY FINANCIAL DATA (UN-AUDITED)

The following is a summary of un-audited results of operations (dollars in thousands, except per share data) for the years ended September 30, 1998 and December 31, 1997.

                                                       Quarter ended
                           ------------------------------------------------------------------
                           3/31/98        6/30/98        9/30/98        12/31/98       Total
                           -------        -------        -------        --------      -------
Net revenues               $ 3,245        $ 3,299        $ 3,019        $   N/A       $ 9,563

Gross margin               $ 1,375          1,574         (4,811)           N/A        (1,862)

(Loss) income from
operations                 $   115            164         (6,255)           N/A        (5,976)

(Loss) income before
 income taxes              $     5              0         (6,383)           N/A        (6,378)

Net (loss) income          $     4              0         (6,338)           N/A        (6,334)

Basic loss per share       $  0.00           0.00          (1.03)           N/A         (1.03)

Weighted average
Common shares                6,122          6,122          6,178            N/A         6,178

                                                      Quarter ended
                           ------------------------------------------------------------------
                           3/31/97        6/30/97        9/30/97        12/31/97       Total
                           -------        -------        -------        --------      -------
Net revenues               $ 2,803        $ 3,022        $ 3,182        $ 3,511       $12,518

Gross margin               $ 1,042            988          1,247          1,308         4,585

(Loss) income from
operations                 $  (307)          (242)            65            156          (328)

(Loss) income before
 income taxes              $  (349)          (328)             4            (77)         (750)

Net (loss) income          $  (211)          (198)             3              8          (399)

Basic loss per share       $ (0.03)         (0.03)            --             --         (0.07)

Weighted average
Common shares                6,122          6,122          6,122          6,122         6,122


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following is a list of the directors and executive officers of the Company as of September 30, 1998, all of whom are elected annually:

                                                      Positions Held
        Name                           Age            with the Company
        ----                           ---            ----------------
        William J. Volz                50             President
                                                      Director

        Mary C. deRegt                 28             Chief Financial Officer
                                                      Secretary

        William Jackson                50             Chief Operating Officer

        Michael S. Andrews             36             Chief Technical Officer

        Howard L. Farkas               74             Chairman of the Board

        Burton W. Kanter               68             Director

        Albert Morrison, Jr.           61             Director

        Bruce B. Lusignan              62             Director

        Mr. Volz is a founder of the Company. He has served as a director since its inception and has been the President of the Company since December 1987. Mr. Volz served as the Company's Vice President of Engineering from 1983 to 1987. He was previously employed by Texas Instruments, Inc., Mostek Corporation, and E-Systems, Inc.

        Ms. deRegt joined the Company in 1997 as Controller and became Chief Financial Officer on March 23, 1998. Ms. deRegt is a Certified Public Accountant, with 3 years public accounting experience and 4 years industry experience. Prior to joining the Company, she was employed with Meredith, Cardozo, Lanz & Chiu CPA's. She graduated from Loyola Marymount University with a Bachelor of Science degree in Accounting in May 1992.

        Mr. Jackson joined the Company in 1990. Before joining the Company, Mr. Jackson held various engineering and management positions at Advanced Micro Devices ("AMD") and Monolithic Memories Inc. ("MMI"). Prior to AMD and MMI, he was employed by Raytheon Corporation, Litronix Corporation, and Western Electric. Mr. Jackson was appointed Chief Operating Officer in 1998.

        Mr. Andrews joined the Company in 1996 and was appointed Chief Technical Officer in 1997. He has earned a B.S. in Computer Engineering from Florida Institute of Technology in 1986, a M.S. in Electrical Engineering from the University of Texas at Dallas in 1989, and a Ph.D. in Electrical Engineering from the University of Texas at Dallas in 1998. He is an adjunct professor with San Diego State University where he has taught courses in digital signal processing and video processing. Before joining the Company, Mr. Andrews held a field technical and sales management position with Star

Semiconductor Corporation from 1991 to 1994. In 1994, he joined Texas Instruments, Inc. as a Member of Technical Staff until April, 1996 when he became employed by the Company in the position of Senior Member of Technical Staff. During his time with Texas Instruments, Inc. he served on various Telecommunications Industry Association (TIA) directed technical committees developing 2nd and 3rd generation digital cellular systems.

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

        Mr. Kanter has served as a director of the Company since 1983. He is "of counsel" to the law firm of Neal Gerber & Eisenberg in Chicago. He serves as a director of numerous companies, including the following public companies: Walnut Financial Services, Inc., First Health Group Corp. and Scientific Measurement Systems, Inc. He also is a member of the Board of Directors or the Board of Trustees of the Midwest Film Center of the Chicago Art Institute, the Chicago International Film Festival and the Museum of Contemporary Art of Chicago. He is also on the advisory board of the Wharton School of the University of Pennsylvania Real Estate Center and the University of Chicago Annual Tax Conference.

        Mr. Morrison has served as a director since 1983 and has been President of Morrison, Brown, Argiz & Company, P.C., a certified public accounting firm in Miami, Florida, since 1969. Mr. Morrison is Vice Chairman of the Dade County Industrial Development Authority, Treasurer of the Board of Trustees of Florida International University and a member of the Board of Directors of Chicago Holdings, Inc., Heico Corporation, Walnut Financial Services, Inc. and a Trustee of the Greater Miami Chamber of Commerce.

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

        The functions of the Audit Committee include reviewing the independence of the Company's independent auditors, recommending to the Board the engagement and discharge of independent auditors, reviewing with the independent auditors the plan and results of auditing engagements, reviewing the scope and adequacy of internal accounting controls and directing and supervising special investigations. The Audit Committee held one meeting during 1998.

        The functions of the Compensation Committee include reviewing and making recommendations to the Board with respect to the compensation of officers and other employees of the Company and establishing employee benefit programs. The Compensation Committee held three meetings during 1998.

        The Board held four meetings during 1998. All members of the Board attended each meeting during the year.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Based solely upon a review of Form 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during fiscal 1998, the Company is not aware of any directors, officer or beneficial owner of more than 10% of the shares of the Company's Common Stock who failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year except Michael S. Andrews did not timely file a Form 3 when he was elected Chief Technical Officer in March 1997 (he filed the Form 3 in December 1997) and William J. Volz did not timely file a Form 4 reflecting purchases of the Company's Common Stock in December 1997 and January 1998 (he filed a Form 4 disclosing such purchases in April 1998).
 .
ITEM 11.  EXECUTIVE COMPENSATION

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

        (1) The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages 29 to 40 of this report; see Index to Consolidated Financial Statements at page 22 of this report.

        (2) Consolidated Financial Statement Schedules appear at page 45 of this report; see Index to Consolidated Financial Statement Schedules at page 22 of this report.

        (3) The Index to Exhibits appears at page 47 of this report.


(b) Reports on Form 8-K: During the last quarter of fiscal 1998, the Company filed a Form 8-K for the change in fiscal year end from December 31 to September 30, effective September 30, 1998.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                         Balance         Charged to                                          Balance
                           at              costs          Charged to                            at
                        beginning           and             other                             end of
Description             of period         expenses         accounts        Deductions         period
-----------             ----------       ----------       ----------       ----------       ----------
1998

Allowance for:

Doubtful accounts       $  169,500       $       --       $       --       $       --       $  169,500

Inventory reserve       $  500,000       $   90,000       $       --       $       --       $  590,000

Sales returns           $  200,500       $  234,000       $       --       $  285,400       $  149,100

1997

Allowance for:

Doubtful accounts       $  403,700       $  950,000       $       --       $  715,800       $  169,500

Inventory reserve       $  575,000       $1,224,000       $       --       $1,299,000       $  500,000

Sales returns           $  200,500       $   80,000       $       --       $   80,000       $  200,500

1996

Allowance for:

Doubtful accounts       $  119,500       $  400,000       $       --       $  115,800       $  403,700

Inventory reserve       $  575,000       $1,783,900       $       --       $1,783,900       $  575,000

Sales returns           $  100,500       $  100,000       $       --       $       --       $  200,500

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  LOGIC DEVICES INCORPORATED

Date:  January 8, 1999                       By:   /s/ William J. Volz
                                                  ------------------------------
                                                  William J. Volz, President and
                                                  Principal Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                               Title                               Date

  /s/ William J. Volz                   President                           January 8, 1999
--------------------------------        (Principal Executive Officer)
    William J. Volz


  /s/ Mary C. deRegt                    Chief Financial Officer             January 8, 1999
------------------------------          (Principal Financial
    Mary C. deRegt                      and Accounting Officer)


  /s/ Howard L. Farkas                  Chairman of the Board               January 8, 1999
------------------------------          of Directors
    Howard L. Farkas


 /s/ Burton W. Kanter                   Director                            January 8, 1999
------------------------------
    Burton W. Kanter


  /s/ Albert Morrison, Jr.              Director                            January 8, 1999
------------------------------
    Albert Morrison, Jr.


  /s/ Bruce B. Lusignan                 Director                            January 8, 1999
------------------------------
      Bruce B. Lusignan

                                INDEX TO EXHIBITS

Exhibit No.                         Description
-----------                         -----------
  3.1          Articles of Incorporation, as amended. [3.1] (1)

  3.2          Bylaws, as amended. [3.2] (1)

  10.1         Master Agreement dated August 11, 1988 between Registrant, Howard
               L. Farkas, Burton W. Kanter, William Volz, Albert Morrison, Jr., as trustee of the T.C. Family Trust, Burton W. Kanter, as trustee of the Logical Trust, L.A. Hellerstein, as trustee, the Farkas
               Trusts, and Solomon A. Weisgal as trustee of the Bea Ritch
               Trusts, with exhibits. [10.1] (1)

  10.2         Logic Devices Incorporated Stock Purchase Plan. [10.2] (1)

  10.3         Incentive Stock Agreement dated September 1, 1986 between
               Registrant and certain employees and former employees of Registrant, including William Volz, James McAllister, Todd
               Ashford and Jesse Huffman. [10.3] (1)

  10.4         Sales Incentive Plan. [10.11] (1)


  10.5 Logic Devices Incorporated incentive and non-qualified stock option plan. [10.26] (2)

  10.6         SRAM Development Memorandum of Understanding between the
               Registrant and OKI Electric Industry Co., Ltd. dated March 3,
               1992. [10.32] (3) (7)

  10.7 Form of Warrant to purchase an aggregate of 220,000 shares of Common Stock. [10.23] (4)

  10.8 Form of Registration Agreement regarding the Warrants referenced in Exhibit 10.14. [10.24] (4)

  10.9         Foundry Capacity Agreement between Zentrum Mikroelektronik
               Dresden (ZMD) and Logic Devices Incorporated, dated December 14,
               1995. [10.27](4) (7)

  10.10        Real Estate lease regarding Registrant's Sunnyvale facilities.
               [10.1] (5)

  10.11 Assignment of Warrant to purchase an aggregate of 100,000 shares of Common Stock. [10.1] (5)

  10.12        Secured Promissory Note between Howard Farkas and Registrant.
               [10.4] (5)

  10.13        Secured Promissory Note between Albert Morrison, Jr. and
               Registrant. [10.5] (5)

  10.14        Logic Devices Incorporated 1996 Stock Incentive Plan. [99.1] (8)

  10.15        Logic Devices Incorporated 1998 Director Stock Incentive Plan.
               [10.1] (9)

  10.16 Letter agreement dated January 8, 1999 between Howard L. Farkas and Registrant.

  10.17        Letter agreement dated January 8, 1999 between Albert Morrison,
               Jr. and Registrant.

  10.18        Stock Purchase Agreement dated as of September 17, 1998 between
               William J. Volz, BRT Partnership and Registrant.

  10.19        Registration Rights Agreement dated September 30, 1998 between
               William J. Volz, BRT Partnership and Registrant.

  11.1         Computation of Earnings per Common Share.

  23.1         Consent letter of BDO Seidman LLP.

  27.1         Financial Data Schedule.

----------

  [ ] Exhibits so marked have been previously filed with the Securities and Exchange Commission ("SEC") as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

  (l) Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].

  (2) Proxy Statement relating to the Annual Meeting of Shareholders held on June 12, 1990, as filed with the SEC on May 24, 1990.

  (3) Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC on April 15, 1993.

  (4) Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC on April 12, 1996.

  (5) Registration Statement on Form S-3 as filed with the SEC on November 21, 1996 [Registration No. 333-16591].

  (6) Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as filed with the SEC on November 14, 1996.

  (7) Confidential treatment requested with respect to certain portions of such agreements.

  (8) Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].

  (9) Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.