Form 10-Q
period 1998-12-31
LOGIC DEVICES INC
filed 1999-02-16
CIK 802851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended
                      December 31, 1998

                   Commission File Number
                           0-17187


                 Logic Devices Incorporated



          California                           94-2893789


       1320 Orleans Drive, Sunnyvale, California 94089

                       (408) 542-5400




     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports) and (2) has
been subject to such filing requirements for the past 90
days.  Yes   X    No

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On February 12, 1999, 6,632,388 shares of
Common Stock, without par value, were outstanding.


                 Logic Devices Incorporated


                             INDEX

                                                        Page
                                                       Number

Part I.  Financial Information

     Item 1.  Financial Statements

     Balance Sheets as of December 31, 1998 and             3
       September 30, 1998

     Statements of Income for the three months ended        4
       December 30, 1998 and 1997

     Statements of Cash Flows for the three months          5
       ended December 31, 1998 and 1997

     Notes to Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of       8
           Financial Condition and Results of Operations


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K             11

Signatures                                                 12

Exhibit 11                                                 13

Exhibit 27                                                 14


               Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                   Logic Devices Incorporated

                         Balance Sheets


                                         December 31,   September 30,
                                            1998             1998
                                          (unaudited)
Assets

Current assets:
  Cash and cash equivalents             $     18,300    $    142,900
  Accounts receivable, net of allowance    3,460,400       4,553,400
  Inventories                             12,227,400      12,535,600
  Prepaid expenses                           430,500         372,100
  Income taxes receivable                     90,000          90,000
       Total current assets               16,226,600      17,694,000

Equipment and leasehold improvements, net  4,490,100       4,935,500
Other assets                                 941,500         969,400
                                        $ 21,658,200    $ 23,598,900


Liabilities and Shareholders' Equity

Current liabilities:
  Bank borrowings                          4,250,000       5,350,000
  Current portion of long-term
    debt obligations                         445,600         562,400
  Accounts payable                         1,005,000       1,585,400
  Accrued expenses                           477,700         565,700
       Total current liabilities           6,178,300       8,063,500

Long-term debt obligations,
  less current portion                       329,900         392,100
       Total liabilities                   6,508,200       8,455,600

Shareholders' equity:
  Common stock                            18,091,900      18,091,900
  Common stock subscribed                   (307,500)       (307,500)
  Retained earnings                       (2,634,400)     (2,641,100)
       Total shareholders' equity         15,150,000      15,143,300
                                        $ 21,658,200    $ 23,598,900


                      Logic Devices Incorporated

                         Statements of Income

            Three months ended December 31, 1998 and 1997

                             (unaudited)


                                            1998            1997
Net sales                            $ 3,070,900     $ 3,512,100

Cost of sales                          1,680,300       2,203,100

    Gross margin                       1,390,600       1,309,000

Operating expenses:
  Research and development               369,100         257,900
  Selling, general and administrative    884,000         894,400

    Operating expenses                 1,253,100       1,152,300

       Income (loss) from operations     137,500         156,700

Other expense (income), net              130,000         233,700

       Income (loss) before taxes          7,500         (77,000)

Income taxes                                 800         (85,000)

       Net income (loss)             $     6,700     $     8,000

Net income (loss) per common share   $      0.00     $      0.00


Weighted average common share
  equivalents outstanding              6,632,388       6,121,750



                      Logic Devices Incorporated

                       Statements of Cash Flows

            Three months ended December 31, 1998 and 1997

                             (unaudited)

                                        1998                1997

Cash flows from operating activities:
  Net income (loss)              $     6,700         $     8,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization    464,000             524,900

Change in operating assets and liabilities:
    Accounts receivable, net       1,093,000          (1,125,000)
    Inventories                      308,200             353,600
    Prepaid expenses and other assets(58,400)            618,500
      Income taxes receivable              -            (522,000)
      Deferred income taxes                -             299,000
      Accounts payable              (580,400)            704,500
      Accrued expenses               (88,000)            145,300
Net cash provided by (used in)
  operating activities             1,145,100           1,006,800

Cash flows from investing activities:
  Capital expenditures               (18,600)           (853,900)
  Decrease (increase) in other assets 27,900            (737,700)

Net cash provided by (used in)
  investing activities                 9,300          (1,591,600)

Cash flows from financing activities:
  Bank borrowing, net             (1,100,000)            250,000
  Repayment of long-term obligations(179,000)             57,000
Net cash provided by (used in)
  financing activities            (1,279,000)            307,000

Net (decrease) in cash              (124,600)           (277,800)


Cash and cash equivalents
  at beginning of period         $   142,900         $   365,700

Cash and cash equivalents
  at end of period               $    18,300         $    87,900


                     Logic Devices Incorporated

                    Notes to Financial Statements

               December 31, 1998 and September 30, 1998

                             (unaudited)


  (A)   Basis of Presentation


       The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

       The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company had filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the years ended September 30, 1998 and December 31, 1997, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


  (B)   Inventories

  A summary of inventories follows:


                                   December 31,   September 31,
                                      1998           1998
  Raw materials                    $ 2,406,300     $ 2,599,900
  Work-in-process                    6,697,600       5,373,600
  Finished goods                     3,123,500       4,562,100
                                   $12,227,400     $12,535,600




                  Logic Devices Incorporated

                 Notes to Financial Statements

            December 31, 1998 and September 30, 1998

                          (unaudited)


(C) Financing

       On June 1, 1998, the Company renewed its
  $6,000,000 revolving line of credit with Sanwa Bank
  (the "Bank") extending the maturity to May 31, 1999.
  The line of credit bears interest at the Bank's prime rate plus 1.00%. The line of credit requires the Company to maintain a minimum tangible net worth of $20,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than
  2.00 to 1.00, a minimum quick ratio of not less than 1.20 to
  1.00 at September 30, 1998 and increasing to 1.35 to
  1.00 at December 31, 1998 and thereafter, a profitability on a quarterly basis. As of September 30, 1998 and December 31, 1998, the Company was not in compliance with certain covenants under the borrowings. The Company has not obtained waivers as to these covenants from the Bank for September 30, 1998 and for December
  31, 1998. The line of credit facility is secured by all of the assets of the Company. As of December 31, 1998, $1,500,000 was available under the line of credit facility.

      The Company has received a proposal from the Bank to amend the terms of its revolving line of credit facility. Under the proposal, the maximum borrowing amount would be reduced to $4,500,000, which is the current amount outstanding under the facility. In addition, the maximum borrowing amount would be reduced at future dates prior to maturity. These reduced maximum amounts would require the Company to repay principal amounts under the line of credit, and the Company does not currently expect to have sufficient funds from operations to make these repayments. Additional financing which may be necessary to make such repayments has not been identified as of the date of this report. The proposed amendments to the facility would also increase the rate of interest and change and add financial and operating covenants, which would be more stringent than those existing under the current line of credit.

       The Company is discussing the proposal with the Bank, but if the Company and the Bank are unable to reach an agreement as to the proposal, there can be no assurance that the Bank would not declare an event of default under the existing line of credit or renew the line of credit when it matures. Even if the Company agrees to the proposal, there can be no assurance that the Company would be able to comply with the amended terms or that the Bank would agree to waive any such noncompliance.

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


Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

Revenues

Net revenues were $3,070,900 for the three months ended December 31, 1998, a decrease of 13% from $3,512,100 for the three months ended December 31, 1997. This decrease in revenues was a result of the Company's decision to discontinue many of its more mature products at the end of the prior quarter as part of a comprehensive restructuring of its business activities. Increasing revenues on newer products did not fully offset the lost revenues on these older products during the reporting quarter.

Expenses

     Cost of revenues decreased 24%, from $2,203,100 in the three months ended December 31, 1997 to $1,680,300 in the three months ended December 31, 1998. Gross profit increased by 7%, from $1,309,000 in 1997 to $1,390,600 in 1998. This increase in gross margin was the result of the Company's shift to higher margin proprietary products which are replacing its legacy second source products. As a percentage of net revenues, gross profit margin increased from 38% in the three months ended December 31, 1997 to 46% in the three months ended December 31, 1998.

     Research and development expense increased during the period from $257,900 (8% of net revenues) in the 1997 period to $369,100 (12% of net revenues) in the 1998 period. The Company is continuing its new product development. The Company plans to continue its substantial investments in new product research and development throughout 1999.

     Selling, general and administrative expense decreased from $894,400 (26% of net revenues) in the 1997 period to $884,000 (29% of net revenues) in the 1998 period. Although expenses remained constant, the Company is in the process of restructuring its sales activities by replacing its prior channel management efforts with technical sales and marketing support activities.

     The Company had income from operations for the 1998 period of $137,500 and $156,700 for the 1997 period due to the above mentioned factors.

     The Company incurred $130,000 in 1998 and $223,700 in
1997 of other expense, which consisted of interest expense.

          As a result of the foregoing, the Company reported net income of $6,700 in the 1998 period and $8,000 in the 1997 period.
Liquidity and Capital Resources

Cash Flows

     For the three months ended December 31, 1998, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $470,700 versus
$532,900 for the 1997 period. Although the Company has historically relied on after-tax earnings as the Company's primary source of financing for working capital needs and for capital expenditures, the Company used bank borrowings during much of the 1998 fiscal year. In the current reporting quarter, the Company generated substantial cash from operations which allowed it to reduce its bank borrowings.

     During the 1998 period, after-tax cash earnings of $470,700 plus decreases in cash of $124,600, accounts receivable of $1,093,000, inventory of $308,200, accounts payable of $580,400 and accrued expenses of $88,000, funded an increase in prepaid expenses of $58,400 and the decrease in the bank line by $1,100,000. This resulted in total net cash provided by operations of $1,145,100. The Company invested $18,600 in capital expenditures during the period. The Company has an income tax receivable of $90,000, which the Company expects to receive in the third quarter of 1999.

     During the 1997 period, after-tax cash earnings of $532,900 plus a decrease in cash of $277,800 were offset by increases in accounts receivable of $1,125,000, inventory of $353,600 other assets of $737,700 and accounts payable of $704,500. This resulted in net cash provided by operations of $1,006,800. The Company invested $1,591,600 in capital expenditures and other assets and increased net indebtedness by $307,000.

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

     The Company is shifting its product offerings to higher margin proprietary products and reducing the total number of products which it offers. As this transition progresses, the Company expects to improve its sales to inventory ratio.

     The Company provides reserves for product material that is over one year old with no backlog or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. The Company has been actively reducing inventory levels over the past several quarters.

     The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to 80% of the quarterly revenues are shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which make up 66 to 52% of the Company revenues in 1998 and 1997, respectively), generally pay 90 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period. This has been consistent over prior periods. The Company is reducing its dependence on distributors to accelerate accounts receivable collections.

     Although current levels of inventory and accounts receivable impact the Company's liquidity, the Company believes that these items are a cost of doing business given the Company's fabless operation. The Company is in the process of restructuring its sales channels to reduce the levels of accounts receivable and inventory which it must carry.

Financing

     On June 1, 1998, the Company renewed its $6,000,000 revolving line of credit with Sanwa Bank (the "Bank") extending the maturity to May 31, 1999. The line of credit bears interest at the Bank's prime rate plus
1.00%. The line of credit requires the Company to maintain a minimum tangible net worth of $20,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.20 to 1.00 at September 30, 1998 and increasing to
1.35 to 1.00 at December 31, 1998 and thereafter, and profitability on a quarterly basis. As of September 30, 1998 and December 31, 1998, the Company was not in compliance with certain covenants under the borrowings. The Company has not obtained waivers as to these covenants from the Bank for September 30, 1998 and for December 31, 1998. The line of credit facility is secured by all of the assets of the Company. As of December 31, 1998, $1,500,000 was available under the line of credit facility.

     The Company has received a proposal from the Bank to amend the terms of its revolving line of credit facility.
Under the proposal, the maximum borrowing amount would be reduced to $4,500,000, which is the current amount outstanding under the facility. In addition, the maximum borrowing amount would be reduced at future dates prior to maturity. These reduced maximum amounts would require the Company to repay principal amounts under the line of credit, and the Company does not currently expect to have sufficient funds from operations to make these repayments.
Additional financing which may be necessary to make such repayments has not been identified as of the date of this report. The proposed amendments to the facility would also increase the rate of interest and change and add financial and operating covenants, which would be more stringent than those existing under the current line of credit.

     The Company is discussing the proposal with the Bank, but if the Company and the Bank are unable to reach an agreement as to the proposal, there can be no assurance that the Bank would not declare an event of default under the existing line of credit or renew the line of credit when it matures. Even if the Company agrees to the proposal, there can be no assurance that the Company would be able to comply with the amended terms or that the Bank would agree to waive any such noncompliance.

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

     The Company completed its assessment of all aspects of its operations other than it customers and suppliers prior to the beginning of the fiscal quarter ending December 31, 1998. As a result of its assessment, the Company has determined that none of its products have date sensitive functions and, accordingly, that no products will require modification or replacement.

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


                                             Logic Devices Incorporated
                                             (Registrant)


Date:       February 12, 1999                By /s/ William J. Volz
                                             William J. Volz
                                             President and Principal
                                             Executive Officer


Date:       February 12, 1999                By /s/ Mary C. deRegt
                                             Mary C. deRegt
                                             Chief Financial Officer
                                             Principal Financial and
                                             Accounting Officer




                             EXHIBIT 11

                     Logic Devices Incorporated

              Computation of Earnings per Common Share
                             (unaudited)

           Three months ended December 31, 1998 and 1997


                                              1998            1997
Weighted average shares of
  common stock outstanding               6,632,388       6,121,750

Dilutive effect of common stock options          -               -
Dilutive effect of common stock warrants         -               -

Weighted average common and
     common share equivalents            6,632,388      6,121,750

Net income (loss)                        $   6,700      $   8,000

Net income (loss) per common
     share equivalent                    $    0.00      $    0.00




