Form 10-Q
period 1999-03-31
LOGIC DEVICES INC
filed 1999-04-30
CIK 802851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended
                       March 31, 1999

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

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1999, 6,632,388 shares of
Common Stock, without par value, were outstanding.


                 Logic Devices Incorporated

                             INDEX
                                                        Page
                                                       Number
Part I.  Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets as of March 31, 1999
          and September 30, 1998                            3

     Consolidated Statements of Income for the three
          months ended March 31, 1999 and 1998              4

     Consolidated Statements of Income for the six
          months ended March 31, 1999 and 1998              5

     Consolidated Statements of Cash Flows for the
          six months ended March 31, 1999 and 1998          6

     Notes to Consolidated Financial Statements             7

     Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of
           Security Holders                               15

     Item 6.  Exhibits and Reports on Form 8-K            16

     Signatures                                           17

     Exhibit 10.1                                         19

     Exhibit 10.2                                         23

     Exhibit 10.3                                         27

     Exhibit 11                                           28

     Exhibit 27                                           29



Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                   Logic Devices Incorporated

                  Consolidated Balance Sheets


                                          March 31,     September 30,
                                              1999              1998
                                        (unaudited)
Assets

Current assets:
  Cash and cash equivalents            $   170,300      $   142,900
  Accounts receivable, net of allowance  4,217,500        4,553,400
  Inventories                           12,188,500       12,535,600
  Prepaid expenses                         488,100          372,100
  Income taxes receivable                   90,000           90,000
       Total current assets             17,154,400       17,694,000

Equipment and leasehold improvements,net 4,253,100        4,935,500
Other Assets                               680,400          969,400
                                       $22,087,900      $23,598,900


Liabilities and Shareholders' Equity

Current liabilities:
  Bank borrowings                        4,250,000        5,350,000
  Notes payable                            252,000                -
  Current portion of long-term
    debt obligations                       361,900          562,400
  Accounts payable                       1,350,200        1,585,400
  Accrued expenses                         403,300          565,700
       Total current liabilities         6,617,400        8,063,500

Long-term debt obligations,
  less current portion                     280,300          392,100
       Total liabilities                 6,897,700        8,455,600

Shareholders' equity:
  Common stock                          18,091,900       18,091,900
  Common stock subscribed                 (307,500)        (307,500)
  Retained earnings                     (2,594,200)      (2,641,100)
       Total shareholders' equity       15,190,200       15,143,300
                                       $22,087,900      $23,598,900


                      Logic Devices Incorporated

                  Consolidated Statements of Income

              Three months ended March 31, 1999 and 1998

                             (unaudited)


                                            1999                1998
Net sales                            $ 3,256,100         $ 3,245,000

Cost of sales                          1,812,500           1,869,900

       Gross margin                    1,443,600           1,375,100

Operating expenses:
  Research and development               359,900             383,200
  Selling, general and administrative    910,900             876,500

  Operating expenses                   1,270,800           1,259,700

       Income from operations            172,800             115,400

Other expense (income), net              132,600             110,600

       Income before taxes                40,200               4,800

Income taxes                                   -                 800

       Net income                    $    40,200         $     4,000


Net income per common share          $      0.01         $      0.00


Weighted average common share          6,632,388           6,121,750
  equivalents outstanding



                      Logic Devices Incorporated

                  Consolidated Statements of Income

               Six months ended March 31, 1999 and 1998

                             (unaudited)



                                            1999            1998
Net sales                            $ 6,327,000     $ 6,757,100

Cost of sales                          3,492,800       4,073,000

       Gross margin                    2,834,200       2,684,100

Operating expenses:
  Research and development               729,000         641,100
  Selling, general and administrative  1,794,900       1,770,900

  Operating expenses                   2,523,900       2,412,000

       Income from operations            310,300         272,100

Other expense (income), net              262,600         344,300

       Income (loss) before taxes         47,700         (72,200)

Income taxes (benefit)                       800         (84,200)

       Net income                    $    46,900     $    12,000


Net income per common share          $      0.01     $      0.01

Weighted average common share
  equivalents outstanding              6,632,388       6,121,750


                      Logic Devices Incorporated

                Consolidated Statements of Cash Flows

               Six months ended March 31, 1999 and 1998

                             (unaudited)


                                                   1999                1998
Cash flows from operating activities:

  Net income                                 $   46,900          $   12,000
     Adjustments to reconcile net income to net
     cash provided by operating activities:
                  Depreciation and amortization 900,200             853,000

     Change in operating assets and liabilities:
        Accounts receivable, net                335,900          (1,816,700)
        Inventories                             347,100             357,900
        Prepaid expenses and other assets      (116,000)            549,100
        Income taxes receivable                       -            (522,000)
        Deferred income taxes                         -             299,000
        Accounts payable                       (235,200)            798,600
        Accrued expenses                       (162,400)             33,200
          Net cash provided by
               operating activities           1,116,500             564,100

Cash flows from investing activities:
  Capital expenditures                         (202,500)         (1,363,100)
  Decrease (increase) in other assets           273,700            (710,700)
          Net cash provided by (used in)
          investing activities                   71,200          (2,073,800)

Cash flows from financing activities:
  Bank borrowing, net                        (1,100,000)          1,225,000
  Notes payable                                 252,000                   -
  Repayment of long-term obligations           (312,300)            (59,000)
          Net cash (used in) provided by
          financing activities               (1,160,300)          1,166,000

Net increase (decrease) in cash and cash
  equivalents                                    27,400            (343,700)

Cash and cash equivalents at beginning
  of period                                 $   142,900       $     365,700

Cash and cash equivalents at end of period  $   170,300       $      22,000



                      Logic Devices Incorporated

              Notes to Consolidated Financial Statements

                March 31, 1999 and September 30, 1998

                             (unaudited)


  (A)   Basis of Presentation

  The accompanying unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated.

  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company has filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the years ended September 30, 1998 and December 31, 1997, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

  (B) Inventories

  A summary of inventories follows:


                                       March 31,  September 30,
                                           1999           1998
Raw materials                      $  3,666,900   $  2,599,900
Work-in-process                       5,482,200      5,373,600
Finished goods                        3,039,400      4,562,100
                                   $ 12,188,500   $ 12,535,600


  Based on forecasted 1999 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.




                 Logic Devices Incorporated

           Notes to Consolidated Financial Statements

             March 31, 1999 and September 30, 1998

                          (unaudited)


(C) Financing

     Until March 11, 1999, the Company had a $6,000,000 revolving line of credit with Sanwa Bank, which had a maturity date of May 31, 1999. The line of credit bore interest at the Bank's prime rate plus 1.00% and was secured by all the assets of the Company. The line of credit required the Company to maintain a minimum tangible net worth of $20,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.10 to
1.00 increasing to 1.20 to 1.00 at September 30, 1998 and increasing again to 1.35 to 1.00 at December 31, 1998 and thereafter, and profitability on a quarterly basis. As of December 31, 1998 and September 30, 1998, the Company was not in compliance with certain covenants under the borrowings. The Company was not in compliance with the then existing net worth (minimum of $20,000,000), net after tax profit (minimum $1.00 per quarter), or quick ratio (1.20 to 1.00 at September 30, 1998 and 1.35 to 1.00 at December 31, 1998) covenants as of September 30, 1998 and December 31, 1998 or the debt to net worth ratio (0.50 to 1.00) as of September
30, 1998. The Company has received waivers from the Bank for these covenants as of such dates.

     On March 11, 1999, the Company accepted a proposal from the Bank to amend the terms of its revolving line of credit facility. This agreement now expires on August 1, 1999. Under the amendment, the maximum borrowing amount was $4,500,000 and is reduced at future dates prior to maturity. The maximum borrowing amount was $4,500,000 from March 11, 1999 through March
30, 1999, reduced to $4,250,000 from March 31, 1999
through June 29, 1999, and will be reduced to $3,000,000 from June 30, 1999 through August 1, 1999.
The line of credit now bears interest at the Bank's prime rate (7.75% at March 31, 1999) plus 2.00%. The line of credit requires the Company to maintain a minimum tangible net worth of $14,000,000 and a minimum quick ratio of not less than 0.55 to 1.00 through and including March 31, 1999, and at June 30, 1999 and thereafter a ratio of not less than 0.65 to 1.00. The
Company is required to have a minimum net profit after tax of not less than $250,000 at the fiscal quarter ending June 30, 1999. The Company is required to have total inventory of not more than $10,000,000 on June
30, 1999. All other material terms of the facility remained unchanged. As of March 31, 1999, the Company was in compliance with current financial covenants under the borrowings, although it did borrow funds from third parties (as discussed below), which was not in compliance with a covenant which restricts the ability of the Company to incur additional indebtedness.


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

     On February 24, 1999, the Company received loans in the aggregate principal amount of $250,000 from William J. Volz, President and a director of the Company, and The Holding Company. The president of The Holding Company is Burton W. Kanter, a director of the Company. Mr. Kanter does not have any beneficial ownership interest in The Holding Company although certain of his family members do have beneficial ownership interests through various trusts. The loans are unsecured and bear interest to maturity at the rate which is the reference or equivalent rate of interest quoted, published or announced by the Bank plus 2.00%. The loans had an original maturity of March 31, 1999, but the holders of the loans have extended the maturity date to May 31, 1999. The proceeds from these loans were applied to the Company's working capital needs.


Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

Revenues

     Net revenues were $3,256,100 for the three months ended March 31, 1999, an increase of 1% from $3,245,000 for the three months ended March 31, 1998. The increase in revenues for the period was attributed to an increase in sales on the Company's digital signal processing (DSP) products.

Expenses

     Cost of revenues decreased 3%, from $1,869,900 in the three months ended March 31, 1998 to $1,812,500 in the three months ended March 31, 1999. Gross profit increased by 5%, from $1,375,100 in 1998 to $1,443,600 in 1999. This increase was the result of a change in the sales mix to higher margin proprietary products. As a percentage of net revenues, gross profit margin increased from 43% in the three months ended March 31, 1998 to 45% in the three months ended March 31, 1999.

     Research and development expense decreased slightly during the period from $383,200 (12% of net revenues) in the 1998 period to $359,900 (11% of net revenues) in the 1999 period. The Company plans to continue its substantial investments in new product research and development throughout 1999.

     Selling, general and administrative expense increased from $876,500 (27% of net revenues) in the 1998 period to $910,900 (28% of net revenues) in the 1999 period. This was the result of increased expenditures for marketing and field sales activities.

     The Company had income from operations for the 1999
period of $172,800 versus income of $115,400 in the 1998 period, due to the above mentioned factors.

     For the 1999 period, the Company incurred $132,600 in other expense consisting of interest expense versus other expense of $110,600 in the 1998 period.

          As a result of the foregoing, the Company enjoyed net income of $40,200 in the 1999 period versus a net income of $4,000 in the 1998 period.


Liquidity and Capital Resources

Cash Flows

     For the six months ended March 31, 1999, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $947,100 versus $865,000 for the 1998 period. Although the Company has historically relied on after-tax earnings as the Company's primary source of financing for working capital needs and for capital expenditures, the Company also used borrowings during both the 1998 and 1999 periods.

     During the 1999 period, after-tax cash earnings of $947,100 plus an increase in notes payable of $252,000, decreases in accounts receivable of $335,900 and decreases in inventories of $347,100 funded decreases in accounts payable of $235,200 and accrued expenses of $162,400. This resulted in total net cash provided by operations of $1,116,500. The Company invested $202,500 in capital expenditures, decreased other assets by $273,700 and reduced bank indebtedness by $1,100,000 and other long-term obligations by $312,300 during the period. The Company received an income tax refund of approximately $90,000 in the third fiscal quarter of 1999.

     During the 1998 period, after-tax cash earnings of $865,000, increases in bank borrowings of $1,225,000, increases in accounts payable of $798,600, increases in accrued expenses of $33,200, and decreases in accounts receivable of $1,816,700, funded increases in inventory of $357,900 and prepaid expenses of $549,100. This resulted in total net cash provided by operations of $564,100. The Company invested $2,073,800 in capital expenditures and other assets during the period. The Company had an income tax receivable of $522,000 for which the Company received a refund in the second quarter of 1998.

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

     The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to 80% of the quarterly revenues are shipped in the last month of the quarter. This has the effect of making a large portion of the quarterly shipments reflected in accounts receivable not due by the end of such quarter because of the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which make up 66% and 52% of the Company revenues in 1999 and 1998, respectively) generally pay 90 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period. The Company is reducing its dependence on distributors to accelerate accounts receivable collections.

     Although current levels of inventory and accounts receivable impact the Company's liquidity, the Company believes that these items are a cost of doing business given the Company's fabless operation. The Company is in the process of restructuring its sales channels to reduce the levels of accounts receivable and inventory which it must carry.

Financing

     Until March 11, 1999, the Company had a $6,000,000 revolving line of credit with Sanwa Bank, which had a maturity date of May 31, 1999. The line of credit bore interest at the Bank's prime rate plus 1.00% and was secured by all the assets of the Company. The line of credit required the Company to maintain a minimum tangible net worth of $20,000,000, a maximum ratio of debt to tangible net worth of not more than 0.50 to 1.00, a minimum current ratio of not less than 2.00 to 1.00, a minimum quick ratio of not less than 1.10 to
1.00 increasing to 1.20 to 1.00 at September 30, 1998 and increasing again to 1.35 to 1.00 at December 31, 1998 and thereafter, and profitability on a quarterly basis. As of December 31, 1998 and September 30, 1998, the Company was not in compliance with certain covenants under the borrowings. The Company was not in compliance with the then existing net worth (minimum of $20,000,000), net after tax profit (minimum $1.00 per quarter), or quick ratio (1.20 to 1.00 at September 30, 1998 and 1.35 to 1.00 at December 31, 1998) covenants as of September 30, 1998 and December 31, 1998 or the debt to net worth ratio (0.50 to 1.00) as of September
30, 1998. The Company has received waivers from the Bank of these covenants as of such dates.

     On March 11, 1999, the Company accepted a proposal from the Bank to amend the terms of its revolving line of credit facility. This agreement now expires on August 1, 1999. Under the amendment, the maximum borrowing amount was $4,500,000 and is reduced at future dates prior to maturity. The maximum borrowing amount was $4,500,000 from March 11, 1999 through March
30, 1999, reduced to $4,250,000 from March 31, 1999
through June 29, 1999, and will be reduced to $3,000,000 from June 30, 1999 through August 1, 1999.
The line of credit now bears interest at the Bank's prime rate (7.75% at March 31, 1999) plus 2.00%. The line of credit requires the Company to maintain a minimum tangible net worth of $14,000,000 and a minimum quick ratio of not less than 0.55 to 1.00 through and including March 31, 1999, and at June 30, 1999 and thereafter a ratio of not less than 0.65 to 1.00. The
Company is required to have a minimum net profit after tax of not less than $250,000 at the fiscal quarter ending June 30, 1999. The Company is required to have total inventory of not more than $10,000,000 on June
30, 1999. All other material terms of the facility remained unchanged. As of March 31, 1999, the Company was in compliance with revised financial covenants under the borrowings, although it did borrow funds from third parties (as discussed below), which was not in compliance with a covenant which restricts the ability of the Company to incur additional indebtedness.

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

     On February 24, 1999, the Company received loans in the aggregate principal amount of $250,000 from William J. Volz, President and a director of the Company, and The Holding Company. The president of The Holding Company is Burton W. Kanter, a director of the Company. Mr. Kanter does not have any beneficial ownership interest in The Holding Company although certain of his family members do have beneficial ownership interests through various trusts. The loans are unsecured and bear interest to maturity at the rate which is the reference or equivalent rate of interest quoted, published or announced by the Bank plus 2.00%. The loans had an original maturity of March 31, 1999, but the holders of the loans have extended the maturity date to May 31, 1999. The proceeds from these loans were applied to the Company's working capital needs.

     The reduced maximum borrowing amounts under the Company's revolving line of credit with the Bank, as well as the maturity of the facility on August 1, 1999 will require the Company to repay principal amounts under the line of credit, and the Company may not have sufficient funds from operations to make those repayments. Furthermore, the loans in aggregate principal amounts of $250,000 mature on May 31, 1999. Additional financing may be necessary to make some or all of such repayments. Such financing has not been identified as of the date of this report.


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

     The Company completed its assessment of all aspects of its operations other than its customers and suppliers prior to the beginning of the fiscal quarter ending December 31, 1998. As a result of its assessment, the Company has determined that none of its products have date sensitive functions and, accordingly, that no products will require modification or replacement.

     The Company is still in the process of determining the extent to which its customers and suppliers may be impacted by year 2000 computer processing problems. This assessment has been slower than the Company's other assessment efforts since it necessarily involves obtaining information from third parties, and the Company's suppliers are foreign operations which may have local customs or attitudes regarding disclosure which differ from those in the United States. Conversely, because the Company relies on third parties to manufacture its chips and assemble its products, the Company's production may be slowed or other of its operations may be adversely impacted by the Year 2000 problems of its suppliers. The Company has received assurances from its major suppliers, including the silicon foundaries supplying the Company with silicon wafers, that they are Year 2000 compliant. The Company does not believe it has any technological interfaces with customers that will be affected by the Year 2000 issue.

     The Company completed remediation of its computer hardware, internal computer software programs and equipment with imbedded technology in March 1998. Through December 31, 1998, the Company has spent approximately $50,000 modifying or replacing its internal computer software programs, its computer hardware, and machinery with embedded computer technology, primarily to upgrade software and to modify maintenance agreements. Since it believes remediation of such systems has been completed, the Company does not expect to expend any material amounts on such remediation in the future. However, if the Company has failed to properly assess any of the year 2000 problems or failed to fully remedy any identified year 2000 problems of its computer hardware, computer software programs, or machinery with embedded technology, the Company may be forced to spend more than anticipated on such remediation in the future.

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

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk.

          Not Applicable.


                     Part II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          Not Applicable.

Item 2.   Changes in Securities and Use of Proceeds.

          Not Applicable.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Shareholders' meeting was held on March 31, 1999 at 8:00 a.m. at the Company's headquarters located at 1320 Orleans Drive, Sunnyvale, California. There was one item to be voted on at the meeting, which was the election of the Board of Directors. There were 6,341,807 shares present or represented by proxy at the meeting representing a quorum.

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


                           Votes         Votes
                         in Favor       Against        Abstention
Howard L. Farkas        6,341,107             0               700
Burton W. Kanter        6,341,107             0               700
Albert Morrison, Jr.    6,341,107             0               700
William J. Volz         6,341,107             0               700
Bruce B. Lusignan       6,341,107             0               700



Item 5. Other Information.

        Not Applicable.



Item 6. Exhibits and Reports on Form 8-K.

Exhibits: See the Index to Exhibits, which appears at page 18 of this report.

     (a)  (1) Exhibit 10.1 - Promissory Note to William J. Volz

          (2) Exhibit 10.2 - Promissory Note to The Holding Company

          (3) Exhibit 10.3 - Promissory Note Extension

          (4) Exhibit 11 - Computation of Earnings Per Common Share

          (5) Exhibit 27 - Financial Data Schedule

Reports on Form 8-k:

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Logic Devices Incorporated
                                             (Registrant)


Date:    April 30, 1999                      By /s/ William J. Volz
                                             William J. Volz
                                             President and Principal
                                             Executive Officer


Date:    April 30, 1999                      By  /s/ Mary C. deRegt
                                             Mary C. deRegt
                                             Chief Financial Officer
                                             Principal Financial and
                                             Accounting Officer





                         INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION

10.1   Note payable to William J. Volz
10.2   Note payable to The Holding Company
10.3   Extension to Notes payable





                             EXHIBIT 10.1

PROMISSORY NOTE

$100,000.00 U.S.D.                                     February 24, 1999
                                                       Sunnyvale, California

     FOR VALUE RECEIVED, the undersigned promises to pay to the order of William J. Volz ("Payee"), in lawful money of the United States of America in the manner and at the times provided hereinafter, (i) Principal (as hereinafter defined); (ii) Interest (as hereinafter defined) and Default Interest (as hereinafter defined), if any; and
(iii) all other amounts due and payable pursuant to and in accordance with the terms of this Note.

A.   Definitions.

The following terms as used herein shall have the following meanings:

     1. "Default Interest" shall mean interest computed at the Reference Rate, as defined below, plus four percent (4%) per annum, on (i) the entire principal balance of this Note from time to time unpaid from and after such amount becomes due and payable (whether by maturity, acceleration or otherwise), and (ii) any and all other unpaid amounts due pursuant to the terms and provisions of this Note (including, but not limited to, accrued but unpaid Interest) from and after the respective date(s) on which those amounts become due and payable, whether by maturity, acceleration, or otherwise; in each case from and after any applicable grace period has expired. Default Interest shall be adjusted concurrently with any change in the Reference Rate. Default Interest shall be computed for the actual number of days elapsed, predicated on a year consisting of three hundred and sixty
(360) days, and shall be payable on demand. Notwithstanding anything to the contrary contained herein, for any period in which Default
Interest is accruing on the entire unpaid principal balance hereunder, Interest shall not accrue.

     2. "Interest" shall mean interest computed at a variable rate equal to the Reference Rate plus two percent (2%) per annum on the entire principal balance of this Note from time to time unpaid. Interest shall be adjusted concurrently with any change in the Reference Rate. Interest shall be computed on the actual number of days elapsed, predicated on a year consisting of three hundred and sixty (360) days.

     3.   "Maturity Date" shall mean March 31, 1999.

     4.   "Principal" shall mean One Hundred Thousand Dollars
($100,000.00) or so much thereof as may from time to time be outstanding hereunder.

     5. "Reference Rate" shall mean that rate which is quoted, published or announced from time to time by Sanwa Bank California as its reference or equivalent rate of interest.

B.   Manner of Payment; Maturity.

     1. Manner of Payment. Payment of principal, Interest, Default Interest and any other amounts due hereunder shall be made in lawful money of the United States of America.

     2. Interest Accrual. Interest shall accrue commencing on the date hereof on the Principal and shall be payable on the Maturity Date.

     3. Other; Maturity. Default Interest shall be payable on demand. All outstanding and unpaid Principal and Interest shall be due and payable on the Maturity Date, unless otherwise specified herein or unless accelerated in accordance with the terms or provisions hereof.

C.   Prepayment.

This Note may be prepaid, in whole or in part, at any time by the undersigned without premium or penalty. Any prepayment pursuant to this Paragraph C shall be accompanied by payment of any Interest and Default Interest, if any, accrued and unpaid through the date of such prepayment.

D.   Acceleration.

Notwithstanding anything to the contrary contained herein, upon the occurrence of any one or more of: (i) a default in the payment of any amounts due hereunder (without the need for written or other notice of any sort of such default from Payee to the undersigned), occurring on or prior to the Maturity Date, or (ii) any other default hereunder, and the expiration of any grace period applicable to any such default as set forth herein; then at the sole option and discretion of Payee, and without further demand or notice of any kind, the following shall become immediately due and payable:

     1.   the principal sum remaining unpaid hereunder;

     2.   unpaid Interest;

     3.   Default Interest; and

     4.   all other indebtedness evidenced by this Note.

E.   Default.

     The following shall constitute events of default hereunder: (i) a default in the payment of any amounts due hereunder (without the need for written or other notice of any sort of such default from Payee to the undersigned), occurring on or prior to the Maturity Date; (ii) the assignment for the benefit of creditors by the undersigned; (iii) the application for the appointment of a receiver for the undersigned or for property of the undersigned; (iv) the filing of a petition in bankruptcy by or against the undersigned; (v) the issuance of an attachment or the entry of a judgment against the undersigned; (vi) a default by the undersigned with respect to any other indebtedness due to Payee; (vii) the merger, consolidation, termination of existence, dissolution or insolvency of the undersigned; or (viii) the good faith determination by Payee that he deems himself insecure or that a material adverse change in the financial condition of the undersigned has occurred since the date hereof and that Payee's prospect of payment hereunder has been impaired.

F.   Remedies.

If the undersigned fails to pay any amounts when due hereunder, whether by maturity, acceleration or otherwise, or if there occurs any event which entitles Payee to accelerate the indebtedness due under this Note and any grace period applicable to any such failure to pay or event as set forth herein expires, then Payee shall have all of the rights and remedies provided to him at law or in equity. The remedies of Payee, as provided herein, shall be cumulative and concurrent, and may be pursued singularly, successively, or together, at the sole discretion of Payee, and may be exercised as often as occasion therefor shall arise. A waiver or release with reference to any one event shall not be construed as continuing, as a bar to, or as a waiver or release of, any subsequent right, remedy, or recourse as to a subsequent event. Payee may resort for payment hereunder to any of the security for, or any guaranty of, this Note whether or not Payee shall have resorted for payment hereunder to any other security for or guaranty of this Note. No act or omission of Payee, including specifically any failure to exercise any right, remedy or recourse, shall be deemed to be a waiver or release of the same, such waiver or release to be effected only through a written document executed by Payee and then only to the extent specifically recited therein. If this Note is placed in the hands of an attorney for collection or is collected on advice of counsel or through any legal proceeding, the undersigned promises to pay, to the extent permitted by law, court costs and reasonable attorneys' fees incurred by Payee. The undersigned hereby waives presentment, demand, notice of dishonor or nonpayment, protest and notice of protest in connection herewith.

G.   Miscellaneous.

     1. If any provision of this Note is unenforceable, invalid or contrary to law, or its inclusion herein would affect the validity, legality or enforcement of this Note, such provision shall be limited to the extent necessary to render the same valid or shall be excised from this Note, as the circumstances require, and this Note shall be construed as if said provision had been incorporated herein as so limited or as if said provision had not been included herein, as the case may be.

     2.   Time is of the essence of this Note.

     3. After the Maturity Date or following the occurrence of an event which entitles Payee to accelerate the indebtedness evidenced hereby, all payments received on account of the indebtedness evidenced hereby shall be applied, in whatever order, combination and amounts as Payee, in his sole and absolute discretion, decides, to all costs, expenses, and other indebtedness, if any, owing to Payee by reason of this Note; Default Interest; Interest; and principal.

     4. This Note, and the terms and provisions hereof, shall be binding upon the undersigned and its successors, administrators, and assigns, and shall inure to the benefit of any holder hereof.

     5. All amounts due hereunder shall be paid without deduction, set-off or counterclaim, the undersigned expressly waiving any such rights to deduction, set-off or counterclaim.


     6. Notwithstanding any provision to the contrary contained in this Note or in any of the other documents or instruments referred to in this Note, if at any time or times the interest and any sums considered for such purpose to be interest, payable under or by reason of this Note or any such other documents or instruments, should exceed the maximum which, by the laws of the State having jurisdiction, may be charged with respect to the loan evidenced hereby, given the nature and all of the pertinent circumstances of such loan, then all such sums in excess of such maximum shall be deemed not to be interest, but rather to be payments on account of principal, and without further agreement of the parties shall be so applied without regard to any other provision of this Note, provided that Payee may elect instead that no sums shall be payable in excess of such maximum, whereupon this Note and such other documents and instruments shall be deemed amended accordingly without further action by any party.

     7. This Note shall inure to the benefit of Payee and his successors and assigns. This Note has been negotiated and delivered at Sunnyvale, California, and shall be governed by and construed in accordance with the internal laws of the State of California without reference to (i) its judicially or statutorily pronounced rules regarding conflict of laws or choice of law; (ii) where any instrument is executed or delivered; (iii) where any payment or other performance required by any such instrument is made or required to be made; (iv) where any breach of any provision of any such instrument occurs, or any cause of action otherwise accrues; (v) where any action or other proceeding is instituted or pending; (vi) the nationality, citizenship, domicile, principal place of business, or jurisdiction or organization or domestication of any party; (vii) whether the laws of the forum jurisdiction otherwise would apply the laws of a jurisdiction other than the State of California; or (viii) any combination of the foregoing.

     The undersigned will upon demand pay to Payee the amount of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and of any experts and agents, which Payee may incur in connection with (i) the administration of this Note,
(ii) the exercise or enforcement of any of the rights of Payee hereunder or (iii) the failure by the undersigned to perform or observe any of the provisions hereof.

                              LOGIC DEVICES INCORPORATED


                              By:  /s/ Mary C. deRegt
                                   Signature

                                   Mary C.deRegt
                                   Print Name


                            EXHIBIT 10.2

PROMISSORY NOTE

$150,000.00 U.S.D.                                     February 24, 1999
                                                       Sunnyvale, California

     FOR VALUE RECEIVED, the undersigned promises to pay to the order of The Holding Company, a Delaware corporation ("Payee"), in lawful money of the United States of America in the manner and at the times provided hereinafter, (i) Principal (as hereinafter defined); (ii) Interest (as hereinafter defined) and Default Interest (as hereinafter defined), if any; and (iii) all other amounts due and payable pursuant to and in accordance with the terms of this Note.

A.   Definitions.

The following terms as used herein shall have the following meanings:

     1. "Default Interest" shall mean interest computed at the Reference Rate, as defined below, plus four percent (4%) per annum, on (i) the entire principal balance of this Note from time to time unpaid from and after such amount becomes due and payable (whether by maturity, acceleration or otherwise), and (ii) any and all other unpaid amounts due pursuant to the terms and provisions of this Note (including, but not limited to, accrued but unpaid Interest) from and after the respective date(s) on which those amounts become due and payable, whether by maturity, acceleration, or otherwise; in each case from and after any applicable grace period has expired. Default Interest shall be adjusted concurrently with any change in the Reference Rate. Default Interest shall be computed for the actual number of days elapsed, predicated on a year consisting of three hundred and sixty
(360) days, and shall be payable on demand. Notwithstanding anything to the contrary contained herein, for any period in which Default
Interest is accruing on the entire unpaid principal balance hereunder, Interest shall not accrue.

     2. "Interest" shall mean interest computed at a variable rate equal to the Reference Rate plus two percent (2%) per annum on the entire principal balance of this Note from time to time unpaid. Interest shall be adjusted concurrently with any change in the Reference Rate. Interest shall be computed on the actual number of days elapsed, predicated on a year consisting of three hundred and sixty (360) days.

     3.   "Maturity Date" shall mean March 31, 1999.

     4. "Principal" shall mean One Hundred Thousand Fifty and no/100 Dollars ($150,000.00) or so much thereof as may from time to time be outstanding hereunder.

     5. "Reference Rate" shall mean that rate which is quoted, published or announced from time to time by Sanwa Bank California as its reference or equivalent rate of interest.

B.   Manner of Payment; Maturity.

     1. Manner of Payment. Payment of principal, Interest, Default Interest and any other amounts due hereunder shall be made in lawful money of the United States of America.

     2. Interest Accrual. Interest shall accrue commencing on the date hereof on the Principal and shall be payable on the Maturity Date.

     3. Other; Maturity. Default Interest shall be payable on demand. All outstanding and unpaid Principal and Interest shall be due and payable on the Maturity Date, unless otherwise specified herein or unless accelerated in accordance with the terms or provisions hereof.

C.   Prepayment.

This Note may be prepaid, in whole or in part, at any time by the undersigned without premium or penalty. Any prepayment pursuant to this Paragraph C shall be accompanied by payment of any Interest and Default Interest, if any, accrued and unpaid through the date of such prepayment.

D.   Acceleration.

Notwithstanding anything to the contrary contained herein, upon the occurrence of any one or more of: (i) a default in the payment of any amounts due hereunder (without the need for written or other notice of any sort of such default from Payee to the undersigned), occurring on or prior to the Maturity Date, or (ii) any other default hereunder, and the expiration of any grace period applicable to any such default as set forth herein; then at the sole option and discretion of Payee, and without further demand or notice of any kind, the following shall become immediately due and payable:

     1.   the principal sum remaining unpaid hereunder;

     2.   unpaid Interest;

     3.   Default Interest; and

     4.   all other indebtedness evidenced by this Note.

E.   Default.

     The following shall constitute events of default hereunder: (i) a default in the payment of any amounts due hereunder (without the need for written or other notice of any sort of such default from Payee to the undersigned), occurring on or prior to the Maturity Date; (ii) the assignment for the benefit of creditors by the undersigned; (iii) the application for the appointment of a receiver for the undersigned or for property of the undersigned; (iv) the filing of a petition in bankruptcy by or against the undersigned; (v) the issuance of an attachment or the entry of a judgment against the undersigned; (vi) a default by the undersigned with respect to any other indebtedness due to Payee; (vii) the merger, consolidation, termination of existence, dissolution or insolvency of the undersigned; or (viii) the good faith determination by Payee that it deems itself insecure or that a material adverse change in the financial condition of the undersigned has occurred since the date hereof and that Payee's prospect of payment hereunder has been impaired.

F.   Remedies.

If the undersigned fails to pay any amounts when due hereunder, whether by maturity, acceleration or otherwise, or if there occurs any event which entitles Payee to accelerate the indebtedness due under this Note and any grace period applicable to any such failure to pay or event as set forth herein expires, then Payee shall have all of the rights and remedies provided to him at law or in equity. The remedies of Payee, as provided herein, shall be cumulative and concurrent, and may be pursued singularly, successively, or together, at the sole discretion of Payee, and may be exercised as often as occasion therefor shall arise. A waiver or release with reference to any one event shall not be construed as continuing, as a bar to, or as a waiver or release of, any subsequent right, remedy, or recourse as to a subsequent event. Payee may resort for payment hereunder to any of the security for, or any guaranty of, this Note whether or not Payee shall have resorted for payment hereunder to any other security for or guaranty of this Note. No act or omission of Payee, including specifically any failure to exercise any right, remedy or recourse, shall be deemed to be a waiver or release of the same, such waiver or release to be effected only through a written document executed by Payee and then only to the extent specifically recited therein. If this Note is placed in the hands of an attorney for collection or is collected on advice of counsel or through any legal proceeding, the undersigned promises to pay, to the extent permitted by law, court costs and reasonable attorneys' fees incurred by Payee. The undersigned hereby waives presentment, demand, notice of dishonor or nonpayment, protest and notice of protest in connection herewith.

G.   Miscellaneous.

     1. If any provision of this Note is unenforceable, invalid or contrary to law, or its inclusion herein would affect the validity, legality or enforcement of this Note, such provision shall be limited to the extent necessary to render the same valid or shall be excised from this Note, as the circumstances require, and this Note shall be construed as if said provision had been incorporated herein as so limited or as if said provision had not been included herein, as the case may be.

     2.   Time is of the essence of this Note.

     3. After the Maturity Date or following the occurrence of an event which entitles Payee to accelerate the indebtedness evidenced hereby, all payments received on account of the indebtedness evidenced hereby shall be applied, in whatever order, combination and amounts as Payee, in its sole and absolute discretion, decides, to all costs, expenses, and other indebtedness, if any, owing to Payee by reason of this Note; Default Interest; Interest; and principal.

     4. This Note, and the terms and provisions hereof, shall be binding upon the undersigned and its successors, administrators, and assigns, and shall inure to the benefit of any holder hereof.

     5. All amounts due hereunder shall be paid without deduction, set-off or counterclaim, the undersigned expressly waiving any such rights to deduction, set-off or counterclaim.


     6. Notwithstanding any provision to the contrary contained in this Note or in any of the other documents or instruments referred to in this Note, if at any time or times the interest and any sums considered for such purpose to be interest, payable under or by reason of this Note or any such other documents or instruments, should exceed the maximum which, by the laws of the State having jurisdiction, may be charged with respect to the loan evidenced hereby, given the nature and all of the pertinent circumstances of such loan, then all such sums in excess of such maximum shall be deemed not to be interest, but rather to be payments on account of principal, and without further agreement of the parties shall be so applied without regard to any other provision of this Note, provided that Payee may elect instead that no sums shall be payable in excess of such maximum, whereupon this Note and such other documents and instruments shall be deemed amended accordingly without further action by any party.

     7. This Note shall inure to the benefit of Payee and its successors and assigns. This Note has been negotiated and delivered at Sunnyvale, California, and shall be governed by and construed in accordance with the internal laws of the State of California without reference to (i) its judicially or statutorily pronounced rules regarding conflict of laws or choice of law; (ii) where any instrument is executed or delivered; (iii) where any payment or other performance required by any such instrument is made or required to be made; (iv) where any breach of any provision of any such instrument occurs, or any cause of action otherwise accrues; (v) where any action or other proceeding is instituted or pending; (vi) the nationality, citizenship, domicile, principal place of business, or jurisdiction or organization or domestication of any party; (vii) whether the laws of the forum jurisdiction otherwise would apply the laws of a jurisdiction other than the State of California; or (viii) any combination of the foregoing.

     The undersigned will upon demand pay to Payee the amount of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and of any experts and agents, which Payee may incur in connection with (i) the administration of this Note,
(ii) the exercise or enforcement of any of the rights of Payee hereunder or (iii) the failure by the undersigned to perform or observe any of the provisions hereof.

                              LOGIC DEVICES INCORPORATED


                              By:  /s/ Mary C. deRegt
                                   Signature

                                   Mary C.deRegt
                                   Print Name



                             EXHIBIT 10.3

PROMISSORY NOTE EXTENSION

     The undersigned, William J. Volz and The Holding Company, being the holders of promissory notes (the "Notes") from Logic Devices Incorporated dated February 24, 1999 in the principal amounts of $100,000 and $150,000, respectively, hereby agree to the extension of the Maturity Date, as defined in the Notes, to May 31, 1999.



April 1, 1999                                /s/ William J. Volz
                                             William J. Volz



                                             The Holding Company


                                             By: /s/ Burton W. Kanter




                              EXHIBIT 11

                     Logic Devices Incorporated

              Computation of Earnings per Common Share
                             (unaudited)

              Six months ended March 31, 1999 and 1998


                                               1999                1998
Weighted average shares of common         6,632,388           6,121,750
     stock outstanding
Dilutive effect of common stock options           -                   -
Dilutive effect of common stock warrants          -                   -
Weighted average common and
     common share equivalents             6,632,388           6,121,750

Net income (loss)                       $    46,900        $     12,000

Net income (loss) per common
     share equivalent                   $      0.01        $       0.01

