Form 10-Q
period 1999-06-30
LOGIC DEVICES INC
filed 1999-08-11
CIK 802851

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended
                        June 30, 1999

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

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On July 31, 1999, 6,648,238 shares of
Common Stock, without par value, were outstanding.


                 Logic Devices Incorporated


                             INDEX

                                                        Page
                                                       Number
Part I.  Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1999        3
          and September 30, 1998

     Consolidated Statements of Income for the three months
          ended June 30, 1999 and 1998                      4

     Consolidated Statements of Income for the nine months  5
          ended June 30, 1999 and 1998

     Consolidated Statements of Cash Flows for the
          nine months ended June 30, 1999 and 1998          6

     Notes to Consolidated Financial Statements             7

     Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    8

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K             15

     Signatures                                            16

     Exhibit 10                                            18

     Exhibit 11                                            19

     Exhibit 27                                            20


               Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                   Logic Devices Incorporated

                  Consolidated Balance Sheets


                                          June 30,      September 30,
                                             1999               1998
                                       (unaudited)
Assets

Current assets:
  Cash and cash equivalents           $   165,000        $   142,900
  Accounts receivable, net of allowance 4,301,300          4,553,400
  Inventories                          11,719,600         12,535,600
  Prepaid expenses                        294,600            372,100
  Income taxes receivable                  90,000             90,000
       Total current assets            16,570,500         17,694,000

Equipment and leasehold improvements    3,805,300          4,935,500
Other assets                              635,800            969,400
                                      $21,011,600        $23,598,900


Liabilities and Shareholders' Equity

Current liabilities:
  Bank borrowings                       3,500,000          5,350,000
  Notes payable                           257,600                  -
  Current portion of long-term
    debt obligations                      268,300            562,400
  Accounts payable                        731,100          1,585,400
  Accrued expenses                        331,000            565,700
       Total current liabilities        5,088,000          8,063,500

Long-term debt obligations,
  less current portion                    226,500            392,100
       Total liabilities                5,314,500          8,455,600

Shareholders' equity:
  Common stock, 10,000,000 shares
    authorized; 6,632,388 and
    6,121,750 shares issued and
    outstanding                        18,091,900         18,091,900
  Common stock subscribed                       -           (307,500)
  Retained earnings                    (2,394,800)        (2,641,100)
       Total shareholders' equity      15,697,100         15,143,300
                                      $21,011,600        $23,598,900


                      Logic Devices Incorporated

                  Consolidated Statements of Income

              Three months ended June 30, 1999 and 1998

                             (unaudited)

                                            1999            1998

Net sales                            $ 3,532,100     $ 3,298,700

Cost of sales                          1,797,000       1,724,300

       Gross margin                    1,735,100       1,574,400

Operating expenses:
  Research and development               372,000         332,800
  Selling, general and administrative  1,037,200       1,077,200

  Operating expenses                   1,409,200       1,410,000

       Income from operations            325,900         164,400

Other expense                            126,500         163,700

       Income before taxes               199,400             700

Income taxes                                   -               -

       Net income                    $   199,400     $       700


Basic and diluted earnings
  per common share                   $      0.03     $      0.00

Weighted average shares of
  common stock outstanding             6,632,388       6,121,750



                      Logic Devices Incorporated

                  Consolidated Statements of Income

               Nine months ended June 30, 1999 and 1998

                             (unaudited)

                                            1999            1998

Net sales                            $ 9,859,100     $10,055,800

Cost of sales                          5,289,800       5,797,300

       Gross margin                    4,569,300       4,258,500

Operating expenses:
  Research and development             1,101,000         973,900
  Selling, general and administrative  2,832,100       2,848,100

  Operating expenses                   3,933,100       3,822,000

       Income from operations            636,200         436,500

Other expense                            389,100         508,000

       Income (loss) before taxes        247,100         (71,500)

Income tax expense (benefit)                 800         (84,200)

       Net income                    $   246,300     $    12,700


Basic and diluted earnings
  per common share                   $      0.04     $      0.00


Weighted average shares of
  common stock outstanding             6,632,388       6,121,750



                      Logic Devices Incorporated

                Consolidated Statements of Cash Flows

               Nine months ended June 30, 1999 and 1998

                             (unaudited)

                                                1999                1998

Cash flows from operating activities:
  Net income                             $   246,300         $    12,700
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Depreciation and amortization       1,306,300           1,252,000

     Change in operating assets and liabilities:
       Accounts receivable, net              252,100          (1,358,100)
       Inventories                           816,000            (980,700)
       Prepaid expenses and other assets      77,500             618,700
       Income taxes receivable                     -            (522,000)
       Deferred income taxes                       -             299,000
       Accounts payable                     (854,300)          1,311,000
        Accrued expenses                    (234,700)            (49,700)
          Net cash provided by
               operating activities        1,609,200             582,900

Cash flows from investing activities:
      Capital expenditures                 (153,200)         (1,922,300)
      Decrease (increase) in other assets   310,700            (548,300)
          Net cash provided by (used in)
               investing activities         157,500          (2,470,600)

Cash flows from financing activities:
      Bank borrowings, net               (1,850,000)          1,725,000
      Notes payable                         257,600                   -
      Common stock subscribed               307,500                   -
      Repayment of long-term obligations   (459,700)           (191,900)
          Net cash (used in) provided by
               financing activities      (1,744,600)          1,533,100

Net increase (decrease) in cash              22,100            (354,600)

Cash and cash equivalents at
  beginning of period                   $   142,900         $   365,700

Cash and cash equivalents at
  end of period                         $   165,000         $    11,100



                      Logic Devices Incorporated

              Notes to Consolidated Financial Statements

                 June 30, 1999 and September 30, 1998

                             (unaudited)


  (A)   Basis of Presentation

  The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.

  The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. The Company has filed audited financial statements which include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the years ended September
  30, 1998 and December 31, 1997, with the Securities and
  Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries.
  The results of operations for the interim period ended
  June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

  (B)  Inventories

  A summary of inventories follows:


                                       June 30,   September 30,
                                          1999            1998

  Raw materials                    $ 3,629,300     $ 2,599,900
  Work-in-process                    5,286,000       5,373,600
  Finished goods                     2,804,300       4,562,100
                                   $11,719,600     $12,535,600


  Based on forecasted 1999 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.




                 Logic Devices Incorporated

           Notes to Consolidated Financial Statements

              June 30, 1999 and September 30, 1998

                          (unaudited)


(C) Financing

     As of June 30, 1999, the Company had $3,500,000 in outstanding borrowings under a revolving line of credit facility with Sanwa Bank. The Company was not in compliance with certain repayment obligations under such facility. See "Part II. Item 3. Defaults Upon Senior Securities." On July 27, 1999, the Company repaid all of its outstanding indebtedness with Sanwa Bank utilizing funds from operations and the proceeds from borrowings with Silicon Valley Bank under a new revolving line of credit facility. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Certain additional borrowings in the aggregate principal amount of $250,000 were extended prior to their maturity on May 31, 1999 to July 31, 1999 and again to September 30, 1999. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

Revenues

     Net revenues were $3,532,100 for the three months ended June 30, 1999, an increase of 7% from $3,298,700 for the three months ended June 30, 1998. The increase in revenues for the period was attributed to an increase in sales on the Company's digital signal processing (DSP) products.

Expenses

     Cost of revenues increased 4%, from $1,724,300 in the three months ended June 30, 1998 to $1,797,000 in the three months ended June 30, 1999. Gross profit increased by 10%, from $1,574,400 in the 1998 period to $1,735,100 in the 1999 period. This increase was the result of increased sales volume for the 1999 period, which spreads fixed overhead costs over more units. As a percentage of net revenues, gross profit margin increased from 48% in the three months ended June 30, 1998 to 49% in the three months ended June 30, 1999. This improvement in gross profit margin was the result of increased sales volume, which spreads fixed overhead costs over more units.

     Research and development expense increased slightly from $332,800 (10% of net revenues) in the 1998 period to $372,000 (11% of net revenues) in the 1999 period. The
Company is continuing its efforts to develop new products.
In 1998, the Company invested heavily in new product development. The Company plans to continue its substantial investments in new product research and development throughout 1999.

     Selling, general and administrative expense decreased from $1,077,200 (33% of net revenues) in the 1998 period to $1,037,200 (29% of net revenues) in the 1999 period. This decrease was the result of continuous cost cutting measures pursued by the Company.

     The Company had income from operations for the 1999 period of $325,900 versus income of $164,400 in 1998, due to the above mentioned factors.

     For the 1999 period, the Company incurred $126,500 in other expense, consisting mainly of interest expense versus other expense of $163,700 in 1998.

     As a result of the foregoing, the Company enjoyed net income of $199,400 in the 1999 period versus net income of $700 in the 1998 period.


Liquidity and Capital Resources

Cash Flows

     For the nine months ended June 30, 1999, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $1,552,600 versus $1,264,700 for the comparable 1998 period. Although the Company has historically relied on after-tax earnings as the Company's primary source of financing for working capital needs and for capital expenditures, the Company used borrowings during the 1998 and 1999 period.

     During the 1999 period, after-tax cash earnings of $1,552,600, decreases in accounts receivable of $252,100, inventories of $816,000 and prepaid expenses of $77,500, funded decreases in accounts payable of $854,300 and accrued expenses of $234,700 and a reduction in bank debt of
$1,850,000.   This resulted in total net cash provided by
operations of $1,609,200. The Company invested $153,200 in capital expenditures and increased notes payable by $250,000 during the period. The Company also received $307,500 from repayment of director loans. The Company expects to receive an income tax refund of approximately $90,000 in the third quarter of 1999.

     During the 1998 nine-month period, after-tax cash earnings of $1,264,700, increases in bank borrowings of $1,725,000 and accounts payable of $1,311,000 and decreases in prepaid expenses of $618,700 and deferred income taxes of $299,000, funded increases in accounts receivable of $1,358,100, inventory of $980,700 and income taxes receivable of $522,000 and decreases in accrued expenses of $49,700, which resulted in net cash provided by operations of $582,900. The Company invested $2,470,600 in capital expenditures and other assets during the period.

Working Capital

     The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained these high levels of inventories and accounts receivable.

     The Company relies on third party suppliers for raw materials and as a result maintains substantial inventory levels to protect against disruption in supplies. The
Company has historically maintained inventory turnover of approximately 225 days to 365 days, since 1990. The low point in inventory levels came in 1992 and 1993 when the Company had supply disruptions from one of its major suppliers.

     The Company looks at its inventories in relationship to its sales which have ranged from 140 days to 365 days between 1998 and 1992. This inventory to sales ratio is a more stable measure of inventory levels, versus the traditional inventory turnover measure because, at the times when the Company is experiencing supply disruptions, and therefore lower inventory levels, the Company is also experiencing increased costs of goods due to inefficiencies in its operations stemming from sporadic deliveries which skews the numerator and denominator in different directions for inventory turns calculations. The lowest days on hand of inventory to sales has been experienced when the Company has had supply disruptions as in 1992 and 1993.

     The Company provides reserves for product material that is over one year old with no backlog or sales activity and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. The Company has been actively reducing inventory levels over the past several quarters.

     The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to 80% of the quarterly revenues may be shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which made up 46% and 66% of the Company revenues in the first nine months of 1999 and 1998, respectively), generally pay 90 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period. This has been consistent over prior periods. The Company is currently working to accelerate accounts receivable collections.

     Although current levels of inventory and accounts receivable impact the Company's liquidity, the Company believes that it is a cost of doing business given the Company's fabless operation. The Company has begun to make progress in reducing inventory and accounts receivable levels during the current fiscal year.

Financing

     The Company had a $6,000,000 revolving line of credit with Sanwa Bank, with a maturity date of May 31, 1999. The line of credit bore interest at the Bank's prime rate plus
1.00% and was secured by all the assets of the Company.  On
March 11, 1999, the Company accepted the Bank's demand to amend the terms of its revolving line of credit facility so that its maximum borrowing amount was $4,500,000 from March
11, 1999 through March 30, 1999, $4,250,000 from March 31,
1999 through June 29, 1999, and $3,000,000 from June 30,
1999 through August 1, 1999, the scheduled date of maturity of such facility. The amended line of credit bore interest at the Bank's prime rate (7.75 percent as of 6/30/99) plus
2.00%. On June 30, 1999, the Company reduced the principal amount of its borrowings to $3,500,000. See "Part II. Item
3. Defaults Upon Senior Securities."

     On July 27, 1999, the Company terminated its revolving credit facility with Sanwa Bank, paying all principal and interest then owing using funds from operations and the proceeds of loans from new revolving credit facilities provided by Silicon Valley Bank.

     Under the terms of its line of credit facility with Silicon Valley Bank, the Company is precluded (as it was under the terms of its revolving credit facility with Sanwa
Bank) from paying any cash dividends without the consent of the lender even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future and anticipates reinvesting its cash flow back into operations.

     As discussed in the Company's Form 10-Q for the quarter ended March 31, 1999, the Company borrowed, in addition to its bank borrowings, an aggregate principal amount of $250,000 on February 24, 1999. The loans are unsecured and bear interest to maturity at the rate which is the reference or equivalent rate of interest quoted, published or announced by Sanwa Bank plus 2.00%. The loans had an original maturity of March 31, 1999, but the holders of the loans have successively extended the maturity date through September 30, 1999. The holders have agreed to subordinate their loans to those of Silicon Valley Bank in certain circumstances but are permitted to receive scheduled payments of principal and interest so long as the Company is not in default under its revolving credit facility with Silicon Valley Bank at the time of such payment.

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

Item 3.   Quantitative and Qualitative Disclosures about
Market Risk.

     The Company conducts all of its transactions, including those with foreign suppliers and customers, in United States dollars. It is therefore not directly subject to the risks of foreign currency fluctuations and does not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Of course, demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to the Company may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the United States dollar. Furthermore, changes in the relative value of the U. S. dollar may change the price of the Company's prices relative to the prices of its foreign competitors. The Company also does not hold any market risk sensitive instruments that are not considered cash under generally accepted accounting principles.

                     Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     Not Applicable.

Item 2.   Changes in Securities and Use of Proceeds.

     On April 5, 1999, the Company issued to a party which purchased certain products during the quarter from the Company and which agreed to act as a distributor for the Company, a five-year warrant to purchase 150,000 shares of the Company's common stock. The warrant is fully vested and has an initial exercise price of $2.875 per share, which was the closing price of the Company's common stock on such date. This exercise price will be reduced to $1.875 per share if, by November 30, 1999, Company has not registered under the Securities Act of 1933 the resale of the shares of the Company's common stock for which the warrant is exercisable. The issuance of the warrant was not registered under the Securities Act of 1933 in reliance on an exemption from registration under Section 4(2) of such Act and rules promulgated thereunder. No underwriters participated in this transaction.

Item 3.   Defaults Upon Senior Securities.

     On June 30, 1999, the Company failed to achieve a principal reduction covenant required under its amended revolving credit facility with Sanwa Bank. Under the terms of the facility as amended on March 17, 1999, the Company's maximum borrowing amount was $4,500,000 from March 11, 1999 through March 30, 1999, reduced to $4,250,000 from March 31, 1999 through June 29, 1999, and further reduced to $3,000,000 from June 30, 1999 through August 1, 1999, the scheduled date of maturity of such facility. By June 30, 1999, the Company reduced the principal amount of its borrowings from $4,250,000 to $3,500,000, which was $500,000 less than required.
Sanwa Bank did not waive the failure by the Company to comply with this obligation under the revolving credit facility. The Company terminated this revolving credit facility on July 27, 1999 and paid all principal and interest required thereunder. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

     Not Applicable.






Item 6. Exhibits and Reports on Form 8-K.

     (a)  (1)  Exhibit 10 - Promissory Note Extension

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


                                             Logic Devices Incorporated
                                             (Registrant)


Date:    August 11, 1999                     By /s/ William J.Volz
                                             William J. Volz
                                             President and Principal
                                             Executive Officer


Date:    August 11, 1999                     By /s/ Mary C. deRegt
                                             Mary C. deRegt
                                             Chief Financial Officer
                                             Principal Financial and
                                             Accounting Officer



                          INDEX TO EXHIBITS

Exhibit Number    Description

10          Extension to Notes Payable
11          Computation of Earnings Per Common Share
27          Financial Data Schedule




                             EXHIBIT 10


                      PROMISSORY NOTE EXTENSION

     The undersigned, William J. Volz and The Holding Company, being the holders of promissory notes (the "Notes") from Logic Devices Incorporated dated February 24, 1999 in the principal amounts of $100,000 and $150,000, respectively, hereby agree to the extension of the Maturity Date, as defined in the Notes, to September 30, 1999.

June 30, 1999

                              /s/ William J. Volz
                              William J. Volz




                              The Holding Company

                              By: /s/ Burton W. Kanter
                                 President



                             EXHIBIT 11

                     Logic Devices Incorporated

              Computation of Earnings per Common Share
                             (unaudited)

              Nine months ended June 30, 1999 and 1998

                                              1999                1998
Weighted average shares of common
  stock outstanding                      6,632,388           6,121,750

Dilutive effect of common stock options          -                   -
Dilutive effect of common stock warrants    38,100                   -

Weighted average common and
  common share equivalents               6,670,488          6,121,750

Net income (loss)                      $   246,300        $    12,700

Basic and diluted earnings
  per common share                     $      0.04        $      0.00
