Form 10-K
period 1999-10-03
LOGIC DEVICES INC
filed 1999-12-30
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the Fiscal Year Ended October 3, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         COMMISSION FILE NUMBER 0-17187

                           LOGIC DEVICES INCORPORATED
                          (Exact name of registrant as
                            specified in its charter)

         CALIFORNIA                                             94-2893789
  (State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)
                     1320 ORLEANS DRIVE, SUNNYVALE, CA 94089
                    (Address of principal executive offices,
                               including Zip Code)

                                 (408) 542-5400
                         (Registrant's telephone number,
                              including Area Code)

           Securities registered pursuant to Section 12(b) of the Act

       Title of Class                  Name of each exchange on which registered

            NONE                                          NONE

           Securities registered pursuant to Section 12(g) for the Act

                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant on December 28, 1999 was approximately $13,773,237. On that date, there were 6,650,488 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference: Part III incorporates certain information by reference to the registrant's definitive Proxy Statement to the registrant's annual meeting of shareholders to be held April 4, 2000.


                                  Page 1 of 42
                      Index to Exhibits Appears at Page 38

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

GENERAL DEVELOPMENT OF THE BUSINESS

         Logic Devices Incorporated (the Company) develops and markets high-performance digital integrated circuits. The Company's circuits address applications that require high computational speeds, high-reliability, high levels of circuit integration (complexity), and low power consumption. The Company's circuits are incorporated into products manufactured by original equipment manufacturers (OEMs) and utilized to provide high-speed electronic computation in digital signal processing (DSP), video image processing, and telecommunications applications. The Company's product strategy is to develop and market proprietary circuits that offer superior performance to meet specific application requirements.

         During fiscal 1999, the Company focused on improving its balance sheet liquidity. Bank indebtedness was reduced 35%, accounts payable were reduced 55%, current liabilities decreased 37%, and total liabilities were reduced 38%. This was accomplished by aggressive control of expenses and by limiting capital expenditures.

         In September 1999, the Company elected to change its fiscal year to be comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, and its fiscal quarters to be comprised of exactly 13 weeks. As a result of this change, the Company's fiscal year ended on October 3, 1999 rather than September 30, 1999. In September 1998, the Company elected to change its fiscal year-end from December 31 to September 30, effective September 30, 1998. All references to 1998, fiscal 1998 or fiscal period 1998 mean such nine-month period, unless otherwise noted.

         The Company's products generally address DSP requirements involving high-performance arithmetic computational functions. During its fiscal year ending October 3, 1999, the Company introduced one new product and discontinued one maturing product. As of October 3, 1999, the Company offered 38 products, which were sold to a diverse customer base. With the multiplicity of packaging and performance options, the 38 basic products result in approximately 200 catalog items.

         The Company's plug compatible products are designed to replace existing industry standard integrated circuits, while offering superior performance, lower power consumption, and reduced cost. The Company is focused on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems.

         The Company relies on third party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given Company design, from which finished products are then assembled. The Company's strategy is to out-source wafer processing to third party foundries to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility. See "Business -- Background." The Company utilizes foundries to take advantage of their processing capabilities and continues to explore additional foundry relationships to minimize its dependence on any single relationship.

         The Company markets its products worldwide through its own direct sales force, a network of 15 national and international independent sales representatives, and 16 international and domestic distributors. In fiscal year 1999, approximately 36% of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 64% of net revenues. Among the Company's customers are Snell and Wilcox, Quantel, Philips, Hitachi, Ikegami, NEC, Sony, Toshiba, Honeywell, SDX (now part of Lucent Technologies), Solectron, Acuson, Pinnacle Microsystems, Lockheed Martin, Boeing, Hewlett Packard, and Advanced Technologies Laboratories. Approximately 68% of the Company's net revenues were derived from within the United States and approximately 32% were derived from foreign sales.

         The Company was incorporated under the laws of the State of California in April 1983. The Company's initial public offering was in November 1988, at which time the Company's shares commenced trading on the Nasdaq National Market. The Company's principal offices are located at 1320 Orleans Drive, Sunnyvale, California 94089, and the telephone number is (408) 542-5400.

BACKGROUND

         Rapid advances in fabricating silicon-based semiconductors are driving a global revolution in electronics. With these ongoing advances, the ability to economically compute, communicate, and control seems to be limited only by the creativity required to implement ever more complex electronic systems. It is now not only possible, but also becoming increasingly more common, to implement entire electronic systems on a single small sliver of silicon. As a result, the challenges to the industry have increasingly turned toward innovative product definition, timely product development, technical customer support, and heavy capital investments in advanced semiconductor wafer fabrication facilities. The rapid advances in chip fabrication technology have resulted in a specialization of skills within the industry. In addition to the specialization in materials processing skills required to fabricate semiconductor wafers, the industry increasingly requires and values system architecture, signal processing algorithms, and circuit design expertise as essential skills for developing financially successful products. Opportunities have thus emerged for semiconductor companies that focus on product definition, advanced design techniques, and technical application support, and that rely on third parties for wafer fabrication. The Company focuses its resources on defining and developing high-performance integrated circuit components for growing markets, which require demanding computational throughput.

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

MARKETS AND PRODUCT STRATEGIES

         The Company believes it possesses advanced competencies in two areas:
DSP algorithm and architecture development and high speed, very large scale, integrated circuit implementation.

         DSP involves converting light, sound, or other naturally occurring analog waveforms into a stream of digital values, that may then be processed, manipulated, exchanged, or sorted by electronic systems. DSP provides many advantages, including: the ability to process and manipulate digital data with consistency and precision; the ability to store and recall information; and the ability to extract information content and compress the amount of data that must be stored, processed, or transmitted. Manipulation of video images and speech requires signal-processing rates and precision that are not practical with analog technology or with general-purpose (non-DSP) processors. DSP is an increasingly important technology for many emerging product technologies.

         With the increasing cost effectiveness of DSP as a result of rapid advances in semiconductor process technology, DSP is becoming ubiquitous in our lives. As a result, DSP has attracted the considerable attention of very large and formidable competitors. However, these competitors, out of necessity, tend to focus on very high volume, application specific markets, or on general-purpose programmable DSP products that can be programmed to address a wide variety of applications. To avoid direct competition with these formidable competitors, the Company seeks to identify products and markets that demand greater performance than can be accomplished with a programmable DSP and markets for application specific functions that are small enough not to attract significant attention from larger chip manufacturers.

         High quality video image processing is one such area in which the Company operates. Video image processing currently requires between 10 and 100 times greater computational capacity than programmable DSP processors can deliver. Mass market video graphics and image processing products, such as 3D personal computer graphics boards, are generally targeted at selling price points that cannot support studio broadcast quality images. Moreover, studio broadcast quality equipment may generally be required to process video images many times in the composition and editing of on-air material. In contrast, personal computer graphics screens are processed for display in real time only. As a result, while the underlying mathematical computations for processing both broadcast and computer images are similar, two distinct markets exist. As a result of the very high volume potential available for a successful personal computer graphics chip product, many companies compete fiercely over this market opportunity. In contrast, the broadcast industry, while it requires more robust mathematical precision in processing images, consumes far fewer chips. Due to its more modest market size, this market has been relatively ignored by the chip industry. As a result, the Company has identified this area as a productive area to apply its core strengths.

         Beginning in November 1998, the Federal Communications Commission directed that television broadcasters must begin a transition from current analog broadcasts to high definition digital television (HDTV). All analog broadcasts are scheduled to cease by the year 2007. In addition to providing improved image quality as a result of increased resolution, the image aspect ratio (width/height) will be changed from the traditional, nearly square 4 by 3 size ratio of current televisions to a wider screen 16 by 9 ratio more similar to motion picture screens. Due to the large base of currently installed equipment, both formats will co-exist for a number of years. In addition, due to the initially limited availability of content in the wide format, the industry faces the need to resize images back and forth between the two formats with exceptionally high computational precision, so as to preserve the image quality advantages of the newer digital format.

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

         With its significant presence in the broadcast equipment industry, the Company and its existing customers have jointly defined a family of very high performance digital image filtering circuits that facilitate the smoothing of edges as video images are stretched and resized. During 1997, the Company developed the initial members of this family and sampled them to OEMs for incorporation into HDTV studio production systems. During fiscal 1998, many of those OEMs completed their system level product development on this new generation of HDTV compatible studio systems. Sales of HDTV studio equipment in 1999 have lagged behind market forecasts, however, the Company believes that its products offer unique solutions to certain video image filtering problems required in that equipment. As the HDTV studio equipment begins to sell in higher volume, the Company should benefit from these increasing sales.

         As a result of its initial work on digital filtering and image resizing circuits, the Company has identified a number of secondary applications for this product technology. Many of the current products are also applicable to, and are expected to be incorporated into, advanced medical imaging equipment, such as computer aided tomography (CAT) and ultrasound scanners. Military applications include infrared, radar, and video image seekers, as well as multi-mode displays.

         Telecommunications, in all of its various forms, is the fastest growing and largest current market for DSP chips. The Company has found that its digital filtering components also have applications in wireless base station processing. Analogous to video image processing, major industry suppliers have tended to concentrate their efforts on the high volume, handset side of the wireless link, while the base station side has received far less attention. Due to demands for fewer, smaller, and less intrusive antenna sites, the digital image filtering required in multi-channel wireless base stations is computationally intensive and power limited. The Company believes this area is an attractive target for its future product directions.

PRODUCTS IN DEVELOPMENT

         The Company has historically experienced a correlation between its success in introducing new products and increases in revenues. Consequently, the Company is committed to a high level of product design and development activity, as it considers new product development critical to its future success. During 1999, the Company developed circuits that provide color space conversion between computer and broadcast standards, and the digital storage of video scan lines.

         With the benefit of this on-going customer input resulting from its current digital filtering products, the Company has a number of new DSP product opportunities that it will undertake to develop in fiscal 2000. These products generally will be utilized in conjunction with the Company's current DSP products to further facilitate high-performance signal processing. At current resource levels, the Company does not expect to be able to complete all of the new product opportunities that it has identified. The level of product development expenditures will be dependent on the Company's success in meeting its financial objectives.

WAFER FABRICATION TECHNOLOGY

         The Company relies on third party silicon foundry suppliers to produce processed wafers from mask patterns designed by the Company. Through these wafer suppliers, the Company has access to advanced high-speed, high-density complimentary metal oxide semiconductor (CMOS) process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication facility. Products developed in 1999 utilize process technology with effective channel lengths under 0.35 micron. Coupled with the Company's structured custom design methodology and experience in high-speed circuit design, this technology has allowed the Company to create products that offer high computational speeds, high reliability, high levels of circuit integration (complexity), and low power consumption.

         The Company currently is dependent on Taiwan Semiconductor Manufacturing Company as its only wafer-processing source. The earthquake in Taiwan had a minimal impact on this source. Wafers are processed to pre-agreed specifications to produce integrated circuits designed by the Company. There can be no assurance that such relationship will continue to be on terms satisfactory to the Company. In general, the Company's foundry sources do not guarantee minimum supplies. At times, the Company's revenues have been limited by its inability to obtain adequate quantities of processed wafers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

PRODUCTION, ASSEMBLY AND TEST

         The Company's production operations consist of functional and parametric wafer testing, package marking, hot and cold testing, final inspection, quality inspection, and shipment. As is customary in the industry, the Company's commercial grade plastic package devices are wafer tested and then shipped to high-volume assembly subcontractors in the Far East for assembly. Thereafter, the assembled devices are returned to the Company for final testing and shipment to customers. The Company continues to test raw material through finished product at various stages in the manufacturing process, utilizing automated test equipment capable of volume production.

MARKETING, SALES AND CUSTOMERS

         The Company markets its products worldwide to a broad range of customers through its own sales efforts, a network of 15 national and international independent sales representatives, and 16 electronics distributors. The Company concentrates its direct marketing efforts on the high-performance segments of the telecommunication, military, industrial, and computer markets in applications where high-speed and low power consumption are critical. Among the Company's OEM customers are Snell and Wilcox, Quantel, Philips, Hitachi, Ikegami, NEC, Sony, Toshiba, Honeywell, SDX (now part of Lucent Technologies), Solectron, Acuson, Pinnacle Microsystems, Lockheed Martin, Boeing, Hewlett Packard, and Advanced Technologies Laboratories.

         The Company coordinates sales from its Sunnyvale, California facility. The Company maintains a regional sales office in Raleigh, North Carolina to serve the East Coast and in Humble and Richardson, Texas to serve the Central U.S., and services the West Coast from its Sunnyvale and San Diego facilities. The Company also has a sales office in Warminster, England to support the Company's European sales activities. The Company's sales managers direct the activities of the independent sales representative firms and focus on major target accounts. Sales representatives obtain orders on an agency basis and the Company ships directly to its customers. Sales representatives receive commissions on sales within their territories. Distributors purchase the Company's products for resale, generally to a broad base of small to medium-size customers. One national stocking distributor services North America. As is customary in the industry, domestic distributors are entitled to certain price rebates and limited stock rotation rights, for which the Company has made a provision in its consolidated financial statements. During fiscal 1999 and 1998, sales through both international and domestic distributors accounted for approximately 64% and 46%, respectively, of net sales, while direct sales to OEMs accounted for approximately 36% and 54%, respectively, of net sales.

         In fiscal 1999, All American, a domestic distributor, accounted for approximately 35% of net revenues. In fiscal 1998, SDX, MCM Japan, and Ambar Cascom accounted for approximately 27%, 12%, and 12%, respectively, of net revenues. In fiscal 1997, All American and Bell-Milgray accounted for 16% and 12%, respectively, of net revenues.

         International sales are conducted by sales representatives and distributors located in Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, Netherlands, Spain, Sweden, and Taiwan. During fiscal 1999, 1998, and 1997, the Company's export sales were approximately 32%, 47%, and 31%, respectively, of net sales (see Note 11 in "Notes to Consolidated Financial Statements" contained in Item 8 below). The Company's international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for the Company's products. Although the Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, the Company has not experienced any material difficulties because of these restrictions.

         The Company's domestic distributor markets products competitive with the Company's products. The Company's independent sales representatives and foreign distributors also may represent competitors of the Company.

         The Company warrants its products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

BACKLOG

         As of November 30, 1999 and 1998, the Company's backlog was approximately $1,933,000 and $2,042,900, respectively. The Company includes in its backlog all released purchase orders shippable within the following 18 months, including orders from distributors. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, orders on the backlog are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. Changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products are not reflected. The Company produces catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The Company's business for its catalog products, like the businesses of many companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company believes that its backlog is not a good indicator of future revenues.

RESEARCH AND DEVELOPMENT

         The Company's engineering staff is involved in the design of integrated circuits. In 1999, the Company's development efforts were focused on the development of new digital processing circuits that address video image processing and digital communications applications. The Company's product design efforts are supplemented by computer aided design and simulation equipment. The Company also has an experienced test-engineering group that works closely with the designers to develop production test software. Research and development expenditures were 11%, 10%, and 11% of sales in 1999, 1998, and 1997, respectively, and historically, have been approximately 10% of net sales. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Statements of Operations" contained in Items 6, 7, and 8.

COMPETITION

         The semiconductor industry is intensely competitive and characterized by rapid technological change and rates of product obsolescence, price erosion, periodic shortage of materials, variations in manufacturing yields and efficiencies, and increasing foreign competition. The industry includes many major domestic and international companies that have substantially greater financial, technical, manufacturing, and marketing resources than the Company. In addition, there are many emerging companies that are attempting to obtain a share of the existing market. The Company faces competition from other manufacturers of high-performance integrated circuits, many of which have advanced technological capabilities, are currently increasing their participation in the high-performance CMOS market, and have internal wafer production capabilities. The ability of the Company to compete in this rapidly evolving environment depends on elements both in and outside the control of the Company. These elements include: the Company's ability to develop new products in a timely manner; the cost effectiveness of its manufacturing; the acceptance of new products by customers; the speed at which customers incorporate the Company's products into their systems; the continued access to advanced semiconductor foundries; the number and capabilities of its competitors as well as general economic conditions. In the area of high-performance DSP circuits, the Company competes with Altera, Analog Devices, Fairchild Semiconductor, Genesis, Gennum, Grey Chip, Harris, Lucent Technologies, Texas Instruments, and Xilinx, among others.

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

         Since others have obtained patents covering various semiconductor designs and processes, certain of the Company's present or future designs or processes may be claimed to infringe upon the patents of third parties. The Company has previously received, and may in the future receive, claims that one or more aspects or uses of the Company's products infringe on patent or other intellectual property rights of third parties. See Item 3 - "Legal Proceedings." The Company does not believe that it infringes upon any known patents at this time. If any such infringements exist or arise in the future, the Company may be liable for damages and may, like many companies in the semiconductor industry, find it necessary or desirable to obtain licenses relating to one or more of its current or future products. Based on industry practice, the Company expects that any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect on the Company. There can be no assurance, however, that licenses could in fact be obtained on commercially reasonable terms, or at all, or that litigation would not occur. The Company's inability to obtain such licenses or the occurrence of litigation could adversely affect the Company.

FACTORS AFFECTING FUTURE RESULTS

         Except for historical information contained herein, the discussion in this Form 10-K report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to, statements as to future operating results and business plans of the Company that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include but are not limited to, general economic conditions and the cyclical nature of the semiconductor industry, especially the markets addressed by the Company's products such as HDTV, telecommunications, military weapons systems, medical diagnostic imaging equipment, and general computing applications. Also to be considered are factors such as slower than expected demand for the Company's products, the availability of external sources of supply for critical materials such as processed silicon wafers, the extent of utilization of internal manufacturing capacity, fluctuation in wafer and assembly yields, competitive factors, price erosion, the successful development and market acceptance of new product introductions, product obsolescence, costs associated with litigation and the impact of Year 2000 issues on the Company's operations, and the availability of adequate capital.

Fluctuation in operating results

         The Company's quarterly and annual results of operations are affected by many factors that could materially and adversely impact revenues, margins, and income from operations. These factors include, among others, demand for the Company's products, changes in product mix, competitive pricing pressure, fluctuations in yields, cost and availability of raw materials, delays in the introduction or the performance of the Company's new products, market acceptance of the Company's products, competitive product introductions, product obsolescence, costs of litigation, and the dependence of the Company on a limited number of key personnel. In addition to the risks inherent in the cyclical nature of the industry, the Company frequently ships more products during the third month of each quarter than in the first two months of the quarter. Moreover, shipments in the third month are generally higher toward the end of the month resulting in a concentration of sales in the latter part of the quarter, which contributes to difficulty in predicting the Company's revenues and results of operations.

International operations

         The Company's products are comprised of materials and produced through processes supplied by foreign companies. The Company also has many overseas customers, whose sales are billed in U.S. dollars, and therefore, not directly subjected to currency exchange fluctuations. However, changes in the relative value of the U.S. dollar may change the price of the Company's products relative to the prices of its foreign competitors. Accordingly, both the Company's manufacturing and sales may be adversely affected by changes in the rates of exchange between the U.S. dollar and certain foreign currencies. In addition, the implementation of various forms of protectionist trade legislation, a change in current tariff structures or other trade policies, changes in foreign political or economic conditions, difficulties in collecting accounts receivable, and changes in taxes either in the United States or in certain foreign countries, could adversely affect the Company, its international customers or suppliers, or advantage the Company's international competitors.

New product development risks

         The Company's future success depends heavily on its ability to develop and introduce new products that meet critical customer needs and compete effectively on the basis of cost and performance with alternative products and solutions. The success of new product introductions is highly dependent on the timely completion and introduction of new product designs. The development of new products by the Company and their design-in to customer systems can take several years.

Dependence on limited sources of supply and assembly

         The Company is dependent on subcontractors for its processed silicon wafers and its assembly of products. There are only a limited number of such suppliers and the Company has had difficulty obtaining adequate suppliers during past periods of rapid industry growth. Changes in suppliers require qualification by the Company and may result in considerable expense and delay in shipping products.

Manufacturing and test capacity

         Although fab-less, the Company has made substantial investments in manufacturing and test equipment capacity. There can be no assurance that market conditions will result in sufficient demand to permit the Company to fully utilize this capacity. Also, the Company's manufacturing facilities are located in the Silicon Valley area that is known to be at high risk for major earthquakes. The Company could suffer either direct damages or its operations could otherwise be disrupted as a result of a major earthquake.

Inventory risk

         The Company must order wafers and packaging materials and build inventory well in advance of product orders. Because the Company's markets are volatile and subject to rapid fluctuations, there are risks that the Company will forecast demand incorrectly and produce excess or insufficient inventory. Some of the Company's products enjoy customer demand beyond the period that the Company's wafer sources offer the process technology with which the products were originally designed. To avoid spending limited high skill engineering resources on continuous re-tooling of more mature products to utilize newer process technology on some product types, the Company makes lifetime buys of its anticipated needs, resulting in heightened risk of inventory obsolescence.

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

EMPLOYEES

         As of October 3, 1999, the Company had 43 full-time employees. In addition, from time to time, the Company uses consultants and part-time employees. The Company's ability to attract and retain qualified personnel is an important factor in its continued success. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

REGULATIONS

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


ITEM 2. PROPERTIES

         The Company's executive offices, as well as its manufacturing and principal research and design facilities, are located in approximately 21,600 square feet of space in Sunnyvale, California, pursuant to a lease expiring on December 15, 2002. The Company maintains additional sales or field application support offices in the metropolitan area of Raleigh, North Carolina; San Diego, California; Humble and Richardson, Texas; and Warminster, England. The Company currently leases these sales and field application support offices on a month-to-month basis. The Company believes that its facilities will be adequate to meet its reasonably foreseeable needs and, if necessary, that alternative facilities will be available to it on acceptable terms so as to meet its requirements.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently involved in any legal proceedings. From time to time, the Company receives demands from various parties asserting patent claims. These demands are often not based on any specific knowledge of the Company products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact on the Company.

         In January 1998, the Company was contacted by the attorneys representing the estate of Mr. Jerome Lemelson, charging that the Company infringed on certain patents registered by Mr. Lemelson. The attorneys for the estate have not filed suit, but have urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits. Should the estate file suit, the Company would vigorously defend itself in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event, the Company might be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of this matter.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 1999.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded under the symbol "LOGC" on the Nasdaq National Market System. The following table sets forth, for the period indicated, the high and low closing sale prices for the Company's Common Stock, as reported by Nasdaq during the following calendar quarters:

           CALENDAR YEAR                    HIGH                     LOW
           -------------                    ----                     ---

           1997

           Fourth Quarter                   $ 4 7/16                 $ 2 5/32

           1998

           First Quarter                    $ 3 1/2                  $ 2 1/32
           Second Quarter                   $ 3 3/4                  $ 2 1/2
           Third Quarter                    $ 3 1/4                  $ 1 1/5
           Fourth Quarter                   $ 1 15/16                $ 1 1/4


           1999

           First Quarter                    $ 2 31/32                $ 1 11/16
           Second Quarter                   $ 3 15/16                $ 2 3/8
           Third Quarter                    $ 4 13/16                $ 2 9/16

HOLDERS

         As of November 30, 1999, there were approximately 3,700 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock since its incorporation, and does not anticipate that it will do so in the foreseeable future. The Company has entered into bank credit agreements that preclude the payment of dividends without the prior consent of the parties to such agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing." Regardless of any such restrictions in its bank credit agreements, the present policy of the Company is to retain earnings to provide funds for the expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

         In September 1999, the Company elected to change its fiscal year to have 52 weeks of seven days each, beginning on Monday and ending on Sunday, with each fiscal quarter comprised of exactly 13 weeks. As a result of this change, the Company's fiscal year ended on October 3, 1999 rather than September 30, 1999. In September 1998, the Company elected to change its fiscal year-end from December 31 to September 30, effective September 30, 1998.

         The following table sets forth selected financial data for the Company for the year ended October 3, 1999, the nine month fiscal period ended September 30 1998, the nine months ended September 30, 1997, and for the fiscal years ended December 31, 1997, 1996, and 1995. This information has been derived from the Company's audited consolidated financial statements, unless otherwise stated. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

(Dollars in thousands, except per share amounts)

                                   Year Ended       Nine Months Ended
                                    October 3         September 30                 Years Ended December 31,
                                 --------------  ----------------------    ---------------------------------------

                                      1999         1998         1997          1997           1996          1995
                                    --------     ---------    ---------    ---------      ---------      ---------
                                                             (Unaudited)
Net revenues                       $  12,922    $    9,562   $    9,006   $   12,519     $   12,525     $   16,611

Research and
development expenses               $   1,437    $      959   $    1,148   $    1,406     $    1,450     $    1,451

Net income (loss)                  $     601    $   (6,334)  $     (407)  $     (399)    $      122     $    1,384

Basic income (loss)
per common share                   $    0.09    $    (1.03)  $    (0.06)  $    (0.07)    $     0.02     $     0.26

Weighted average
common shares
outstanding (thousands)                6,635         6,178        6,336        6,122          6,041          5,420

Working capital                    $  12,071    $    9,630   $   16,282   $   15,184     $   16,641     $   17,148

Property and
equipment (net)                    $   3,702    $    4,935   $    4,781   $    5,110     $    4,204     $    2,410

Total assets                       $  21,341    $   23,599   $   20,727   $   27,493     $   26,500     $   23,366

Long-term liabilities              $     183    $      392   $    1,164   $    1,125     $    1,206     $      391

Shareholders' equity               $  16,093    $   15,143   $   20,719   $   20,727     $   21,126     $   20,711

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

         Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

         Historically, the Company has been one of the smallest publicly traded semiconductor manufacturers. Following its formation, the Company initially developed plug-compatible second source products that were form, fit, and function compatible with products offered by other manufacturers. Beginning in 1996, the Company began identifying unique, proprietary products driven by its existing customer base. While this transition to proprietary products required the Company to access advanced design automation tools and to sharply increase the number of people involved in product development, it enables the Company to limit its distribution channels and the costs of those channels, and to compete in markets with pricing and delivery demands that are not as highly competitive as the markets for second source products.

         The Company focus on proprietary products continues. The Company introduced a number of such products in 1997, following its transition to that focus. In fiscal 1998, the Company developed newer products that were designed-in (incorporated) into end system level products in the HDTV market. In fiscal 1999, the Company increased its efforts to develop chips for use in wireless digital communications. The Company presently derives its revenues primarily from the sale of semiconductor chips that perform high-speed DSP in video image filtering and digital communications applications.

         The Company's continued and increased focus on proprietary products had a dramatic impact on the Company's financial results in fiscal 1998, when the Company recorded significant write-downs of inventory and long-lived assets and incurred severance costs as it recognized the obsolescence of its more mature, second source products. In fiscal 1999, the Company recognized fewer revenues from the HDTV market than it anticipated because the ramp up in high definition broadcasting was slower than independent market research had suggested would occur. In addition, sales of the Company's existing products were adversely impacted as broadcasters delayed planned incremental upgrades of facilities that would have become obsolete as a result of the transition to television broadcasting from analog to digital. The Company believes that the transition to digital broadcasting will expand opportunities in the future for its newer products that facilitate the processing of studio quality broadcast images.

         Notwithstanding the impact of the transition in the broadcasting industry, the Company enjoyed improvements in balance sheet liquidity, reduced indebtedness, and greatly improved cash flow. This improved financial performance resulted from the Company's fiscal 1998 restructuring and from its aggressive expense controls and capital expenditure limitations in 1999.

         The Company's financial reporting is affected by fiscal year changes made in fiscal 1999 and 1998. In 1999, the Company elected to change its fiscal year from a date-certain September 30 year-end to a fiscal year comprised of 52 weeks, each comprised of seven days, beginning Monday and ending on Sunday. This change resulted in the Company's 1999 fiscal year ending on October 3, 1999 rather than on September 30. The Company's 1999 fiscal year is therefore comprised of 368 days, instead of 365. In 1998, the Company changed its fiscal year-end to September 30 from December 31. As a result, the Company reported financial results for a nine-month period in 1998, rather than a 12-month period. Unless otherwise noted, all references to 1998, fiscal period 1998 or fiscal 1998 mean such nine-month period.

RESULTS OF OPERATIONS

Fiscal Year Ended October 3, 1999 compared to the Nine-Month Fiscal Period Ended
           September 30, 1998

         Net revenues for the fiscal year ended October 3, 1999 were $12,921,600, up 35 percent from the $9,562,700 recorded in the nine-month fiscal period ended September 30, 1998. The increase is due to the three additional months in the full 12-month fiscal year in 1999.

         Cost of revenues decreased from $7,252,100 in the nine-month period ended September 30, 1998 to $6,533,400 in the fiscal year ended October 3, 1999. The gross margin increased from a loss of $(1,861,800) for the nine-month period in 1998 to $6,388,100 in 1999, due to the decrease in cost of goods sold in fiscal 1999 and a restructuring charge in fiscal 1998. Gross margin as a percentage of sales increased from (19) percent in fiscal 1998 to 49 percent in fiscal 1999. This increase in gross profit dollars and in gross profit margin on revenue from product sales in fiscal 1999 was due to improved margins and lower costs resulting from the restructuring actions the Company took at the end of fiscal 1998, and from the effect of inventory write downs adversely impacting margins and costs in fiscal 1998.

         Research and development expenses were $1,437,400 in the fiscal year ended October 3, 1999 compared to $959,500 in the nine-month fiscal period ended September 30, 1998. Research and development expenses as a percentage of net revenues increased from 10 percent in fiscal 1998 to 11 percent in fiscal 1999. Research and development expenses increased in fiscal 1999 compared to fiscal 1998 as a result of increased engineering staffing and the three-month longer duration of fiscal 1999.

         Selling, general and administrative expenses increased 20 percent from $3,154,700 in the nine-month fiscal period ended September 30, 1998 to $3,799,400 in the fiscal year ended October 3, 1999. As a percentage of net revenues, selling, general and administrative expenses decreased from 33 percent in fiscal 1998 to 29 percent in fiscal 1999, due to the Company's increased efforts to control costs.

         For the fiscal year ended October 3, 1999, operating income increased to $1,151,400 from a loss of $(5,976,000) for the nine-month fiscal period ended September 30, 1998, due to the above-mentioned factors. As a percentage of net revenues, operating income increased from (62) percent in fiscal 1998 to 9 percent in fiscal 1999.

         Interest expense increased from $434,400 in fiscal 1998 to $571,600 for fiscal 1999, as a result of higher interest rates, created when the Company's lender increased its "prime rates" from which the Company's interest rates are derived, bank fees associated with the Company's credit facility that has been replaced and with the establishment of the Company's new credit facility, and an additional three months contained in the full 12-month fiscal year in 1999.

         As a result of the foregoing, net earnings increased from a loss of $(6,333,700) for the nine-month fiscal period ended September 30, 1998 to $600,600 for the fiscal year ended October 3, 1999.

Nine-Month Fiscal Period Ended September 30, 1998 compared to the Nine-Month
           Period Ended September 30, 1997

         Net revenues for the nine-month fiscal period ended September 30, 1998 were $9,562,700, up six percent from the $9,006,400 recorded in the nine-month period ended September 30, 1997.

         Cost of revenues increased from $5,730,000 in the nine-month period ended September 30, 1997 to $7,252,100 in the nine-month fiscal period ended September 30, 1998. Gross profit decreased from $3,276,400 for the nine-month period in 1997 to $(1,861,800) in fiscal 1998, due to this increase in cost of goods sold and due to the recording of certain one time charges associated with the Company's business plan reorganization. Gross profit margin as a percentage of sales decreased from 37% for the nine-month period in 1997 to negative 19 percent in fiscal 1998. This decrease in gross profit dollars and decrease in gross profit margin on revenue from product sales was due to the increase in cost of goods sold as well as higher inventory write downs in the 1998 period.

         Research and development expenses were $959,500 in the nine-month fiscal period ended September 30, 1998 versus $1,147,700 in the nine-month period ended September 30, 1997. Research and development expenses as a percentage of net revenues decreased from 13% for the nine-month period in 1997 to 10% in fiscal 1998. Research and development expenses decreased in fiscal 1998 compared to the 1997 period as a result of fewer mature product re-tooling charges for the period.

         Selling, general and administrative expenses increased 21% from $2,613,100 in the nine-month period ended September 30, 1997 to $3,154,700 in the nine-month fiscal period ended September 30, 1998. As a percentage of net revenues, selling, general and administrative expenses increased from 29% for the nine-month period in 1997 to 33% in fiscal 1998.

         For the nine-month fiscal period ended September 30, 1998, the operating loss increased 1724% to $(5,976,000) from $(406,600) for the nine month period ended September 30, 1997, due to the above-mentioned factors. As a percentage of net revenues, operating income decreased from negative 5% for the nine-month period in 1997 to negative 62% in fiscal 1998.

         Interest expense increased from $188,900 for the nine-month period in 1997 to $434,400 in fiscal 1998, as the Company's borrowing increased from $3,275,000 at September 30, 1997 to $5,350,000 at September 30, 1998.

         As a result of the foregoing, the net loss increased from a loss of $406,600 for the nine-month period ended September 30, 1997 to a loss of $6,333,700 for the nine-month fiscal period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         For the three fiscal periods ended October 3, 1999, September 30, 1998, and December 31, 1997, the Company's cash flow (after-tax net income (loss) plus non-cash items) has significantly exceeded its net earnings, due to significant non-cash charges for restructuring, depreciation, and inventory write-downs. This cash flow ($2,526,600 in fiscal 1999, $(467,300) in fiscal 1998, and $1,104,600 in fiscal 1997) and bank borrowings, as well as a private sale of Common Stock for an aggregate consideration of $750,000 in September 30, 1998, have served as the primary source of financing for the Company's working capital needs and for capital expenditures during these fiscal periods.

         During fiscal 1999, the Company's after-tax net cash flow (net earnings of $600,600 plus non-cash items of $1,926,000) along with a decrease in inventories of $697,300, was offset by growth in accounts receivable of $260,000. These items, along with other net cash flow items from operations, produced a total of $2,050,900 in net cash from operating activities. Capital expenditures and increases to other assets used $141,500 in cash. Bank borrowing and loans from two principal shareholders provided $943,300 in cash, and repayment of long-term capital lease obligations and bank borrowings used $3,106,900 in cash. The Company collected a $307,500 note receivable in May 1999. Net of such amounts resulted in an increase in cash and cash equivalents of $94,800 for the 1999 period.

         During fiscal 1998, the Company's after-tax net cash flow (net loss of $6,333,700 plus non-cash items of $5,866,400) along with increases in inventories of $436,500, decreases in accounts receivables of $2,228,400, and other net cash flow items from operations, used a total of $1,682,500 for operating activities. Capital expenditures and increases to other assets used $293,500 in cash. Bank borrowing provided $2,325,000 in cash, and repayment of long-term capital lease obligations and bank borrowings used $1,044,000 in cash. The Company also raised $750,000 in additional equity in September 1998. Net of such amounts resulted in an increase in cash and cash equivalents of $55,000 for the 1998 period.

         During 1997, the Company's after-tax cash earnings (net loss of $398,600 plus non-cash items of $1,503,200) along with a decrease in inventories of $1,529,800, were offset by growth in accounts receivable of $2,179,300. These items, along with other net cash flow items from operations, provided a total of $292,800 in net cash from operating activities. Capital equipment expenditures and increases to other assets used $1,740,100 in cash. Bank borrowing provided $2,325,000 in cash, and repayment of long-term capital lease obligations and bank borrowings used $1,460,700 in cash. Net of such amounts resulted in a decrease in cash and cash equivalents of $583,000 for the 1997 period.

         The Company has addressed its requirements for working capital by reducing expenditures, accelerating accounts receivable collections, and by shifting its focus to higher margin products. The Company believes that these actions combined with anticipated after-tax cash earnings, and reductions in the levels of inventories as well as the financing available under its existing bank lines of credit, will be sufficient to support its working capital and capital expenditure requirements for the next 12 months.

Working Capital

         The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained high levels of inventories and accounts receivable in order to be responsive to its customer base. As it continues to shift from more competitive second source products to proprietary sole source products, the Company believes it will be able to streamline its inventories. It also intends to shorten its accounts receivable collection cycle by re-focusing on direct sales to customers rather than through distribution channels.

         The Company relies on third party suppliers for its raw materials, particularly its processed wafers, for which there is currently one supplier, and as a result, maintains substantial inventory levels to protect against disruption in supplies. In the past, the Company has experienced disruptions in obtaining wafers from its suppliers. As the Company continues to shift towards higher margin proprietary products, it expects to be able to reduce inventory levels by streamlining its product offerings.

         The Company's accounts receivable level is generally correlated to the Company's previous quarter revenue level. Because of customer order scheduling, up to 80% of the quarterly revenues are often shipped in the last month of the quarter. Therefore, a large portion of the quarterly shipments reflected in quarter-end accounts receivable are not yet due per the Company's net 30-day terms. This, combined with the fact that the Company's distributors (which made up 64% of the Company's 1999 revenues) often pay beyond the Company's terms, often results in quarter-end accounts receivable balances being at their highest point for the period. The Company expects to be able to reduce accounts receivable levels through its shift in sales focus toward direct customer sales rather than the past broad channel management sales activities it has required to support its second source products.

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

Financing

         On July 27, 1999, the Company replaced its previous revolving line of credit with two new lines of credit from Silicon Valley Bank, with an aggregate availability of up to $4,000,000. A domestic line of credit bears interest at the bank's prime rate (8.25% at October 3, 1999) plus 0.50%, which is 50 basis points less than the rate borne under the Company's previous facility. The line of credit requires the Company to maintain a minimum quick ratio of not less than 0.80 to 1.00 for the final quarter of fiscal 1999 and a ratio of 1.00 to
1.00 for the quarter ended December 31, 1999 and thereafter, and profitability on a quarterly basis. Borrowings under the domestic line are subject to the limits of eligible domestic accounts receivable, and is secured by all of the assets of the Company. The second line of credit bears interest at the bank's prime rate plus 0.25%, and is secured by certain of the Company's inventory, accounts receivable, and related proceeds, and is guaranteed in part by a federal agency. This facility has other terms similar to the Company's first line of credit facility. Both credit facilities mature July 26, 2000. On October 3, 1999, the Company had an aggregate of $3,490,000 outstanding under these facilities.

         Under the terms of its line of credit facilities, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future and anticipates reinvesting its cash flow in operations.

         On February 15, 1995, the non-employee directors of the Company were granted warrants to purchase an aggregate of 220,000 shares of Common Stock. The grants were ratified by shareholders of the Company at the Company's 1996 annual meeting of shareholders held June 13, 1996. The warrants currently have an exercise price of $1.46875 per share and expire on February 15, 2000. Of these warrants, 120,000 were exercised in 1996, at the original exercise price of $2.5625, by two of the non-employee directors through loans made to them from the Company. The loans matured July 1998 and accrued interest at the reference rate plus 2.00%. The non-employee director loans were extended for a one-year period ending July 1999. As part of the loan extension agreement, the terms of the loans were changed to increase the interest rate by 2.00% and to require the lenders to sell their shares consistent with existing market conditions and repay their loans at any time when the offer price for the underlying shares reached $3.25. These loans were repaid in June 1999.

         On September 30, 1998, the Company sold 510,638 newly issued shares of Common Stock for $1.46875 per share or $750,000 in the aggregate in equal amounts to William J. Volz, President and a director of the Company, and BRT Partnership. BRT Partnership is a partnership, whose sole partners are 25 individual trusts, commonly known as the Bea Ritch Trusts, the beneficiaries of which are family members of Burton W. Kanter, a director of the Company, though Mr. Kanter is not a beneficiary. The per share sale price equals the closing price for the Company's Common Stock on September 17, 1998, the date on which the parties entered into an agreement to effect such sale. The Company agreed to register these shares upon request of the purchasers.

         As discussed in the Company's Form 10-Q for the quarter ended March 31, 1999, the Company borrowed, in addition to its bank borrowings, an aggregate principal amount of $250,000 on February 24, 1999. The loans are unsecured and bear interest to maturity at the rate which is the reference rate or equivalent rate of interest quoted, published, or announced by Sanwa Bank, plus 2.00%. The loans had an original maturity of March 31, 1999, but the holders of the loans successively extended the maturity dates through November 30, 1999 and December 31, 1999. The loan extended through November 30, 1999, for $150,000, was paid on that date. The loan extended through December 31, 1999, for $100,000, was paid on December 28, 1999.

         While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide an adequate base of liquidity to fund operations and meet the capital needs to support the Company's operations.

YEAR 2000 COMPLIANCE

         The year 2000 creates the potential for date-related data to cause computer processing errors or system shut-downs because computer-controlled systems have historically used two rather than four digits to define years. For example, computer programs that contain time data sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. The miscalculations and systems failures that may be caused by such date misrecognition could disrupt the operations of the Company. Since the risk relates to computer-controlled systems, the Year 2000 issue affects computer software, computer hardware, and any other equipment with embedded technology that involves date sensitive functions. The Company has determined to assess the scope of its Year 2000 problems, to remediate the problem, and to plan for the contingency of remediation failure separately for each of its internal computer software programs, its computer hardware, its machinery that includes embedded computer technology, its suppliers, and its products.

         As a result of its assessment, the Company has determined that none of its products have date sensitive functions and, accordingly, that no products will require modification or replacement.

         The Company believes that it has identified all of its computer software programs, computer hardware, and machinery with imbedded computer technology. This assessment was eased by the small amount of computers and other machinery that the Company possesses relative to the size of its operations, since production and assembly of its products is outsourced.

         The Company also believes it has determined the extent to which its customers and suppliers may be impacted by Year 2000 computer processing problems. This assessment was slower than the Company's other Year 2000 assessment efforts since it necessarily involves obtaining information from third parties, and the Company's suppliers are foreign operations which may have local customs or attitudes regarding disclosure that differ from those in the United States. Because the Company relies on third parties to manufacture its chips and assemble its products, the Company's production may be slowed or other of its operations may be adversely impacted by the Year 2000 problems of its suppliers. However, the Company has received written assurances from all of its critical suppliers, including the silicon foundry supplying the Company with silicon wafers, that they are Year 2000 compliant. The Company does not believe it has any technological interfaces with customers that will be affected by the Year 2000 issue.

         The Company completed remediation of its computer hardware, internal computer software programs, and equipment with imbedded technology in March 1998. Through December 28, 1999, the Company has spent approximately $50,000 modifying or replacing its internal computer software programs, its computer hardware, and machinery with embedded computer technology, primarily to upgrade software and to modify maintenance agreements. Since it believes remediation of such systems has been completed, the Company does not expect to expend any material amounts on such remediation in the future. However, if the Company has failed to properly assess any of the Year 2000 problems or failed to fully remedy any identified Year 2000 problems of its computer hardware, computer software programs, or machinery with embedded technology, the Company may be forced to spend more than anticipated on such remediation in the future.

         Until we are comfortably past the Year 2000 New Year, the Company will not be able to reasonably estimate any further costs of eliminating problems caused by the Year 2000 problems of its suppliers, whether by investing in new technology or software to interface with these parties or by finding alternative sources of supply. On June 1, 1999, the Company began to shift production away from suppliers that had not demonstrated Year 2000 compliance to the Company's satisfaction, to the Company's current suppliers that are Year 2000 compliant. If such current suppliers are unable to satisfy increased production burdens, the Company expects to engage new suppliers that are Year 2000 compliant. There can be no assurance that the Company will be able to shift additional production to any of its current suppliers or to new suppliers without additional costs or at all. Shifts to new suppliers typically require capital outlays and increased time requirements for production, either of which may adversely affect the results of operations of the Company.

         Inasmuch as the Company has already begun its Year 2000 fiscal year, many of its internal systems have already begun to operate on Year 2000 dates. To date, there has been no incidence of Year 2000 errors or shutdowns. The Company has backlog from its customers, and purchase commitments with its suppliers that extend well into Year 2000. The systems that track and control these activities have handled Year 2000 dates without incident.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company conducts all of its transactions, including those with foreign suppliers and customers, in U.S. dollars. It is therefore not directly subject to the risks of foreign currency fluctuations and does not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Of course, demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to the Company may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of the Company's prices relative to the prices of its foreign competitors. The Company also does not hold any market risk sensitive instruments that are not considered cash under generally accepted accounting principles. The Company's credit facilities bear interest at rates determined from the prime rate of the Company's lender; therefore, changes in interest rates affect the amount of interest that the Company is required to pay thereunder.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:                                                    Page
Report of Independent Certified Public Accountants......................................20
Consolidated Balance Sheets, October 3, 1999 and September 30, 1998.....................21
Consolidated Statements of Operations, year ended
   October 3, 1999, nine months ended September 30, 1998,
   and year ended December 31, 1997.....................................................22
Consolidated Statements of Shareholders' Equity,
   year ended October 3, 1999, nine months ended September 30, 1998, and year ended December 31, 1997.....................................................23
Consolidated Statements of Cash Flows, year ended October 3, 1999, nine months ended September 30, 1998,
   and year ended December 31, 1997.....................................................24
Notes to Consolidated Financial Statements..............................................25

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts.........................................36

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Logic Devices Incorporated

We have audited the accompanying consolidated balance sheets of Logic Devices Incorporated as of October 3, 1999 and September 30, 1998, the related consolidated statements of operations, shareholders' equity, and cash flows, and the consolidated financial statement schedule for the year ended October 3, 1999 and for the nine months ended September 30, 1998. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements and schedule of Logic Devices Incorporated as of December 31, 1997 and for the year then ended, were audited by Meredith, Cardozo, Lanz & Chiu LLP, whose practice has been combined with our Firm and whose report dated March 2, 1998 expressed an unqualified opinion on these statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Logic Devices Incorporated as of October 3, 1999 and September 30, 1998, and the results of its operations and its cash flows for the year ended October 3, 1999 and for the nine months ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
----------------------
   BDO Seidman, LLP


San Jose, California
November 30, 1999


                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                October 3,       September 30,
                                                                                      1999                1998
--------------------------------------------------------------------------------------------------------------
Assets (Note 6)

Current
     Cash and cash equivalents                                              $      237,700      $      142,900
     Accounts receivable, net of allowance for doubtful
       accounts of $253,500 and $169,500 respectively
       (Notes 11 and 12)                                                         4,813,400           4,553,400
     Inventories (Notes 1, 2, 3 and 12)                                         11,838,300          12,535,600
     Prepaid expenses and other assets                                             178,900             372,100
     Income taxes receivable (Note 7)                                               68,000              90,000
                                                                             -------------       -------------

Total current assets                                                            17,136,300          17,694,000

Property and equipment, net (Notes 4 and 9)                                      3,702,000           4,935,500

Other assets (Note 8)                                                              502,400             969,400
                                                                             -------------       -------------

                                                                            $   21,340,700      $   23,598,900
                                                                             =============       =============


Liabilities and shareholders' equity

Current
     Bank borrowings (Note 6)                                               $    3,490,000      $    5,350,000
     Accounts payable                                                              718,200           1,585,400
     Accrued expenses (Note 2)                                                     388,700             565,700
     Notes payable, related party (Note 5)                                         250,000                   -
     Current portion, capital lease obligations (Notes 4 and 9)                    218,300             562,400
                                                                             -------------       -------------

Total current liabilities                                                        5,065,200           8,063,500

Capital lease obligations, less current portion (Notes 4 and 9)                    182,600             392,100
                                                                             -------------       -------------

Total liabilities                                                                5,247,800           8,455,600
                                                                             -------------       -------------

Commitments and contingencies (Notes 8 and 9)

Shareholders' equity (Notes 5 and 10)
     Preferred stock, no par value; 1,000,000 shares
       authorized; 5,000 designated as Series A;
       0 shares issued and outstanding                                                   -                   -
     Common stock, no par value; 10,000,000 shares
       authorized; 6,650,488 and 6,632,388 shares
       issued and outstanding                                                   18,133,400          18,091,900
     Common stock subscribed                                                             -            (307,500)
     Accumulated deficit                                                        (2,040,500)         (2,641,100)
                                                                             -------------       -------------

Total shareholders' equity                                                      16,092,900          15,143,300
                                                                             -------------       -------------

                                                                            $   21,340,700      $   23,598,900
                                                                             =============       =============


          See accompanying notes to consolidated financial statements.


                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Nine Months
                                                              Year Ended                Ended           Year Ended
                                                              October 3,        September 30,         December 31,
                                                                    1999                 1998                 1997
-------------------------------------------------------------------------------------------------------------------
Net revenues (Note 11)                                 $      12,921,600    $       9,562,700    $      12,518,500

Cost of revenues (Notes 1, 2, and 8)                           6,533,400            7,252,100            7,933,100

Inventory write-down (Note 2)                                          -            4,172,400                    -
                                                        ----------------     ----------------     ----------------

Gross margin                                                   6,388,200           (1,861,800)           4,585,400
                                                        ----------------     ----------------     ----------------

Operating expenses:
     Research and development                                  1,437,400              959,500            1,405,600
     Selling, general and administrative                       3,799,400            3,154,700            3,507,500
                                                        ----------------     ----------------     ----------------

Total operating expenses                                       5,236,800            4,114,200            4,913,100
                                                        ----------------     ----------------     ----------------

Income (loss) from operations                                  1,151,400           (5,976,000)            (327,700)
                                                        ----------------     ----------------     ----------------

Other (income) expense:
     Interest expense                                            571,600              434,400              439,700
     Interest income                                                (400)                (100)              (4,900)
     Interest income on shareholder notes                              -              (50,700)                   -
     Other                                                       (40,400)              18,800              (12,200)
                                                        ----------------     ----------------     ----------------

Total other expense                                              530,800              402,400              422,600
                                                        ----------------     ----------------     ----------------

Income (loss) before provision for
     income taxes                                                620,600           (6,378,400)            (750,300)

Provision (benefit) for income taxes (Note 7)                     20,000              (44,700)            (351,700)
                                                        ----------------     ----------------     ----------------

Net income (loss)                                      $         600,600    $      (6,333,700)   $        (398,600)
                                                        ================     ================     ================

Basic and diluted income (loss) per share              $            0.09    $           (1.03)   $           (0.07)
                                                        ================     ================     ================

Weighted average common
     shares outstanding                                        6,635,427            6,178,458            6,121,750
                                                        ================     ================     ================

          See accompanying notes to consolidated financial statements.


                           LOGIC DEVICES INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                          Retained
                                                        Common Stock                    Common            Earnings
                                               -----------------------------             Stock        (Accumulated
                                                     Shares           Amount        Subscribed             Deficit)           Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                       6,121,750   $   17,341,900    $     (307,500)  $       4,091,200   $   21,125,600

Net loss                                                  -                -                 -            (398,600)        (398,600)
                                               ------------    -------------     -------------    ----------------    -------------

Balances, December 31, 1997                       6,121,750       17,341,900          (307,500)          3,692,600       20,727,000

Sales of common stock (Note 5)                      510,638          750,000                 -                   -          750,000

Net loss                                                  -                -                 -          (6,333,700)      (6,333,700)
                                               ------------    -------------     -------------    ----------------    -------------

Balances, September 30, 1998                      6,632,388       18,091,900          (307,500)         (2,641,100)      15,143,300

Issuance of common stock on
     exercise of stock options (Note 10)             18,100           41,500                 -                   -           41,500

Proceeds from common stock
     subscribed (Note 5)                                  -                -           307,500                   -          307,500

Net income                                                -                -                 -             600,600          600,600
                                               ------------    -------------     -------------    ----------------    -------------

Balances, October 3, 1999                         6,650,488   $   18,133,400    $            -   $      (2,040,500)  $   16,092,900
                                               ============    =============     =============    ================    =============


          See accompanying notes to consolidated financial statements.


                           LOGIC DEVICES INCORPORATED

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 13)

                                                                                          Nine Months
                                                                       Year Ended               Ended           Year Ended
                                                                       October 3,       September 30,         December 31,
                                                                             1999                1998                 1997
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                          $         600,600    $     (6,333,700)    $       (398,600)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
           Depreciation and amortization                                1,842,000           1,494,100            1,438,400
           Gain on disposal of capital equipment                                -              (2,500)                   -
           Allowance for doubtful accounts                                 84,000                   -             (234,200)
           Deferred income taxes                                                -             202,400              299,000
           Inventory write-down                                                 -           4,172,400                    -
           Changes in assets and liabilities:
                Accounts receivable                                      (344,000)          2,228,400           (2,179,300)
                Inventories                                               697,300          (4,608,900)           1,529,800
                Prepaid expenses and other assets                         193,200              39,900             (281,400)
                Income taxes receivable                                    22,000             432,000              267,800
                Accounts payable                                         (867,200)            574,000              (63,200)
                Accrued expenses                                         (177,000)            119,400              (85,500)
                                                                 ----------------     ---------------      ---------------

Net cash provided by (used in) operating activities                     2,050,900          (1,682,500)             292,800
                                                                 ----------------     ---------------      ---------------

Cash flows from investing activities:
     Capital expenditures                                                (430,200)           (924,800)          (1,522,700)
     Proceeds from sale of capital equipment                                    -               2,500                    -
     Other assets                                                         288,700             628,800             (217,400)
                                                                 ----------------     ---------------      ---------------

Net cash used in investing activities                                    (141,500)           (293,500)          (1,740,100)
                                                                 ----------------     ---------------      ---------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                41,500             750,000                    -
     Receipt of common stock subscription receivable                      307,500                   -                    -
     Proceeds from bank borrowings                                        693,300           2,325,000            2,325,000
     Repayments of bank borrowings                                     (2,553,300)           (500,000)            (800,000)
     Proceeds from notes payable, related party                           250,000                   -                    -
     Payments of capital lease obligations                               (553,600)           (544,000)            (660,700)
                                                                 ----------------     ---------------      ---------------

Net cash (used in) provided by financing activities                    (1,814,600)          2,031,000              864,300
                                                                 ----------------     ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                       94,800              55,000             (583,000)

Cash and cash equivalents, beginning of period                            142,900              87,900              670,900
                                                                 ----------------     ---------------      ---------------

Cash and cash equivalents, end of period                        $         237,700    $        142,900     $         87,900
                                                                 ================     ===============      ===============


          See accompanying notes to consolidated financial statements.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF ACCOUNTING POLICIES

     The Company

     Logic Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company's products include high speed digital signal processing chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     Change in Fiscal Year

     In 1998, the Company changed its reporting period from a calendar year ending December 31 to a fiscal year ending September 30.

     Effective September 16, 1999, the Company adopted a fiscal year consisting of 52 weeks of seven days, ending on Sundays. As a result of this change, the Company's current fiscal year ended on October 3, 1999.

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

     Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or net realizable value (Notes 2, 3 and 12).

     Property and Equipment

     Property and equipment are stated at cost. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements and assets held under capital lease are amortized on a straight-line basis over the shorter of the lease terms or the estimated lives of the assets. Certain tooling costs are capitalized by the Company and are amortized on a straight-line basis over the shorter of the related product life cycle or five years.

                           LOGIC DEVICES INCORPORATED

     Costs in Excess of Fair Value of Net Assets Acquired

     The Company amortizes costs in excess of the fair value of net assets acquired on a straight-line basis, over ten years.

     Capitalized Software Costs

     Internal test computer software development costs incurred subsequent to the determination of its technical feasibility are capitalized. The capitalized software costs are amortized on a straight-line basis over the shorter of the related expected product life cycle or five years.

     Revenue Recognition

     Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time.

     Advertising Costs

     The cost of advertising is expensed as incurred. Advertising costs were insignificant in 1999, 1998 and 1997.

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     Earnings Per Common Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, which was effective December 28, 1997. Conforming to SFAS No. 128, the Company changed its method of computing earnings per share and restated all prior periods included in the consolidated financial statements. Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. The impact of SFAS No. 128 was not significant for the prior years.

     For the year ended October 3, 1999, the nine months ended September 30, 1998 and the year ended December 31, 1997, options to purchase 1,011,400, 818,000 and 261,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

     Fair Value of Financial Instruments

     In estimating its fair value disclosures for financial instruments, the Company used the following methods and assumptions:

         Cash and Cash Equivalents

         The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates fair value.

                           LOGIC DEVICES INCORPORATED

         Short-term Debt

         The fair value of short-term debt approximates cost because of the short period of time to maturity.

         Long-term Debt

         The fair value of long-term debt is estimated based on current interest rates available to the Company for debt instruments with similar terms and remaining maturities.

     As of October 3, 1999 and September 30, 1998, the fair values of the Company's financial instruments approximate their historical carrying amounts.

     Long-Lived Assets

     The Company periodically reviews its long-lived assets and certain identifiable intangibles for impairment. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company writes the asset down to its net realizable value. In 1998, the Company reviewed certain long-term prepaid expenses and other assets, and determined that their value had been impaired as a result of outside industry factors. Accordingly, in 1998, the Company took a charge to earnings, included in the cost of revenues, for $693,600.

     Adoption of New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or
     (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities
     - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material impact on the Company's results of operations, financial position or cash flows.


2.   BUSINESS LINE RESTRUCTURING

     In September 1998, in connection with management's plan (the Plan) to pursue a proprietary product strategy in the High Definition Television
     (HDTV) market, reduce costs, and improve operating efficiencies, the Company recorded a write-down of inventory for $4,172,400, and accrued severance costs of $123,700, which are included in cost of revenues in the consolidated financial statements. The principal actions in the Plan involve the shift of the Company's product lines from "plug-compatible" integrated circuits to HDTV, the changing from an indirect (distributor channel) sales force to a direct marketing sales force, and consolidation of support infrastructure.

                           LOGIC DEVICES INCORPORATED

3.   INVENTORIES

     A summary of inventories follows:

                                                                                   October 3,        September 30,
                                                                                         1999                 1998
                                                                            -----------------    -----------------

         Raw materials                                                     $        3,618,800   $        2,599,900
         Work-in-process                                                            4,908,800            5,373,600
         Finished goods                                                             3,310,700            4,562,100
                                                                            -----------------    -----------------

                                                                           $       11,838,300   $       12,535,600
                                                                            =================    =================

4.       PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                                                   October 3,        September 30,
                                                                                         1999                 1998
                                                                            -----------------    -----------------

         Equipment                                                         $        5,699,600   $        9,851,300
         Tooling costs                                                              5,206,600            6,116,000
         Leasehold improvements                                                       225,200              225,200
                                                                            -----------------    -----------------
                                                                                   11,131,400           16,192,500

         Less accumulated depreciation and amortization                             7,429,400           11,257,000
                                                                           ------------------    -----------------

                                                                           $        3,702,000    $       4,935,500
                                                                            =================     ================

     Equipment under capital lease obligations aggregated $1,669,200 and $2,003,200 as of October 3, 1999 and September 30, 1998, with related accumulated amortization of $708,900 and $986,700, respectively.


5.   RELATED PARTY TRANSACTIONS

     During 1999, the Company received funds pursuant to two notes payable from principal shareholders aggregating $250,000. The notes bear interest at the bank's prime rate (8.25% at October 3, 1999) plus 2% and are due November 30, 1999 and December 31, 1999. The note due November 30, 1999, for $150,000, was paid on that date. The note due on December 31, 1999, was paid on December 28, 1999.

     During 1998, the Company sold a total of 510,638 shares of common stock to the President of the Company and a partnership consisting of trusts, beneficiaries of which are family members of one of the Company's directors, but not the director himself, for an aggregate price of $750,000.

     In 1995, the Company granted 220,000 warrants to three non-employee directors to purchase the Company's common stock. In 1996, 120,000 of these warrants were exercised at the original exercise price of $2.5625 via the issuance of two promissory notes originally maturing July 24, 1998, and bearing interest at a reference rate plus 2%. These notes were included in common stock subscribed in the accompanying consolidated financial statements.

                           LOGIC DEVICES INCORPORATED

     There was no warrant activity during 1999, 1998, and 1997. The remaining warrants for 100,000 shares are currently exercisable at $1.48675 and expire February 15, 2000.

     On September 30, 1998, the two notes were renegotiated to mature on the earlier of July 24, 1999 or upon sale of the shares purchased with the notes. As of June 4, 1999, these notes and all accrued interest were paid in full.


6.   BANK BORROWINGS

     The Company has two revolving lines of credit, aggregating $4,000,000, with a bank, which expire on July 26, 2000, bear interest at the bank's prime rate (8.25% at October 3, 1999) plus 0.5% and 0.25%, and are secured by certain assets of the Company. The lines of credit require the Company to maintain a minimum quick ratio and profitability over a specified interval of time. As of October 3, 1999, the Company was in compliance with these covenants.


7.   PROVISION FOR INCOME TAXES

     The provision for income taxes for the fiscal year ended October 3, 1999, the nine months ended September 30, 1998, and the year ended December 31, 1997, comprise:

                                                                 Current             Deferred                Total
                                                       -----------------    -----------------    -----------------
     1999

         Federal                                      $           18,000   $                -   $           18,000
         State                                                     2,000                    -                2,000
                                                       -----------------    -----------------    -----------------

                                                      $           20,000   $                -   $           20,000
                                                       =================    =================    =================


                                                                 Current             Deferred                Total
                                                       -----------------    -----------------    -----------------
     1998

         Federal                                      $         (240,900)  $           91,600   $         (149,300)
         State                                                    (6,200)             110,800              104,600
                                                       -----------------    -----------------    -----------------

                                                      $         (247,100)  $          202,400   $          (44,700)
                                                       =================    =================    =================


                                                                 Current             Deferred                Total
                                                       -----------------    -----------------    -----------------
     1997

         Federal                                      $         (650,700)  $          317,400   $        (333,300)
         State                                                         -              (18,400)            (18,400)
                                                       -----------------    -----------------    -----------------

                                                      $         (650,700)  $          299,000   $        (351,700)
                                                       =================    =================    ================

     Deferred income tax (benefits) expenses result from timing differences in the recognition of certain expenses and income items for tax and financial reporting purposes, as follows:

                           LOGIC DEVICES INCORPORATED


                                                                    1999                 1998                 1997
                                                       -----------------    -----------------    -----------------
         Distributor sales                            $           43,200   $          177,300   $         (160,100)
         Capitalized inventory                                    74,600               44,200              146,400
         Reserves not currently deductible                       (83,300)             (87,300)             160,200
         Depreciation                                            (80,700)            (417,900)             108,400
         Capitalized software                                    (59,200)              48,900               44,100
         Loss carryforward                                       168,800           (2,070,700)                   -
         Valuation allowance                                     (63,400)           2,507,900                    -
                                                       -----------------    -----------------    -----------------

                                                      $                -   $          202,400   $          299,000
                                                       =================    =================    =================

     The following summarizes the difference between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate of 34% in 1999, 1998, and 1997, to income (loss) before taxes:

                                                                    1999                 1998                 1997
                                                       -----------------    -----------------    -----------------
         Federal income tax at statutory rate         $          211,000   $       (2,168,600)  $         (255,100)
         Utilization of tax credits                                    -                    -              (81,300)
         State income taxes, net of federal
           tax benefit                                            36,200             (389,000)             (45,800)
         Other, net                                                    -                5,000               30,500
         Valuation allowance                                    (227,200)           2,507,900                    -
                                                       -----------------    -----------------    -----------------

                                                      $           20,000   $          (44,700)  $         (351,700)
                                                       =================    =================    =================

     Deferred tax assets comprise the following:

                                                              October 3,        September 30,         December 31,
                                                                    1999                 1998                 1997
                                                       -----------------    -----------------    -----------------
         Distributor sales                            $           20,000   $           63,200   $          240,500
         Capitalized inventory costs                             229,200              303,800              348,000
         Reserves not currently deductible                       439,100              355,800              268,500
         Depreciation                                            (97,300)            (178,000)            (595,900)
         Capitalized software costs                              (48,400)            (107,600)             (58,700)
         Loss carryforward                                     1,901,900            2,070,700                    -
                                                       -----------------    -----------------    -----------------
                                                               2,444,500            2,507,900              202,400

         Valuation allowance                                  (2,444,500)          (2,507,900)                   -
                                                       -----------------    -----------------    -----------------

         Net deferred tax asset                        $               -   $                -   $          202,400
                                                        ================    =================    =================


     The valuation allowance decreased $63,400 from 1998 to 1999. This was a result of a general reduction of reserves and net operating loss carryovers as reflected in the tax return.

                           LOGIC DEVICES INCORPORATED

     As of October 3, 1999, the Company has a net operating loss carryforward available for federal tax of $5,002,600 and state tax of $3,448,600, which expire through 2019.


8.   OTHER ASSETS

     A summary of other assets follows:

                                                                                   October 3,        September 30,
                                                                                         1999                 1998
                                                                            -----------------    -----------------

         Capitalized software, net of accumulated amortization
           of $2,070,500 and $1,922,900, respectively                      $          272,000   $          419,600
         Intangible assets, net of accumulated amortization
           of $137,800 and $107,100, respectively                                     171,700              202,300
         Deposits                                                                      58,700              347,500
                                                                            -----------------    -----------------

                                                                           $          502,400   $          969,400
                                                                            =================    =================


     In December 1995, the Company entered into a foundry capacity agreement (the Agreement) with Zentrium Mikroelecktronik Drespin (ZMD), a German limited liability company, to secure a long-term volume source of wafer production. Under the terms of the Agreement, the Company secured a non-cancelable purchase commitment for one year's production capacity of certain of its product with ZMD, at predetermined prices. The Agreement required a $792,000 prepayment for the year's purchases, and was renewable annually upon satisfaction of various provisions. In 1998, the Company extended its foundry capacity agreement with ZMD through March 1999. On September 30, 1998, the Company took a charge to earnings (Note 2) of $315,600 for the amount of the ZMD prepayment that would not be realized as a result of the Company's restructuring. As of October 3, 1999, the Company had a prepaid with ZMD in the amount of $44,000.


9.   COMMITMENTS

     The Company leases its facilities and certain equipment under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense related to these operating leases was $1,293,500, $1,049,500, and $1,163,100, for the fiscal year ended October 3, 1999, the nine months ended September 30, 1998, and the year ended December 31, 1997, respectively.

     A summary of future minimum lease payments under capitalized leases, together with the present value of such minimum lease payments and future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

                           LOGIC DEVICES INCORPORATED


                                                                                  Capitalized            Operating
                                                                                       Leases               Leases
                                                                            -----------------    -----------------
     Fiscal years ended:

         October 1, 2000                                                   $          251,100   $          544,000
         September 30, 2001                                                           130,900              372,100
         September 29, 2002                                                            48,800              369,900
         September 28, 2003                                                            12,500               63,400
                                                                            -----------------    -----------------

         Future minimum lease payments                                                443,300   $        1,349,400
                                                                                                 =================

         Less amounts representing interest (9.5% to 15.8%)                            42,400
                                                                            -----------------

         Present value of future minimum lease payments                               400,900

         Less current portion                                                         218,300
                                                                            -----------------
                                                                           $          182,600
                                                                            =================

10.  SHAREHOLDERS' EQUITY

     Stock Option Plan

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings
     (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model, with the following assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 0; expected volatility of 91, 111, and 139 percent; risk-free interest rates of 6.2, 4.4, and 8.5 percent; and expected lives of four years for all plan options.

     Under the accounting provisions of SFAS No. 123, the Company's net income
     (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                    1999                 1998                 1997
                                                       -----------------    -----------------    -----------------
     Net income (loss)

         As reported                                  $         600,600    $       (6,333,700)  $         (398,600)
                                                       ================     =================    =================

         Pro forma                                    $         283,300    $       (6,639,900)  $         (507,000)
                                                       ================     =================    =================

     Basic and diluted earnings (loss)
       per share

         As reported                                  $            0.09    $            (1.03)  $            (0.07)
                                                       ================     =================    =================

         Pro forma                                    $            0.04    $            (1.07)  $            (0.08)
                                                       ================     =================    =================

                           LOGIC DEVICES INCORPORATED

     A summary of the status of the Company's stock option plan as of October 3, 1999, September 30, 1998, and December 31, 1997, and changes during the fiscal periods then ended, is presented in the following table:

                                                              Options Outstanding
                           --------------------------------------------------------------------------------------------
                                 October 3, 1999                September 30, 1998             December 31, 1997
                           --------------------------      ---------------------------      --------------------------
                                            Wtd. Avg.                       Wtd. Avg.                        Wtd. Avg.
                             Shares         Ex. Price         Shares        Ex. Price         Shares         Ex. Price
                           -----------    -----------      -----------    -----------       -----------    -----------
     Beginning                 818,000   $      3.015          261,000   $      3.402            94,000   $      7.963
     Granted                   251,000   $      3.191          629,000   $      2.934           203,000   $      2.125
     Exercised                 (18,100)  $      2.290                -              -                 -              -
     Forfeited                 (39,500)  $      2.984          (72,000)  $      3.706           (36,000)  $      8.000
                           -----------                     -----------                      -----------

     Ending                  1,011,400   $      3.071          818,000   $      3.015           261,000   $      3.402
                           ===========    ===========      ===========    ===========       ===========    ===========

     Exercisable at
       year-end:               722,900                        175,400                           104,700
                           ===========                    ===========                       ===========

     Weighted average
       fair value of
       options granted
       during the period:                $      3.191                    $      2.934                     $      2.125
                                          ===========                     ===========                      ===========

     The following table summarizes information about stock options outstanding as of October 3, 1999:

                                          Options Outstanding
                              ---------------------------------------------
                                                 Wtd. Avg.
          Range of               Number          Remaining        Wtd. Avg.
          Exercise             Outstanding      Contractual       Exercise
           Prices              at 10/03/99         Life             Price
          --------             ------------     ------------     ----------

       $2.000 - 4.000               970,900      8.8 years      $     2.873
       $4.001 - 6.000                 2,000      0.6 years      $     4.250
       $6.001 - 8.000                38,500      6.3 years      $     8.000
                               ------------

                                  1,011,400                     $     3.071
                               ============                      ==========



                                  Options Exercisable
                              -------------------------------

          Range of                Number            Wtd. Avg.
          Exercise             Exercisable          Exercise
           Prices              at 10/03/99            Price
          --------            ------------         ----------

       $2.000 - 4.000              682,400        $     2.790
       $4.001 - 6.000                2,000        $     4.250
       $6.001 - 8.000               38,500        $     8.000
                              ------------

                                   722,900        $     3.071
                              ============         ==========


11.  MAJOR CUSTOMERS, MAJOR SUPPLIERS AND EXPORT SALES

     Major Customers and Suppliers

     For the fiscal year ended October 3, 1999, one customer accounted for approximately 35% of net revenues, with accounts receivable of $1,820,500 as of October 3, 1999. For the nine months ended September 30, 1998, three customers accounted for approximately 27%, 12%, and 12%, respectively, of net revenues, with accounts receivable of $434,600, $51,300, and $55,700 as of September 30, 1998, respectively. In 1997, two customers accounted for approximately 16% and 12%, respectively, of net revenues, with accounts receivable of $1,267,600 and $631,700, respectively.

     The Company had no suppliers that comprised 10% or more of its purchases in fiscal 1999, 1998, and 1997.

                           LOGIC DEVICES INCORPORATED

     Export Sales

     The Company had the following export sales:

                                     1999              1998              1997
                              -----------       -----------       -----------

         Western Europe      $  3,204,600      $  3,542,200      $  3,077,000
         Far East                 857,000           734,700           717,000
         Other                     96,400           226,800            80,300
                              -----------       -----------       -----------

                             $  4,158,600      $  4,503,700      $  3,874,300
                              ===========       ===========       ===========


12.  USE OF ESTIMATES AND CONCENTRATION OF CREDIT RISKS

     The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require the use of management estimates. These estimates are impacted, in part, by the following risks and uncertainties:

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution.

     A significant portion of the Company's accounts receivable have historically been derived from one major class of customer (distributors) with the remainder being spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to (1) the provision being made at the date of sale for returns and allowances, and (2) the diversity of its products, end-customers, and geographic sales areas. The Company performs credit evaluations of its customers' financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

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

13.  STATEMENTS OF CASH FLOWS

     The Company paid $557,600, $402,400, and $411,700 for interest in the fiscal year ended October 3, 1999, the nine months ended September 30, 1998, and the year ended December 31, 1997, respectively. The Company did not make any income tax payments during 1999, 1998, and 1997.

     Noncash investing and financing activities for the fiscal years ended September 30, 1998 and December 31, 1997, consisted of the acquisition of $134,700 and $675,800, respectively, of equipment under capital leases. There were no noncash investing and financing activities during fiscal 1999.

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

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a) The following documents are filed as part of this report:

             (1) The Company's Consolidated Financial Statements and Notes to
                 Consolidated Financial Statements appear at pages 20 to 34 of this report; see Index to Consolidated Financial Statements at page 19 of this report.

             (2) The Consolidated Financial Statement Schedule appears on page
                 36 of this report; see Index to Consolidated Financial Statements Schedule at page 19 of this report.

             (3) The Index to Exhibits appears at page 38 of this report.

         (b) Reports on Form 8-K: During the last quarter of fiscal 1999, the Company filed a Form 8-K for the change in fiscal year-end from a year ending with a date-certain September 30 to a year comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, effective for its fiscal year 1999.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Balance       Charged
                                              at          to costs       Charged                        Balance
                                           beginning        and          to other                      at end of
Description                                of period      expenses       accounts      Deductions        period
-----------                               ----------     -----------     ---------     ----------     -----------
1999

Allowance for:

   Doubtful accounts                     $  169,500     $     84,000    $        -    $         -    $   253,500

   Inventory reserve                     $  590,500     $  1,194,200    $        -    $         -    $ 1,784,200

   Sales returns                         $  149,100     $          -    $        -    $    99,100    $    50,000


1998

Allowance for:

   Doubtful accounts                     $ 169,500      $          -    $        -    $         -    $   169,500

   Inventory reserve                     $ 500,000      $     90,000    $        -    $         -    $   590,500

   Sales returns                         $ 200,500      $    234,000    $        -    $   285,400    $   149,100


1997

Allowance for:

   Doubtful accounts                     $ 403,700      $    950,000    $        -    $   715,800    $   169,500

   Inventory reserve                     $ 575,000      $  1,224,000    $        -    $ 1,299,000    $   500,000

   Sales returns                         $ 200,500      $     80,000    $        -    $    80,000    $   200,500

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Date: December 28, 1999                  By:   /s/ William J. Volz
                                             --------------------------------
                                               William J. Volz, President and
                                               Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                          Date
---------                      -----                          ----

  /s/ William J. Volz          President                      December 28, 1999
--------------------------     (Principal Executive
    William J. Volz            Officer)


  /s/ Kimiko Lauris            Chief Financial Officer        December 28, 1999
--------------------------     (Principal Financial and
    Kimiko Lauris              Accounting Officer)


  /s/ Howard L. Farkas         Chairman of the Board          December 28, 1999
--------------------------     of Directors
    Howard L. Farkas


  /s/ Burton W. Kanter         Director                       December 28, 1999
--------------------------
    Burton W. Kanter


  /s/ Albert Morrison, Jr.     Director                       December 28, 1999
--------------------------
    Albert Morrison, Jr.


  /s/ Bruce B. Lusignan        Director                       December 28, 1999
--------------------------
    Bruce B. Lusignan


  /s/ Frederic J. Harris       Director                       December 28, 1999
--------------------------
    Frederic J. Harris

                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------

3.1        Articles of Incorporation, as amended. [3.1] (1)
3.2        Bylaws, as amended. [3.2] (1)
10.1 Form of Warrant to purchase an aggregate of 220,000 shares of Common Stock. [10.23] (2)
10.2 Real Estate lease regarding Registrant's Sunnyvale facilities. [10.1] (3)
10.3 Assignment of Warrant to purchase an aggregate of 100,000 shares of Common Stock. [10.11] (3)
10.4       Logic Devices Incorporated 1996 Stock Incentive Plan. [99.1] (4)
10.5       Logic Devices Incorporated 1998 Director Stock Incentive
           Plan. [10.1] (5)
10.6 Stock Purchase Agreement dated as of September 17, 1998 between William J. Volz, BRT Partnership and Registrant. [10.18] (6)
10.7 Registration Rights Agreement dated September 30, 1998 between William J. Volz, BRT Partnership and Registrant. [10.19] (6)
10.8       Note payable to William J. Volz. [10.1] (7)
10.9       Note payable to The Holding Company [10.2] (7)
10.10      Extension to Notes payable (exhibits 10.8 and 10.9) [10.3] (7)
10.11      Extension to Notes payable (exhibits 10.8 and 10.9) [10.1] (8)
10.12      Extension to Note payable (exhibit 10.9).
10.13      Extension to Note payable (exhibit 10.8).
23.1       Consent letter of BDO Seidman, LLP and Meredith, Cardozo,
           Lanz & Chiu LLP.
27.1       Financial Data Schedule.

----------
[ ] Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1) Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2)  Annual Report on Form 10-K for the
     fiscal year ended December 31, 1995, as filed with the SEC on April 12, 1996.
(3) Registration Statement of Form S-3, as filed with the SEC on November 21, 1996 [Registration No. 333-16591].
(4)  Registration Statement on Form S-8, as
     filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(5) Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.
(6) Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.
(7) Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as filed with the SEC on April 30, 1999.
(8) Quarterly Report on Form 10-K for the quarter ended June 30, 1999, as filed with the SEC on August 11, 1999.