Form 10-Q
period 2000-01-02
LOGIC DEVICES INC
filed 2000-01-20
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 JANUARY 2, 2000

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

                                 (408) 542-5400
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On January 20, 2000, 6,650,488 shares of Common Stock, without par value, were issued and outstanding.

                           LOGIC DEVICES INCORPORATED

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Part I. - Financial Information

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of January 2, 2000
              and October 3, 1999                                                                           3

         Consolidated Statements of Income for the three months
              ended January 2, 2000 and December 31, 1998                                                   4

         Consolidated Statements of Cash Flows for the three months
              ended January 2, 2000 and December 31, 1998                                                   5

         Notes to Consolidated Financial Statements                                                         6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                 8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   12

Part II. - Other Information                                                                               13

     Item 6.  Exhibits and Reports on Form 8-K                                                             13

         Signatures                                                                                        14

         Exhibit 27                                                                                        16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                         January 2,                 October 3,
                                                                            2000                       1999
                                                                      -----------------         ------------------
                                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $          976,500         $          237,700
     Accounts receivable, net of allowance                                    3,141,700                  4,813,400
     Inventories                                                             12,052,000                 11,838,300
     Prepaid expenses and other assets                                          204,200                    178,900
     Income taxes receivable                                                          -                     68,000
                                                                      -----------------         ------------------
         Total current assets                                                16,374,400                 17,136,300

Property and equipment, net                                                   3,490,400                  3,702,000
Other assets                                                                    426,000                    502,400
                                                                      -----------------         ------------------
                                                                     $       20,290,800        $        21,340,700
                                                                      =================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank borrowings                                                 $        2,667,300        $         3,490,000
     Accounts payable                                                           665,000                    718,200
     Accrued expenses                                                           413,800                    388,700
     Notes payable, related party                                                     -                    250,000
     Income taxes payable                                                        21,800                          -
     Current portion, capital lease obligations                                 213,000                    218,300
                                                                      -----------------         ------------------
         Total current liabilities                                            3,980,900                  5,065,200

Capital lease obligations, net of current portion                               128,900                    182,600
                                                                      -----------------         ------------------
         Total liabilities                                                    4,109,800                  5,247,800
                                                                      -----------------         ------------------

Shareholders' equity:
     Common stock                                                            18,133,400                 18,133,400
     Accumulated deficit                                                     (1,952,400)                (2,040,500)
                                                                      -----------------         ------------------
         Total shareholders' equity                                          16,181,000                 16,092,900
                                                                      -----------------         ------------------
                                                                     $       20,290,800       $         21,340,700
                                                                      =================        ===================


                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

            Three months ended January 2, 2000 and December 31, 1998

                                   (unaudited)


                                                                            2000                       1998
                                                                      -----------------         ------------------

Net revenues                                                         $        3,009,800        $         3,070,900

Cost of revenues                                                              1,453,000                  1,680,300
                                                                      -----------------         ------------------

              Gross margin                                                    1,556,800                  1,390,600
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   428,900                    369,100
     Selling, general and administrative                                        962,200                    884,000
                                                                      -----------------         ------------------
         Total operating expenses                                             1,391,100                  1,253,100
                                                                      -----------------         ------------------

              Income from operations                                            165,700                    137,500

Other expense, net                                                               76,900                    130,000
                                                                      -----------------         ------------------

              Income before income taxes                                         88,800                      7,500

Income tax provision                                                                800                        800
                                                                      -----------------         ------------------

              Net income                                             $           88,000        $             6,700
                                                                      =================         ==================

Basic and diluted income per common share                            $             0.01        $              0.00
                                                                      =================         ==================

Weighted average common shares outstanding                           $        6,650,488        $         6,632,388
                                                                      =================         ==================


                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            Three months ended January 2, 2000 and December 31, 1998

                                   (unaudited)


                                                                                     2000                       1998
                                                                              -----------------          -----------------

Cash flows from operating activities:
     Net income                                                              $           88,000           $          6,700
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                  379,000                    464,000
         Change in operating assets and liabilities:
              Accounts receivable, net                                                1,671,700                  1,093,000
              Inventories                                                              (213,700)                   308,200
              Prepaid expenses and other assets                                         (25,300)                   (58,400)
              Income taxes receivable                                                    68,000                          -
              Accounts payable                                                          (53,200)                  (580,400)
              Accrued expenses                                                           25,100                    (88,000)
              Income taxes payable                                                       21,800                          -
                                                                              -----------------          -----------------
                  Net cash provided by operating activities                           1,961,400                  1,145,100
                                                                              -----------------          -----------------

Cash flows from investing activities:
     Capital expenditures                                                              (122,800)                   (18,600)
     Decrease in other assets                                                            31,900                     27,900
                                                                              -----------------          -----------------
                  Net cash (used in) provided by investing activities                   (90,900)                     9,300
                                                                              -----------------          -----------------

Cash flows from financing activities:
     Bank borrowing, net                                                               (822,700)                (1,100,000)
     Repayment of capital lease obligations                                             (59,000)                  (179,000)
     Repayment of notes payable, related party                                         (250,000)                         -
                                                                              -----------------          -----------------
                  Net cash used in financing activities                              (1,131,700)                (1,279,000)
                                                                              -----------------          -----------------

Net increase (decrease) in cash and cash equivalents                                    738,800                   (124,600)

Cash and cash equivalents, beginning of period                                          237,700                    142,900
                                                                              -----------------          -----------------

Cash and cash equivalents, end of period                                     $          976,500         $           18,300
                                                                              =================          =================

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


(A)    BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated.

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with generally accepted accounting principles. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal year ended October 3, 1999 and the nine months ended September 30, 1998, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended January 2, 2000 are not necessarily indicative of the results to be expected for the full year.

(B)    INVENTORIES

       A summary of inventories follows:

                                      January 2,                 October 3,
                                         2000                       1999
                                   -----------------         ------------------

           Raw materials          $        3,883,500        $         3,618,800
           Work-in-process                 5,612,500                  4,908,800
           Finished goods                  2,556,000                  3,310,700
                                   -----------------         ------------------
                                  $       12,052,000        $        11,838,300
                                   =================         ==================

       Based on forecasted fiscal year 2000 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


(C)    FINANCING

       On July 27, 1999, the Company obtained two new lines of credit from Silicon Valley Bank, with an aggregate availability of up to $4,000,000. A domestic line of credit bears interest at the bank's prime rate (8.50% at January 2, 2000) plus 0.50%, which is 50 basis points less than the rate borne under the Company's previous facility. The line of credit requires the Company to maintain a minimum quick ratio of not less than
       1.00 to 1.00 and profitability, on a quarterly basis. Borrowings under the domestic line are subject to the limits of eligible domestic accounts receivable and are secured by all of the assets of the Company. The second line of credit bears interest at the bank's prime rate plus 0.25%, and is secured by certain of the Company's inventory, accounts receivable, and related proceeds, and is guaranteed in part by a federal agency. This facility has other terms similar to the Company's first line of credit facility. Both credit facilities mature July 26, 2000. On January 2, 2000, the Company had an aggregate of $2,667,300 outstanding under these facilities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some forward-looking statements are identified by words "believe," "expect," "anticipate," "project," and similar expressions. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" in the Annual Report on Form 10-K for the Company's fiscal year ended October 3, 1999 and elsewhere in Management's Discussion and Analysis of Financial Conditions and Results of Operations in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

         Net revenues of $3,009,800, for the three months ended January 2, 2000, remained consistent with the net revenues of $3,070,900, for the three months ended December 31, 1998, with a slight decrease of 2%.

Expenses

         Cost of revenues decreased 13% from $1,680,300 in the three months ended December 31, 1998 to $1,453,000 in the three months ended January 2, 2000. Gross profit increased by 12%, from $1,390,600 in the fiscal 1999 period to $1,556,800 in the fiscal 2000 period. As a percentage of net revenues, gross profit margin increased from 45% in the three months ended December 31, 1998 to 52% in the three months ended January 2, 2000. This improvement was the result of more sales of higher profit margin proprietary products.

         Research and development expense increased from $369,100 (12% of net revenues) in the fiscal 1999 period to $428,900 (14% of net revenues) in the fiscal 2000 period. The Company is continuing its efforts to develop new products. In fiscal 1998 and 1999, the Company invested heavily in new product development. The Company plans to continue its substantial investments in new product research and development throughout fiscal 2000.

         Selling, general and administrative expense increased from $884,000 (29% of net revenues) in the fiscal 1999 period to $962,200 (32% of net revenues) in the fiscal 2000 period.

         The Company had income from operations for the fiscal 2000 period of $165,800 versus income of $137,500 in fiscal 1999, due to the higher gross profit margin.

         For the 2000 period, the Company incurred $76,900 in other expense, consisting mainly of interest expense, versus other expense of $130,000 in the fiscal 1999 period. The decrease is mainly because the Company's existing line of credit facilities have lower interest rates and the principal balance under the current facilities is lower than the interest rate and the principal balance under the Company's previous credit facility.

         As a result of the foregoing, the Company enjoyed net income of $88,000 in the fiscal 2000 period versus net income of $6,700 in the fiscal 1999 period.

Liquidity and Capital Resources

Cash Flows

         For the three months ended January 2, 2000, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $467,000, consistent with the fiscal 1999 period after-tax cash earnings of $470,700. In the current three-month period, the Company generated substantial cash from operations, which allowed it to reduce its bank borrowings and other debt.

         During the fiscal 2000 period, after-tax cash earnings of $467,000, a decrease in accounts receivable of $1,671,700 and the receipt of a net income tax receivable of $68,000 funded decreases in inventories of $213,700 and accounts payable of $53,200, and increases in prepaid expenses of $25,300. This resulted in total net cash provided by operations of $1,961,400. The Company used these funds to reduce its bank debt by $822,700, to repay capital lease obligations of $59,000, and to repay two related party notes payable totaling $250,000.

         During the fiscal 1999 period, after-tax cash earnings of $470,700 plus decreases in cash and cash equivalents of $124,600, accounts receivable of $1,093,000 and inventories of $308,200 funded increases in prepaid expenses of $58,400 and decreases in accounts payable of $580,400 and accrued expenses of $88,000. This resulted in total net cash provided by operations of $1,145,100. The Company also used these funds to reduce its bank debt by $1,100,000 and to repay capital lease obligations of $179,000.

Working Capital

         The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained these high levels of inventories and accounts receivable.

         The Company relies on third party suppliers for raw materials and as a result maintains substantial inventory levels to protect against disruption in supplies. The Company has historically maintained inventory turnover of approximately 225 days to 365 days, since 1990. The low point in inventory levels came in 1992 and 1993, when the Company had supply disruptions from one of its major suppliers.

         The Company is continuing its shift in product offerings to higher margin proprietary products and reducing the total number of products that it offers. As this transition continues, the Company expects to improve it sales to inventory ratio.

         The Company provides reserves for product material that is over one year old, with no backlog or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. The Company has been actively attempting to reduce inventory levels over the past several quarters.

         The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to 80% of the quarterly revenues may be shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers (which made up 25% and 66% of the Company revenues in the first three months of fiscal 2000 and 1999, respectively), generally pay 90 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period. This has been consistent over prior periods. The Company is currently working to accelerate accounts receivable collections.

         Although current levels of inventory and accounts receivable impact the Company's liquidity, the Company believes that it is a cost of doing business given the Company's fabless operation. The Company has begun to make progress in reducing accounts receivable levels during the current fiscal year.

Financing

         The Company has two line of credit facilities from Silicon Valley Bank, with an aggregate availability of up to $4,000,000. A domestic line of credit bears interest at the bank's prime rate (8.50% at January 2, 2000) plus 0.50%. The line of credit requires the Company to maintain a minimum quick ratio of not less than 1.00 to 1.00 and profitability, on a quarterly basis. Borrowings under the domestic line are subject to the limits of eligible domestic accounts receivable and are secured by all of the assets of the Company. The second line of credit bears interest at the bank's prime rate plus 0.25%, and is secured by certain of the Company's inventory, accounts receivable, and related proceeds, and is guaranteed in part by a federal agency. This facility has other terms similar to the Company's first line of credit facility. Both credit facilities mature July 26, 2000. On January 2, 2000, the Company had an aggregate of $2,667,300 outstanding under these facilities.

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

         On February 24, 1999, the Company borrowed, in addition to its bank borrowings, an aggregate principal amount of $250,000 from The Holding Company and William J. Volz, President and a director of the Company. Burton W. Kanter, a director of the Company, is the President of The Holding Company, but has no beneficial interest therein, although certain members of Mr. Kanter's family do have beneficial interests through various trusts. These loans were repaid during the three months ended January 2, 2000.

         While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide a sufficient base of liquidity for funding operations and capital needs to support the Company's operations.

Year 2000 Compliance

         The year 2000 creates the potential for date-related data to cause computer-processing errors or system shutdowns because computer-controlled systems have historically used two digits rather than four to define years. For example, computer programs that contain date-sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. The miscalculations and systems failures that may be caused by such date misrecognition could disrupt the operations of the Company. Since the risk relates to computer-controlled systems, the Year 2000 issue affects computer software, computer hardware, and any other equipment with imbedded technology that involves date-sensitive functions.

         The Company completed its internal assessment and remediation at an aggregate cost of approximately $50,000 prior to October 4, 1999, the beginning of the Company's fiscal year 2000. The Company also received written assurances from all of its critical suppliers, including the silicon foundry supplying the Company with silicon wafers, that they are Year 2000 compliant prior to October 4, 1999. Furthermore, the Company shifted production away from suppliers that could not demonstrate Year 2000 compliance to the Company's satisfaction.

         The Company does not expect to expend any material amount following October 4, 1999 in connection with Year 2000 compliance, and has not expended any additional amounts as of January 20, 2000. In addition, the Company is not aware of any adverse impact of the year 2000 on any of its customers or suppliers. However, until comfortably past January 1, 2000, the Company will not be able to confidently assess whether there have been any adverse effects on any of its customers or suppliers, or be able to determine whether and how the impact of any such effects can be eliminated or minimized, whether by investing in new technology or software to interface with these parties or by finding alternative sources of supply.

         Inasmuch as the Company began its fiscal year 2000 on October 4, 1999, many of its internal systems have already begun to operate on year 2000 dates. To date, there has been no incidence of Year 2000 errors or shutdowns.

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

         (a) Exhibit 27 - Financial Data Schedule, which can be found on page 16 of this report.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Logic Devices Incorporated
                                               (Registrant)


Date:      January 20, 2000                    By   /s/  William J. Volz
         ------------------------                 ---------------------------
                                               William J. Volz
                                               President and Principal
                                               Executive Officer


Date       January 20, 2000                    By   /s/  Kimiko Lauris
         ------------------------                 ---------------------------
                                               Kimiko Lauris
                                               Chief Financial Officer and
                                               Principal Financial and
                                               Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

27                  Financial Data Schedule