Form 10-Q
period 2000-04-02
LOGIC DEVICES INC
filed 2000-05-02
CIK 802851

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  APRIL 2, 2000

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

Indicate the number of shares outstanding of the issuer's classed of common stock, as of the latest practicable date. On May 1, 2000, 6,841,888 shares of common stock, without par value, were outstanding.

================================================================================



                                 1 of 17 pages

                           LOGIC DEVICES INCORPORATED

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------

Part I.  Financial Information

         Item 1.    Financial Statements

         Consolidated Balance Sheets as of April 2, 2000 and October 3, 1999                                3

         Consolidated Statements of Income for the three months ended
              April 2, 2000 and March 31, 1999                                                              4

         Consolidated Statements of Income for the six months ended
              April 2, 2000 and March 31, 1999                                                              5

         Consolidated Statements of Cash Flows for the six months ended
              April 2, 2000 and March 31, 1999                                                              6

         Notes to Consolidated Financial Statements                                                         7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                     9

Part II. Other Information

         Item 2.    Changes in Securities and Use of Proceeds                                              13

         Item 4.    Submission of Matter to a Vote of Security Holders                                     13

         Item 6.    Exhibits and Reports on Form 8-K                                                       14

         Signatures                                                                                        15

         Exhibit 27                                                                                        17



                                 2 of 17 pages

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                          April 2,                  October 3,
                                                                            2000                       1999
                                                                      -----------------         ------------------
                                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $        1,130,800         $          237,700
     Accounts receivable, net of allowance                                    3,142,500                  4,813,400
     Inventories                                                             11,712,400                 11,838,300
     Prepaid expenses and other assets                                          225,500                    178,900
     Income taxes receivable                                                          -                     68,000
                                                                      -----------------         ------------------
         Total current assets                                                16,211,200                 17,136,300

Property and equipment, net                                                   3,243,100                  3,702,000
Other assets                                                                    379,500                    502,400
                                                                      -----------------         ------------------
                                                                     $       19,833,800        $        21,340,700
                                                                      =================         ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank borrowings                                                 $        1,958,600        $         3,490,000
     Accounts payable                                                           636,700                    718,200
     Accrued expenses                                                           289,400                    388,700
     Notes payable, related party                                                     -                    250,000
     Current portion, capital lease obligations                                 184,100                    218,300
     Income taxes payable                                                        21,800                          -
                                                                      -----------------         ------------------
         Total current liabilities                                            3,090,600                  5,065,200

Capital lease obligations, net of current portion                               103,500                    182,600
                                                                      -----------------         ------------------
         Total liabilities                                                    3,194,100                  5,247,800
                                                                      -----------------         ------------------

Shareholders' equity:
     Common stock                                                            18,498,800                 18,133,400
     Accumulated deficit                                                     (1,859,100)                (2,040,500)
                                                                      -----------------         ------------------
         Total shareholders' equity                                          16,639,700                 16,092,900
                                                                      -----------------         ------------------
                                                                     $       19,833,800        $        21,340,700
                                                                      =================         ==================




                                 3 of 17 pages

                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

               Three months ended April 2, 2000 and March 31, 1999

                                   (unaudited)

                                                                            2000                       1999
                                                                      -----------------         ------------------

Net revenues                                                         $        2,768,800        $         3,256,100

Cost of revenues                                                              1,333,800                  1,812,500
                                                                      -----------------         ------------------

              Gross margin                                                    1,435,000                  1,443,600
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   453,700                    359,900
     Selling, general and administrative                                        822,300                    910,900
                                                                      -----------------         ------------------
         Total operating expenses                                             1,276,000                  1,270,800
                                                                      -----------------         ------------------

              Income from operations                                            159,000                    172,800

Other expense, net                                                               65,600                    132,600
                                                                      -----------------         ------------------

              Income before income taxes                                         93,400                     40,200

Income tax provision                                                                  -                          -
                                                                      -----------------         ------------------

              Net income                                             $           93,400        $            40,200
                                                                      =================         ==================

Basic income per common share                                        $             0.01        $              0.01
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,753,037                  6,632,388
                                                                      =================         ==================

Diluted income per common share                                      $             0.01        $              0.01
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,858,623                  6,632,388
                                                                      =================         ==================




                                 4 of 17 pages

                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                Six months ended April 2, 2000 and March 31, 1999

                                   (unaudited)

                                                                            2000                       1999
                                                                      -----------------         ------------------

Net revenues                                                         $        5,778,600        $         6,327,000

Cost of revenues                                                              2,786,800                  3,492,800
                                                                      -----------------         ------------------

              Gross margin                                                    2,991,800                  2,834,200
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   882,600                    729,000
     Selling, general and administrative                                      1,784,500                  1,794,900
                                                                      -----------------         ------------------
         Total operating expenses                                             2,667,100                  2,523,900
                                                                      -----------------         ------------------

              Income from operations                                            324,700                    310,300

Other expense, net                                                              142,500                    262,600
                                                                      -----------------         ------------------

              Income before income taxes                                        182,200                     47,700

Income tax provision                                                                800                        800
                                                                      -----------------         ------------------

              Net income                                             $          181,400        $            46,900
                                                                      =================         ==================

Basic income per common share                                        $             0.03        $              0.01
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,701,764                  6,632,388
                                                                      =================         ==================

Diluted income per common share                                      $             0.03        $              0.01
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,923,193                  6,632,388
                                                                      =================         ==================




                                 5 of 17 pages

                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Six months ended April 2, 2000 and March 31, 1999

                                   (unaudited)

                                                                                          2000                   1999
                                                                                   -----------------      ------------------
Cash flows from operating activities:

     Net income                                                                   $          181,400     $           46,900
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                       738,800                900,200
         Changes in operating assets and liabilities:
              Accounts receivable                                                          1,670,900                335,900
              Inventories                                                                    125,900                347,100
              Prepaid expenses and other assets                                              (46,600)              (116,000)
              Income taxes receivable                                                         68,000                      -
              Accounts payable                                                               (81,500)              (235,200)
              Accrued expenses                                                               (99,300)              (162,400)
              Income taxes payable                                                            21,800                      -
                                                                                   -----------------      -----------------
                  Net cash provided by operating activities                                2,579,400              1,116,500
                                                                                   -----------------      -----------------

Cash flows from investing activities:

     Capital expenditures                                                                   (190,800)              (202,500)
     Decrease in other assets                                                                 33,800                273,700
                                                                                   -----------------      -----------------
                  Net cash (used in) provided by investing activities                       (157,000)                71,200
                                                                                   -----------------      -----------------

Cash flows from financing activities:

     Bank borrowing, net                                                                  (1,531,400)            (1,100,000)
     Repayment of capital lease obligations                                                 (113,300)              (312,300)
     Proceeds from notes payable, related party                                                    -                252,000
     Repayment of notes payable, related party                                              (250,000)                     -
     Proceeds from exercise of warrants                                                      146,900                      -
     Proceeds from exercise of stock options                                                 218,500                      -
                                                                                   -----------------      -----------------
                  Net cash used in financing activities                                   (1,529,300)            (1,160,300)
                                                                                   -----------------      -----------------

Net increase in cash and cash equivalents                                                    893,100                 27,400

Cash and cash equivalents, beginning of period                                               237,700                142,900
                                                                                   -----------------      -----------------

Cash and cash equivalents, end of period                                          $        1,130,800     $          170,300
                                                                                   =================      =================




                                 6 of 17 pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                        April 2, 2000 and October 3, 1999

                                   (unaudited)

A.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with generally accepted accounting principles. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal year ended October 3, 1999 and the nine months ended September 30, 1998, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended April 2, 2000 are not necessarily indicative of the results to be expected for the full year.

B.       INVENTORY

A summary of inventories follows:

                                           April 2,               October 3,
                                             2000                   1999
                                      -----------------      ------------------

     Raw materials                   $        3,825,800     $         3,618,800
     Work-in-process                          5,500,900               4,908,800
     Finished goods                           2,385,700               3,310,700
                                      -----------------      ------------------
                                     $       11,712,400     $        11,838,300
                                      =================      ==================

Based on forecasted sales levels for fiscal year 2000, the Company has on-hand inventory aggregating approximately 12 months of sales.



                                 7 of 17 pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                        April 2, 2000 and October 3, 1999

                                   (unaudited)

C.       FINANCING

Since July 27, 1999, the Company has had two lines of credit with Silicon Valley Bank, with an aggregate availability of up to $4,000,000. A domestic line of credit bears interest at the bank's prime rate (9.00% at April 2, 2000) plus 0.50%. This line of credit requires the Company to maintain a minimum quick ratio of not less than 1.00 to 1.00 and profitability, on a quarterly basis. Borrowings under the domestic line are subject to the limits of eligible domestic accounts receivable and are secured by all the assets of the Company. The second line of credit bears interest at the bank's prime rate plus 0.25%, is secured by certain of the Company's inventory, accounts receivable, and related proceeds, and is guaranteed, in part, by a federal agency. This facility has other terms similar to the first line of credit facility. Both credit facilities mature July 26, 2000. On April 2, 2000, the Company had an aggregate outstanding balance of $1,958,600 under these facilities.

Under the terms of its line of credit facilities, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its line of credit facilities, the Company does not intend to pay cash dividends in the near future and anticipates reinvesting its cash flow in operations.



                                 8 of 17 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some forward-looking statements are identified by the words "believe," "expect," "anticipate," "project," and similar expressions. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" in the Annual Report on Form 10-K for the Company's fiscal year ended October 3, 1999 and elsewhere in Management's Discussion and Analysis of Financial Conditions and Results of Operations in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

Net revenues of $2,768,800 for the three months ended April 2, 2000 decreased 15% from $3,256,100 for the three months ended March 31, 1999. This decrease in revenues for the three-month period resulted from the discontinuation of product lines in fiscal 1998 that still contributed revenues in the 1999 period. The Company is continuing its shift in product offerings to higher margin proprietary products and reducing the total number of products that it offers.

Expenses

Cost of revenues decreased 26% from $1,812,500 for the three months ended March 31, 1999, to $1,333,800 for the three months ended April 2, 2000. The gross profit decreased by 0.6%, from $1,443,600 in 1999 to $1,435,000 in 2000. As a percentage of revenues, gross profit increased from 45% for the three month ended March 31, 1999, to 52% for the three months ended April 2, 2000, due to the continued shift towards higher margin proprietary products.

Research and development expense increased from $359,900 (11% of net revenues) in the 1999 period to $453,700 (16% of net revenues) in the 2000 period. The Company plans to continue its substantial investments in new product research and development.

Selling, general and administrative expense decreased from $910,900 in the 1999 period to $822,300 in the 2000 period, due to increased efforts to control costs.

                                 9 of 17 pages

Due to the aforementioned factors, the Company's income from operations decreased from $172,800 for the 1999 period to $159,000 for the 2000 period.

During the 2000 period, the Company incurred $65,600 of other expense, principally consisting of interest expense, compared to $132,600 of other expense for the 1999 period, due to the reduction in bank borrowings.

As a result of the foregoing, the Company earned net income of $93,400 for the three months ended April 2, 2000, versus net income of $40,200 for the 1999 period.

Liquidity and Capital Resources

Cash Flows

For the six months ended April 2, 2000, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $920,200, compared to $947,100 for the six months ended March 31, 1999. During the 2000 period, after-tax cash earnings of $920,200, plus decreases in accounts receivable of $1,670,900 and inventories of $125,900, funded decreases in accounts payable of $81,500 and accrued expenses of $99,300. This resulted in total net cash provided by operations of $2,579,400. During the 2000 period, the Company invested $190,800 in capital expenditures, reduced bank borrowings by $1,531,400, repaid related party notes payable of $250,000, and reduced capital lease obligations by $113,300. The Company also received $146,900 and $218,500 from the exercise of warrants and stock options, respectively.

During the 1999 period, after-tax cash earnings of $947,100, plus an increase in related party notes payable of $252,000 and decreases in accounts receivable of $335,900 and inventories of $347,100, funded decreases in accounts payable of $235,200 and accrued expenses of $162,400. This resulted in total net cash provided by operations of $1,116,500. The Company invested $202,500 in capital expenditures, reduced bank borrowings by $1,100,000, and reduced capital lease obligations by $312,300 during the period.

Working Capital

Over prior periods, the Company, as a nature of its business, has maintained high levels of inventory and accounts receivable. The Company's investment in inventory and accounts receivable has been significant, and will continue to be significant in the future. Although current levels of inventory and accounts receivable impact the Company's liquidity, the Company believes that it is a cost of doing business given the Company's fabless operation.

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



                                 10 of 17 pages

The Company provides reserves for product material that is over one year old, with no backlog or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. The Company has been actively attempting to reduce inventory levels over the past several quarters.

The Company is continuing its shift in product offerings to higher margin proprietary products and reducing the total number of products that it offers. As this transition continues, the Company expects to improve its sales to inventory ratio.

The Company's accounts receivable level is correlated to the Company's previous quarter revenue level. Generally, the Company's customer scheduled backlog results in up to 80% of the quarterly revenues shipping in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30 day terms. This, combined with the fact that the Company's distributor customers pay 90 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period. By reducing its number of distributors and increasing its collection efforts, the Company has made significant progress in reducing its accounts receivable levels, and expects to continue this reduction in the future. However, the Company continues to experience stocking and collection issues with its largest distributor.

Financing

Since July 27, 1999, the Company has had two lines of credit with Silicon Valley Bank, with an aggregate availability of up to $4,000,000. A domestic line of credit bears interest at the bank's prime rate (9.00% at April 2, 2000) plus 0.50%. This line of credit requires the Company to maintain a minimum quick ratio of not less than 1.00 to 1.00 and profitability, on a quarterly basis. Borrowings under the domestic line are subject to the limits of eligible domestic accounts receivable and are secured by all the assets of the Company. The second line of credit bears interest at the bank's prime rate plus 0.25%, is secured by certain of the Company's inventory, accounts receivable, and related proceeds, and is guaranteed, in part, by a federal agency. This facility has other terms similar to the first line of credit facility. Both credit facilities mature July 26, 2000. On April 2, 2000, the Company had an aggregate outstanding balance of $1,958,600 under these facilities, and was in compliance with its covenants.

The Company will continue to evaluate debt and equity financing opportunities. It believes its current financing arrangements and cash flow from operations provide a sufficient base of liquidity to support the Company's operations.

Year 2000 Compliance

The Company completed its internal assessment and remediation of its Year 2000 issues at an aggregate cost of approximately $50,000 prior to October 4, 1999, the beginning of the Company's fiscal year 2000. The Company has not expended any additional amounts on Year 2000 compliance from October 4, 1999 through May 8, 2000, consistent with the Company's projections. To date, there has been no incidence of Year 2000 errors or shutdowns in the Company's internal systems. In



                                 11 of 17 pages
addition, the Company is not aware of any adverse impact of the Year 2000 on any of its customers or suppliers.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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



                                 12 of 17 pages

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities and Use of Proceeds

On February 7, 2000, the Company issued 100,000 shares of its common stock, no par value, upon the exercise in full of an outstanding warrant for such shares with a term expiring February 15, 2000. The holder of the warrant paid the aggregate exercise price of $146,900 to the Company in cash. This issuance of shares was not registered under the Securities Act of 1933 in reliance on an exemption from registration under Section 4(2) of such Act and rules promulgated thereunder. No underwriters participated in the transaction. The shares of common stock of the Company received upon exercise of the warrant were subsequently resold in the open market pursuant to an effective registration statement under the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

At 8:00 a.m. on April 4, 2000, the Company held its Annual Shareholders Meeting at the Company's headquarters located at 1320 Orleans Drive, Sunnyvale, California. The only item to be voted upon at the meeting was the election of the Board of Directors. There were 5,573,020 shares present or represented by proxy at the meeting, representing a quorum.

Shareholders are permitted to vote cumulatively in the election of directors, which allows each shareholder to cast a number of votes equal to the number of directors to be elected multiplied by the number of shares owned, and to distribute such votes among the candidates in such proportion as such shareholder may determine. In order to vote cumulatively, a shareholder must give notice of this intention by proxy or at the meeting. No shareholders elected to cumulate votes. The votes for each nominee are as set forth in the following table:

    Nominee               Votes in Favor        Votes Against        Abstention
-------------------       --------------        -------------        ----------

Howard L. Farkas            5,568,155                 -                 4,865
Burton W. Kanter            5,568,155                 -                 4,865
Albert Morrison Jr.         5,568,155                 -                 4,865
William J. Volz             5,568,155                 -                 4,865
Fredric J. Harris           5,568,155                 -                 4,865

Item 5.    Other Information

           Not applicable.


                                 13 of 17 pages

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 27 - Financial Data Schedule, which can be found on page 17 of this report.

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                 14 of 17 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Logic Devices Incorporated
                                                 (Registrant)


Date:   May 2, 2000                              By  /s/  William J. Volz
     ---------------------                         --------------------------
                                                    William J. Volz
                                                    President and Principal
                                                    Executive Officer


Date:   May 2, 2000                              By /s/ Kimiko Lauris
     ---------------------                         --------------------------
                                                    Kimiko Lauris
                                                    Chief Financial Officer
                                                    and Principal Financial
                                                    and Accounting Officer



                                 15 of 17 pages

                                INDEX TO EXHIBITS


Exhibit Number             Description
--------------             -----------

      27                   Financial Data Schedule.





                                 16 of 17 pages