Form 10-Q
period 2000-07-02
LOGIC DEVICES INC
filed 2000-08-14
CIK 802851

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

                         For the Quarterly Period Ended
                                  JULY 2, 2000

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

Indicate the number of shares outstanding of the issuer's classed of common stock, as of the latest practicable date. On August 14, 2000, 6,841,888 shares of common stock, without par value, were outstanding.

================================================================================


                                 1 of 16 pages



                           LOGIC DEVICES INCORPORATED

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Part I.  Financial Information

         Item 1.    Financial Statements

         Consolidated Balance Sheets as of July 2, 2000 and October 3, 1999                                 3

         Consolidated Statements of Income for the three months ended
              July 2, 2000 and June 30, 1999                                                                4

         Consolidated Statements of Income for the nine months ended
              July 2, 2000 and June 30, 1999                                                                5

         Consolidated Statements of Cash Flows for the nine months ended
              July 2, 2000 and June 30, 1999                                                                6

         Notes to Consolidated Financial Statements                                                         7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                     9

Part II. Other Information

         Item 1.    Legal Proceedings                                                                      13

         Item 6.    Exhibits and Reports on Form 8-K                                                       13

         Signatures                                                                                        14

         Exhibit 27                                                                                        16



                                 2 of 16 pages

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                           July 2,                  October 3,
                                                                            2000                       1999
                                                                      -----------------          -----------------
                                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $          796,000          $         237,700
     Accounts receivable, net of allowance                                    2,859,900                  4,813,400
     Inventories                                                             12,204,100                 11,838,300
     Prepaid expenses and other assets                                          162,300                    178,900
     Income taxes receivable                                                          -                     68,000
                                                                      -----------------          -----------------
         Total current assets                                                16,022,300                 17,136,300

Property and equipment, net                                                   2,917,800                  3,702,000
Other assets                                                                    333,000                    502,400
                                                                      -----------------          -----------------
                                                                     $       19,273,100         $       21,340,700
                                                                      =================          =================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank borrowings                                                 $        1,745,000         $        3,490,000
     Accounts payable                                                           293,400                    718,200
     Accrued expenses                                                           223,100                    388,700
     Notes payable, related party                                                     -                    250,000
     Current portion, capital lease obligations                                 143,700                    218,300
     Income taxes payable                                                        16,200                          -
                                                                      -----------------         ------------------
         Total current liabilities                                            2,421,400                  5,065,200

Capital lease obligations, net of current portion                                41,200                    182,600
                                                                      -----------------         ------------------
         Total liabilities                                                    2,462,600                  5,247,800
                                                                      -----------------         ------------------

Shareholders' equity:
     Common stock                                                            18,522,700                 18,133,400
     Accumulated deficit                                                     (1,712,200)                (2,040,500)
                                                                      -----------------         ------------------
         Total shareholders' equity                                          16,810,500                 16,092,900
                                                                      -----------------         ------------------
                                                                     $       19,273,100        $        21,340,700
                                                                      =================         ==================


                                 3 of 16 pages



                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                Three months ended July 2, 2000 and June 30, 1999

                                   (unaudited)

                                                                            2000                       1999
                                                                      -----------------         ------------------
Net revenues                                                         $        2,990,000        $         3,532,100

Cost of revenues                                                              1,538,700                  1,797,000
                                                                      -----------------         ------------------

              Gross margin                                                    1,451,300                  1,735,100
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   425,500                    372,000
     Selling, general and administrative                                        830,900                  1,037,200
                                                                      -----------------         ------------------
         Total operating expenses                                             1,256,400                  1,409,200
                                                                      -----------------         ------------------

              Income from operations                                            194,900                    325,900

Other expense, net                                                               48,000                    126,500
                                                                      -----------------         ------------------

              Income before income taxes                                        146,900                    199,400

Income tax provision                                                                  -                          -
                                                                      -----------------         ------------------

              Net income                                             $          146,900        $           199,400
                                                                      =================         ==================

Basic income per common share                                        $             0.02        $              0.03
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,841,888                  6,632,388
                                                                      =================         ==================

Diluted income per common share                                      $             0.02        $              0.03
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,844,884                  6,632,388
                                                                      =================         ==================


                                 4 of 16 pages



                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                Nine months ended July 2, 2000 and June 30, 1999

                                   (unaudited)

                                                                            2000                       1999
                                                                      -----------------         ------------------

Net revenues                                                         $        8,768,600        $         9,859,100

Cost of revenues                                                              4,325,500                  5,289,800
                                                                      -----------------         ------------------

              Gross margin                                                    4,443,100                  4,569,300
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                 1,308,100                  1,101,000
     Selling, general and administrative                                      2,615,400                  2,832,100
                                                                      -----------------         ------------------
         Total operating expenses                                             3,923,500                  3,933,100
                                                                      -----------------         ------------------

              Income from operations                                            519,600                    636,200

Other expense, net                                                              190,500                    389,100
                                                                      -----------------         ------------------

              Income before income taxes                                        329,100                    247,100

Income tax provision                                                                800                        800
                                                                      -----------------         ------------------

              Net income                                             $          328,300        $           246,300
                                                                      =================         ==================

Basic income per common share                                        $             0.05        $              0.04
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,748,471                  6,632,388
                                                                      =================         ==================

Diluted income per common share                                      $             0.04        $              0.04
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,761,805                  6,632,388
                                                                      =================         ==================



                                 5 of 16 pages



                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Nine months ended July 2, 2000 and June 30, 1999

                                   (unaudited)

                                                                                          2000                   1999
                                                                                   -----------------      -----------------
Cash flows from operating activities:

     Net income                                                                   $          328,300     $          246,300
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                     1,100,700              1,306,300
         Gain on disposal of equipment                                                       (12,200)                     -
         Allowance for doubtful accounts                                                    (150,000)                     -
         Changes in operating assets and liabilities:
              Accounts receivable                                                          2,103,500                252,100
              Inventories                                                                   (365,800)               816,000
              Prepaid expenses and other assets                                               16,600                 77,500
              Income taxes receivable                                                         68,000                      -
              Accounts payable                                                              (424,800)              (854,300)
              Accrued expenses                                                              (165,600)              (234,700)
              Income taxes payable                                                            16,200                      -
                                                                                   -----------------      -----------------
                  Net cash provided by operating activities                                2,514,900              1,609,200
                                                                                   -----------------      -----------------

Cash flows from investing activities:

     Capital expenditures                                                                   (193,500)              (153,200)
     Proceeds from disposal of equipment                                                         600                      -
     Other assets                                                                             10,400                310,700
                                                                                   -----------------      -----------------
                  Net cash (used in) provided by investing activities                       (182,500)               157,500
                                                                                   -----------------      -----------------

Cash flows from financing activities:

     Bank borrowing, net                                                                  (1,745,000)            (1,850,000)
     Repayment of capital lease obligations                                                 (168,400)              (459,700)
     Proceeds from notes payable, related party                                                    -                257,600
     Repayment of notes payable, related party                                              (250,000)                     -
     Proceeds from common stock subscribed                                                         -                307,500
     Proceeds from exercise of warrants                                                      146,900                      -
     Proceeds from exercise of stock options                                                 242,400                      -
                                                                                   -----------------      -----------------
                  Net cash used in financing activities                                   (1,774,100)            (1,744,600)
                                                                                   -----------------      -----------------

Net increase in cash and cash equivalents                                                    558,300                 22,100

Cash and cash equivalents, beginning of period                                               237,700                142,900
                                                                                   -----------------      -----------------

Cash and cash equivalents, end of period                                          $          796,000     $          165,000
                                                                                   =================      =================


                                 6 of 16 pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                        July 2, 2000 and October 3, 1999

                                   (unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with generally accepted accounting principles. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal year ended October 3, 1999 and the nine months ended September 30, 1998, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended July 2, 2000 are not necessarily indicative of the results to be expected for the full year.

B. INVENTORY

A summary of inventories follows:

                                            July 2,              October 3
                                             2000                  1999
                                       ----------------      --------------

     Raw materials                    $       3,837,600     $     3,618,800
     Work-in-process                          5,342,600           4,908,800
     Finished goods                           3,023,900           3,310,700
                                       ----------------      --------------
                                      $      12,204,100     $    11,838,300
                                       ================      ==============

Based on forecasted sales levels for fiscal year 2000, the Company has on-hand inventory aggregating approximately 12 months of sales.



                                 7 of 16 pages

C. FINANCING

Since July 27, 1999, the Company has had two lines of credit with Silicon Valley Bank, with an aggregate availability of up to $4,000,000. A domestic line of credit bears interest at the bank's prime rate (9.50% at July 2, 2000) plus 0.50%. This line of credit requires the Company to maintain a minimum quick ratio of not less than 1.00 to 1.00 and profitability, on a quarterly basis. Borrowings under the domestic line are subject to the limits of eligible domestic accounts receivable and are secured by all the assets of the Company. The second line of credit bears interest at the bank's prime rate plus 0.25%, is secured by certain of the Company's inventory, accounts receivable, and related proceeds, and is guaranteed, in part, by a federal agency. This facility has other terms similar to the first line of credit facility.

Both credit facilities matured July 26, 2000 and were replaced as of such date. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-Financing." On July 2, 2000, the Company had an aggregate outstanding balance of $1,745,000 under these facilities.

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



                                 8 of 16 pages

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

Results of Operations

Revenues

Net revenues of $2,990,000 for the three months ended July 2, 2000 decreased 15% from $3,532,100 for the three months ended June 30, 1999. This decrease in revenues for the three-month period resulted from the discontinuation of product lines in fiscal 1998 that still contributed revenues in the 1999 period. The Company is continuing its shift in product offerings to higher margin proprietary products and reducing the total number of products that it offers.

Expenses

Cost of revenues decreased 14% from $1,797,000 for the three months ended June 30, 1999, to $1,538,700 for the three months ended July 2, 2000. The gross profit decreased by 16%, from $1,735,100 in 1999 to $1,451,300 in 2000. As a percentage of revenues, gross profit remained consistent between periods.

Research and development expense increased from $372,000 (10% of net revenues) in the 1999 period to $425,500 (14% of net revenues) in the 2000 period. The Company plans to continue its substantial investments in new product research and development.

Selling, general and administrative expense decreased from $1,037,200 in the 1999 period to $830,900 in the 2000 period, due to increased efforts to control costs.

Due to the aforementioned factors, the Company's income from operations decreased from $325,900 for the 1999 period to $194,900 for the 2000 period.



                                 9 of 16 pages

During the 2000 period, the Company incurred $48,000 of other expense, principally consisting of interest expense, compared to $126,500 of other expense for the 1999 period, due to the reduction in bank borrowings.

As a result of the foregoing, the Company earned net income of $146,900 for the three months ended July 2, 2000, versus net income of $199,400 for the 1999 period.

Liquidity and Capital Resources

Cash Flows

For the nine months ended July 2, 2000, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $1,429,000, compared to $1,552,600 for the nine months ended June 30, 1999. During the 2000 period, after-tax cash earnings of $1,429,000, plus decreases in accounts receivable of $2,103,500, funded decreases in accounts payable of $424,800 and accrued expenses of $165,600. This resulted in total net cash provided by operations of $2,514,900. During the 2000 period, the Company invested $193,500 in capital expenditures, reduced bank borrowings by $1,745,000, repaid related party notes payable of $250,000, and reduced capital lease obligations by $168,400. The Company also received $146,900 and $242,400 from the exercise of warrants and stock options, respectively.

During the 1999 period, after-tax cash earnings of $1,552,600, plus an increase in related party notes payable of $252,000 and decreases in accounts receivable of $252,100 and inventories of $816,000, funded decreases in accounts payable of $854,300 and accrued expenses of $234,700. This resulted in total net cash provided by operations of $1,609,200. The Company invested $153,200 in capital expenditures, reduced bank borrowings by $1,850,000, and reduced capital lease obligations by $459,700 during the period.

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



                                 10 of 16 pages

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

The Company's accounts receivable level is correlated to the Company's previous quarter revenue level. Generally, the Company's customer scheduled backlog results in up to 80% of the quarterly revenues shipping in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30 day terms. This, combined with the fact that certain customers pay 90 days and beyond, results in the accounts receivable balance at the end of the quarterly period being at its highest point for the period. By increasing its collection efforts, the Company has made significant progress in reducing its accounts receivable levels, and expects to continue this reduction in the future. However, the Company continues to experience stocking and collection issues with a large distributor. See Part II - Item 1, "Legal Proceedings."

Financing

Since July 27, 1999, the Company has had two lines of credit with Silicon Valley Bank, with an aggregate availability of up to $4,000,000. A domestic line of credit bears interest at the bank's prime rate (9.50% at July 2, 2000) plus 0.50%. This line of credit requires the Company to maintain a minimum quick ratio of not less than 1.00 to 1.00 and profitability, on a quarterly basis. Borrowings under the domestic line are subject to the limits of eligible domestic accounts receivable and are secured by all the assets of the Company. The second line of credit bears interest at the bank's prime rate plus 0.25%, is secured by certain of the Company's inventory, accounts receivable, and related proceeds, and is guaranteed, in part, by a federal agency. This facility has other terms similar to the first line of credit facility. On July 2, 2000, the Company had an aggregate outstanding balance of $1,745,000 under these facilities, and was in compliance with its covenants.

Both of the above credit facilities expired July 26, 2000 and have been replaced by a $2,000,000 revolving line of credit with Comerica Bank-California. The line of credit bears interest at the bank's prime rate plus 0.25%, is secured by all of the Company's assets, and is guaranteed, in part, by a federal agency. The borrowings under the line of credit are to finance the cost of manufacturing, producing, purchasing, or selling the Company's finished goods and services, which are intended for export. The Company is required to maintain a quarterly minimum quick ratio of 1.1 to 1.0, maintain a quarterly debt-to-effective tangible net worth rate of not more than 0.60 to 1.0, and have a positive net income as of the end of each fiscal year. Borrowings supported by export-related inventory are required to not exceed 70% of the total outstanding borrowings. As with the previous credit facilities, no dividends can be paid without the consent of the parties to the loan agreements. The line of credit matures July 31, 2001.



                                 11 of 16 pages

The Company will continue to evaluate debt and equity financing opportunities. It believes its current financing arrangements and cash flow from operations provide a sufficient base of liquidity to support the Company's operations. The Company is generating cash in excess of its current expenditures and anticipates having no outstanding bank debt within the next year.

Year 2000 Compliance

The Company completed its internal assessment and remediation of its Year 2000 issues at an aggregate cost of approximately $50,000 prior to October 4, 1999, the beginning of the Company's fiscal year 2000. The Company has not expended any additional amounts on Year 2000 compliance from October 4, 1999 through August 2, 2000, consistent with the Company's projections. To date, there has been no incidence of Year 2000 errors or shutdowns in the Company's internal systems. In addition, the Company is not aware of any adverse impact of the Year 2000 on any of its customers or suppliers.

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



                                 12 of 16 pages

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           On July 28, 2000, the Company filed a Statement of Claim with the American Arbitration Association in San Francisco, California, against All American Semiconductor, Inc. (the "Distributor") seeking a declaratory judgment that the Distributor has breached the inventory stocking requirements and payment terms of the Exclusive Distributor Agreement between them (the "Agreement"). The Company also seeks to recover any money damages it suffered as a result of such breaches. The Agreement appointed the Distributor as the Company's exclusive domestic distributor and requires the Distributor to, among other things, maintain certain levels of inventory. The Distributor has not yet filed a response to the Statement of Claim. Should the arbitration panel find that the Distributor has breached the Agreement, the Company will terminate the Agreement. By its terms, the Agreement is also terminable on December 31, 2000 and, regardless of the outcome of the arbitration, the Company currently intends to give such notice of termination.

Item 2.    Changes in Securities and Use of Proceeds

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 27 - Financial Data Schedule, which can be found on page 16 of this report.

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                 13 of 16 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Logic Devices Incorporated
                                                  (Registrant)


Date:        August 14, 2000                      By    /s/  William J. Volz
         ----------------------                       ----------------------
                                                      William J. Volz
                                                      President and Principal
                                                      Executive Officer

Date:        August 14, 2000                      By   /s/ Kimiko Lauris
         ----------------------                      ----------------------
                                                      Kimiko Lauris
                                                      Chief Financial Officer
                                                      and Principal Financial
                                                      and Accounting Officer



                                 14 of 16 pages

                                INDEX TO EXHIBITS

Exhibit Number             Description
--------------             -----------

       27                  Financial Data Schedule.





                                 15 of 16 pages