Form 10-K405
period 2000-10-01
LOGIC DEVICES INC
filed 2000-12-06
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the Fiscal Year Ended October 1, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from ____ to ____

                         COMMISSION FILE NUMBER 0-17187

                           LOGIC DEVICES INCORPORATED
                           --------------------------
                          (Exact name of registrant as
                            specified in its charter)

         CALIFORNIA                                             94-2893789
         ----------                                             ----------
  (State of Incorporation)                                   (I.R.S. Employer
                                                           Identification No.)
                     1320 ORLEANS DRIVE, SUNNYVALE, CA 94089
                     ---------------------------------------
                    (Address of principal executive offices,
                               including Zip Code)

                                 (408) 542-5400
                                 --------------
                         (Registrant's telephone number,
                              including Area Code)

           Securities registered pursuant to Section 12(b) of the Act

    Title of Class                     Name of each exchange on which registered
         NONE                                             NONE

           Securities registered pursuant to Section 12(g) for the Act

                         COMMON STOCK, WITHOUT PAR VALUE
                         -------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on December 5, 2000 was approximately $5,290,087. On that date, there were 6,841,888 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference: Part III incorporates certain information by reference to the registrant's definitive Proxy Statement to the registrant's annual meeting of shareholders to be held March 6, 2001.

                                  Page 1 of 41

                      Index to Exhibits Appears at Page 40

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

GENERAL DEVELOPMENT OF THE BUSINESS

         LOGIC Devices Incorporated (the Company) develops and markets high-performance digital integrated circuits that address the requirements of original equipment manufacturers (OEMs) to provide high-speed electronic computation in digital signal processing (DSP), video image processing, and telecommunications applications. The Company's product strategy is to develop and market proprietary circuits that offer superior performance to meet specific application requirements.

         During fiscal 2000, the Company continued its focus, initiated in September 1998, of improving its balance sheet liquidity. Compared to fiscal 1999, bank indebtedness was reduced 100%, accounts payable were reduced 94%, current liabilities decreased 86%, and total liabilities were reduced 86%. This was accomplished by aggressive control of expenses and by limiting capital expenditures.

         The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's fiscal year 2000 ended October 1, 2000 and its fiscal year 1999 ended October 3, 1999. The Company's 1998 fiscal period ended September 30, 1998 and consists of only nine months due to a change in its fiscal year-end.

         The Company's products generally address DSP requirements involving high-performance arithmetic computational and high-speed storage functions. The Company is focused on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems. As a result of the Company's focus on high value proprietary products, it reduced the number of products that it offers from approximately 200 variants of 38 base functions at the end of fiscal 1999, to approximately 100 variants of 25 base functions at the end of fiscal 2000.

         The Company relies on a third party silicon foundry to process silicon wafers, each wafer having up to several hundred integrated circuits of a given Company design, from which finished products are then assembled. The Company's strategy is to out-source wafer processing to a third party foundry to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility. See "Business - Background." The Company utilizes foundries to take advantage of their processing capabilities and continues to explore additional foundry relationships to minimize its dependence on any single wafer foundry.

         The Company markets its products worldwide through its own direct sales force, a network of 12 national and international independent sales representatives, and one domestic and 17 international distributors. In fiscal year 2000, approximately 22% of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 78% of net revenues. Among the Company's customers are Snell and Wilcox, Quantel, Philips, Hitachi, Ikegami, NEC, Sony, Toshiba, Honeywell, SDX, Solectron, Acuson, Pinnacle Microsystems, Lockheed Martin, Boeing, Hewlett Packard, and Advanced Technologies Laboratories. Approximately 61% of the Company's net revenues were derived from within the United States and approximately 39% were derived from foreign sales.

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

         The semiconductor industry is intensely competitive and is characterized by rapid technological change, product obsolescence, wide fluctuations in both demand and capacity, and steep price erosion. These factors can obsolete processes and products currently utilized or produced by the Company. In such cases, the Company is required to develop products utilizing new processes and to either integrate such products into its existing foundry processes or seek new foundry sources.

MARKETS AND PRODUCT STRATEGIES

         The Company believes it possesses advanced competencies in two areas:
DSP algorithm and architecture development and high speed, very large scale, integrated circuit implementation.

         DSP involves converting light, sound, or other naturally occurring analog waveforms into a stream of digital values that may then be processed, manipulated, exchanged, or sorted by electronic systems. DSP provides many advantages, including: the ability to process and manipulate digital data with consistency and precision; the ability to store and recall information; and the ability to extract information content and compress the amount of data that must be stored, processed, or transmitted. Manipulation of video images and speech requires signal-processing rates and precision that are not practical with analog technology or with general-purpose (non-DSP) processors. DSP is an increasingly important technology for many emerging product technologies.

         With the increasing cost effectiveness of DSP as a result of rapid advances in semiconductor process technology, DSP is becoming ubiquitous in our lives. As a result, DSP has attracted the considerable attention of very large and formidable competitors. However, these competitors, out of necessity, tend to focus on very high volume, application specific markets, or on general-purpose programmable DSP products that can be programmed to address a wide variety of applications. To avoid direct competition with these formidable competitors, the Company seeks to identify products and market niches that demand greater performance than can be accomplished with a programmable DSP and that are small enough not to attract significant attention from larger chip manufacturers.

         High quality video image processing is one such area in which the Company operates. Video image processing currently requires over 10 times greater computational capacity than programmable DSP processors can deliver. Mass market video graphics and image processing products, such as 3D personal computer graphics boards, are generally targeted at selling price points that cannot support studio broadcast quality images. Moreover, studio broadcast quality equipment may generally be required to process video images many times in the composition and editing of on-air material. In contrast, personal computer graphics screens are processed for display in real time only. As a result, while the underlying mathematical computations for processing both broadcast and computer images are similar, two distinct markets exist. As a result of the very high volume potential available for a successful personal computer graphics chip product, many companies compete fiercely over this market opportunity. In contrast, the broadcast industry, while it requires more robust mathematical precision in processing images, consumes far fewer chips. Due to its more modest market size, this market has been relatively ignored by the chip industry. As a result, the Company has identified this area as a productive area to apply its core strengths.

         Beginning in November 1998, the Federal Communications Commission directed that television broadcasters begin a transition from current analog broadcasts to high definition digital television (HDTV). All analog broadcasts are scheduled to cease by the year 2007. In addition to providing improved image quality as a result of increased resolution, the image aspect ratio (width/height) will be changed from the traditional, nearly square 4 by 3 size ratio of current televisions to a wider screen 16 by 9 ratio more similar to motion picture screens. Due to the large base of currently installed equipment, both formats will co-exist for a number of years. In addition, due to the initially limited availability of content in the wide format, the industry faces the need to resize images back and forth between the two formats with exceptionally high computational precision, so as to preserve the image quality advantages of the newer digital format. It is generally acknowledged that the industry is behind schedule in meeting this FCC mandate. The industry's slow transition adversely affected the Company's revenues for fiscal 2000.

         With its significant presence in the broadcast equipment industry, the Company and its customers jointly defined a family of very high performance digital image filtering circuits that facilitate the smoothing of edges as video images are stretched and resized. During 1997, the Company developed the initial members of this family and sampled them to OEMs for incorporation into HDTV studio production systems. During fiscal 1998, many of those OEMs completed their system level product development on this new generation of HDTV compatible studio systems. While sales of HDTV studio equipment in fiscal 2000 and 1999 lagged behind market forecasts, the Company believes that its products offer unique solutions to certain video image filtering problems required in that equipment. As the HDTV studio equipment begins to sell in higher volume, the Company should benefit from these increasing sales.

         As a result of its initial work on digital filtering and image resizing circuits, the Company identified secondary applications for its product technology. Many of the current products are also applicable to, and have been incorporated into, advanced medical imaging equipment, such as computer aided tomography (CAT) and ultrasound scanners. Military applications include infrared, radar, and video image seekers, as well as multi-mode displays.

         Telecommunications, in all of its various forms, is the fastest growing and largest current market for DSP chips. The Company has found that its digital filtering components also have applications in wireless base station processing. Analogous to video image processing, major industry suppliers have tended to concentrate their efforts on the high volume, handset side of the wireless link, while the base station side has received far less attention. Due to demands for fewer, smaller, and less intrusive antenna sites, the digital filtering required in multi-channel wireless base stations is computationally intensive and power limited. The Company continues to believe this area is an attractive target and is focusing much of its product development efforts on this market.

PRODUCTS IN DEVELOPMENT

         The Company has historically experienced a correlation between its success in introducing new products and increases in revenues. Consequently, the Company is committed to a high level of product design and development activity, as it considers new product development critical to its future success.

         With the benefit of this on-going customer input resulting from its current digital filtering products, the Company has a number of new DSP product opportunities that it will undertake to develop in fiscal 2001. These products generally will be utilized in conjunction with the Company's current products to further facilitate high-performance signal processing. At current resource levels, the Company does not expect to be able to complete all of the new product opportunities that it has identified. The level of product development expenditures will be dependent on the Company's success in meeting its staffing objectives.

WAFER FABRICATION TECHNOLOGY

         The Company relies on a third party silicon foundry supplier to produce processed wafers from mask patterns designed by the Company. Through this wafer supplier, the Company has access to advanced high-speed, high-density complimentary metal oxide semiconductor (CMOS) process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication facility. Products developed in fiscal 2000 utilize process technology with effective channel lengths under 0.25 micron. Coupled with the Company's structured custom design methodology and experience in high-speed circuit design, this technology has allowed the Company to create products that offer high computational speeds, high reliability, high levels of circuit integration (complexity), and low power consumption.

         The Company currently is dependent on Taiwan Semiconductor Manufacturing Company as its primary wafer-processing source. Wafers are processed to pre-agreed specifications to produce integrated circuits designed by the Company. There can be no assurance that such relationship will continue to be on terms satisfactory to the Company. The Company's foundry source does not guarantee minimum supplies. At times, the Company's revenues have been limited by its inability to obtain adequate quantities of processed wafers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

MARKETING, SALES AND CUSTOMERS

         The Company markets its products worldwide to a broad range of customers through its own sales efforts, a network of 12 national and international independent sales representatives, and one domestic and 17 international electronics distributors. The Company concentrates its direct marketing efforts on high-performance segments of the telecommunication, medical imaging, and broadcast equipment markets in applications where high speed is critical. Among the Company's OEM customers are Snell and Wilcox, Quantel, Philips, Hitachi, Ikegami, NEC, Sony, Toshiba, Honeywell, SDX, Solectron, Acuson, Pinnacle Microsystems, Lockheed Martin, Boeing, Hewlett Packard, and Advanced Technologies Laboratories.

         The Company coordinates sales from its Sunnyvale, California facility. The Company maintains a regional sales office in Humble, Texas to serve the Eastern U.S., and services the West Coast from its Sunnyvale and San Diego facilities. The Company also has a sales office in Warminster, England to support the Company's international sales activities. The Company's sales managers direct the activities of the independent sales representative firms and focus on major target accounts. Sales representatives obtain orders on an agency basis and the Company ships directly to its customers. Sales representatives receive commissions on sales within their territories. Distributors purchase the Company's products for resale, generally to a broad base of small to medium-size customers. One national stocking distributor currently services North America. As is customary in the industry, domestic distributors are entitled to certain price rebates and limited stock rotation rights, for which the Company has made a provision in its consolidated financial statements. During fiscal 2000 and 1999, sales through both international and domestic distributors accounted for approximately 78% and 64%, respectively, of net sales, while direct sales to OEMs accounted for approximately 22% and 36%, respectively, of net sales.

         In fiscal 2000 and 1999, All American Semiconductor (All American), the Company's sole domestic distributor, accounted for approximately 31% and 35% of net revenues, respectively. Also in fiscal 2000, Insight Memec, an international distributor, accounted for approximately 10% of net revenues. In fiscal 1998, SDX, MCM Japan, and Ambar Cascom accounted for approximately 27%, 12%, and 12%, respectively, of net revenues. On October 6, 2000, the Company elected to terminate All American as its exclusive domestic distributor effective December 31, 2000. See Item 3 - "Legal Proceedings."

         International sales are conducted by sales representatives and distributors located in Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, Netherlands, Spain, Sweden, and Taiwan. During fiscal 2000, 1999, and 1998, the Company's export sales were approximately 39%, 32%, and 47%, respectively, of net revenues (see Note 11 in "Notes to Consolidated Financial Statements" contained in Item 8). The Company's international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for the Company's products. Although the Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, the Company has not experienced any material difficulties because of these restrictions.

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

BACKLOG

         As of November 28, 2000 and 1999, the Company's backlog was approximately $1,435,100 and $1,933,000, respectively. The Company includes in its backlog all released purchase orders shippable within the following 18 months, including orders from distributors. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, orders on the backlog are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. Changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products are not reflected. The Company produces catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The Company's business for its catalog products, like the businesses of many companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company believes that its backlog is not a good indicator of future revenues.

RESEARCH AND DEVELOPMENT

         The Company's engineering staff is involved in the design of integrated circuits. In 2000, the Company's development efforts were focused on the development of new digital processing circuits that address video image processing and digital communications applications. The Company's product design efforts are supplemented by computer aided design and simulation equipment. The Company also has an experienced test-engineering group that works closely with the designers to develop production test software. Research and development expenditures were 14%, 11%, and 10% of sales in 2000, 1999, and 1998, respectively. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Statements of Operations" contained in Items 6, 7, and 8, respectively.

COMPETITION

         The semiconductor industry is intensely competitive and characterized by rapid technological change and rates of product obsolescence, price erosion, periodic shortage of materials, variations in manufacturing yields and efficiencies, and increasing foreign competition. The industry includes many major domestic and international companies that have substantially greater financial, technical, manufacturing, and marketing resources than the Company. In addition, there are many emerging companies that are attempting to obtain a share of the existing market. The Company faces competition from other manufacturers of high-performance integrated circuits, many of which have advanced technological capabilities and internal wafer production capabilities. The ability of the Company to compete in this rapidly evolving environment depends on elements both in and outside the control of the Company. These elements include: the Company's ability to develop new products in a timely manner; the cost effectiveness of its manufacturing; the acceptance of new products by customers; the speed at which customers incorporate the Company's products into their systems; the continued access to advanced semiconductor foundries; the number and capabilities of its competitors as well as general economic conditions. In the area of high-performance DSP circuits, the Company competes with Altera, Analog Devices, Fairchild Semiconductor, Genesis, Gennum, Grey Chip, Harris, Lucent Technologies, Texas Instruments, and Xilinx, among others.

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

FACTORS AFFECTING FUTURE RESULTS

         This Form 10-K report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements about the Company's expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. Words and phrases such as, anticipate, estimate, plans, projects, continuing, ongoing, expect, believes, intends, and similar words or phrases may identify forward-looking statements.

         Forward-looking statements involve estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K report. Among the key factors that could cause actual results to differ materially from the forward-looking statements, include:

- Delay in product or technology development;
- Lack of market acceptance or demand for new products;
- The impact of competitive products and prices;
- Changes in economic conditions of the Company's various markets;
- Dependencies on silicon wafer suppliers and subcontracted assemblers and testers;
- The availability and terms of financing; and
- Opportunities or acquisitions the Company may pursue.

         Actual results could differ materially from those expressed in any forward-looking statements made by the Company. Further, any forward-looking statement applies only as of the date on which it is made. The Company is not required to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, or to reflect the occurrence of unanticipated events.

Company-related Risks

Dependence on limited sources of silicon wafers

         The Company does not manufacture finished silicon wafers. Currently, Taiwan Semiconductor Manufacturing Corporation (TSMC), in Taiwan, manufactures essentially all of its silicon wafers. If TSMC interrupts or reduces its wafer supply, the Company's operating results could be harmed. In the past, the Company has experienced delays in obtaining wafers and in securing supply commitments from its foundries.

         Other factors could disrupt the Company's wafer supply, which are beyond its control. Since worldwide manufacturing capacity for silicon wafers is limited, significant industry-wide increases in overall wafer demand or interruptions in wafer supply could harm the Company. In addition, a future disruption of TSMC's foundry operations as a result of a fire, earthquake, or other natural disaster could disrupt its wafer supply and could harm future operating results.

         Furthermore, the Company depends on its foundry to deliver reliable silicon wafers with acceptable yields in a timely manner. If TSMC is unable to produce silicon wafers that meet the Company's specifications, with acceptable yields, for a prolonged period, operating results could be harmed. The Company's revenue is derived from products based on advanced silicon wafer manufacturing technology. The reliable manufacture of high performance semiconductor wafers is a complicated and technically demanding process requiring:

- A high degree of technical skill;
- State-of-the-art equipment;
- The absence of defects in the masks used to print circuits on a wafer;
- The elimination of minute impurities and errors in each step of the fabrication process; and
- Effective cooperation between the wafer supplier and the circuit designer.

         As a result, the Company's foundry may experience difficulties in achieving acceptable quality and yield levels when manufacturing its silicon wafers.

Product development risks

         The semiconductor industry is a dynamic environment marked by rapid product obsolescence. The Company's future success depends on its ability to introduce new or improved products that meet critical customer needs, while achieving acceptable profit margins. If it fails to introduce these new products in a timely manner or these products fail to achieve market acceptance, operating results would be harmed.

         The introduction of new products in a dynamic market environment presents significant business challenges. Product development commitments and expenditures must be made well in advance of product sales, while the success of new products depends on accurate forecasts of long-term market demand and future technology developments.

         Future revenue growth is dependent on market acceptance of new products and the continued market acceptance of existing products. The success of these products is dependent on a variety of specific technical factors, including successful product definition; timely and efficient completion of product design; timely and efficient implementation of wafer manufacturing and assembly processes; and product performance, quality and reliability. If, due to these or other factors, new products do not achieve market acceptance, the Company's operating results would be harmed.

         Furthermore, to develop new products and maintain the competitiveness of existing products, the Company needs to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries. Because it depends upon foundries to provide facilities and support for its process technology development, the Company may experience delays in the availability of advanced wafer manufacturing process technologies at its existing or new wafer fabrication facilities (fabs). As a result, volume production of its process technologies at the new fabs of TSMC or future foundries may not be achieved. This could harm future operating results.

Assembly risks

         The Company relies on subcontractors to assemble devices with acceptable quality and yield levels. As is common in the semiconductor industry, the Company has occasionally experienced quality and yield problems in the past. If it experiences prolonged quality or yield problems in the future, the Company's operating results could be harmed.

         The majority of the Company's revenues are derived from semiconductor devices assembled in advanced packages. This requires a complex process, including a high degree of technical skill; state-of-the-art equipment; the absence of defects in lead frames used to attach semiconductor devices to the package; the elimination of raw material impurities and errors in each stage of the process; and effective cooperation between the assembly subcontractor and the device manufacturer. As a result, subcontractors could experience difficulties in achieving acceptable quality and yield levels when assembling the Company's semiconductor devices.

International operations

         The Company's silicon wafer supplier operates fabs located in Asia. Finished silicon wafers are also assembled and tested by independent subcontractors located in the Philippines, South Korea, and Taiwan. Economic, financial, social, and political conditions in Asia have been volatile. Financial difficulties, government actions or restrictions, prolonged work stoppages, or any other difficulties experienced by the Company's suppliers could harm its operating results.

         The Company also has many overseas customers. These export sales are affected by unique risks frequently associated with foreign economies, including governmental controls and trade restrictions; export license requirements and restrictions on the export of technology; changes in local economic conditions; political instability; changes in tax rates, tariffs, or freight rates; interruptions in air traffic; and difficulties in staffing and managing foreign sales offices. Significant changes in the economic climate in the foreign countries to which the Company derives its export sales could harm future operating results.

Fluctuation in operating results

         The Company's quarterly operating results have fluctuated and may continue to fluctuate. Consequently, its operating results may fail to meet the expectations of analysts and investors. As a result of industry conditions and the following specific factors, quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of similar size and maturity:

- General economic condition in the countries where the Company's products are sold;
- The timing of new product introductions by the Company and its competitors;
- Product obsolescence;
- The scheduling, rescheduling, and cancellation of large orders by customers;
- The cyclical nature of demand for customers' products;
- The Company's ability to develop new products and achieve volume production at new fabs;
- Changes in manufacturing yields;
- Adverse movements in exchange rates, interest rates, or tax rates; and
- The availability of adequate supply commitments from wafer foundries and assembly and test subcontractors.

         As a result of these and other factors, past financial results are not necessarily good predictors of the Company's future operating results.

Fluctuations in stock price

         In recent years, the price of our common stock has fluctuated greatly. These price fluctuations have been rapid and severe, and have left investors little time to react. The price of our common stock may continue to fluctuate greatly in the future due to a variety of factors, including shortfalls in revenue or earnings from levels expected by analysts and investors; quarter-to-quarter variations in operating results; and announcements of technological innovations or new products by other companies.

Industry-related Risks

Cyclical nature of semiconductor industry

         The semiconductor industry is cyclical. The Company's financial performance has been negatively impacted by significant downturns in the semiconductor industry as a result of general reductions in inventory levels by customers; excess production capacity; the cyclical nature of the demand for products of semiconductor customers; and accelerated declines in the average selling prices. If these or other conditions in the industry occur, the Company's operating results could be harmed.

Competitiveness of semiconductor industry

         The semiconductor industry is highly competitive and many of the Company's direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing, and sales resources. If it is unable to compete successfully in this environment, the Company's operating results could be harmed.

         The current level of competition is high and may increase as the Company's market expands. The Company currently competes directly with companies that have developed similar products. It also competes indirectly with numerous semiconductor companies that offer products and solutions based on alternative technologies. These direct and indirect competitors are established multinational semiconductor companies, as well as emerging companies. In addition, the Company may experience additional competition from foreign companies in the future.

Ability to maintain adequate technical and management personnel

         The Company's future success greatly depends on its ability to attract and retain highly qualified technical and management personnel. As a small company, it is particularly dependent on a relatively small group of key employees. Competition for skilled technical and management employees is intense in the semiconductor industry. As a result, the Company may be unable to retain its existing key technical and management employees, or attract additional qualified personnel, which could harm its operating results.

EMPLOYEES

         As of October 1, 2000, the Company had 31 employees, consultants, and part-time employees, of which 23 were full-time employees. The Company's ability to attract and retain qualified personnel is an important factor in its continued success. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

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

ITEM 2. PROPERTIES

         The Company's executive offices, as well as its manufacturing and principal research and design facilities, are located in approximately 21,600 square feet of space in Sunnyvale, California, pursuant to a lease expiring on December 15, 2002. The Company maintains additional sales or field application support offices in the metropolitan area of San Diego, California; Humble, Texas; and Warminster, England. The Company believes that its facilities will be adequate to meet its reasonably foreseeable needs and, if necessary, that alternative facilities will be available to it on acceptable terms so as to meet its requirements.

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

         On July 28, 2000, the Company filed a Statement of Claim with the American Arbitration Association in San Francisco, California, against All American seeking a declaratory judgment that All American breached the inventory stocking requirements and payment terms of their Exclusive Distributor Agreement (the Distributor Agreement). The Company also seeks to recover any money damages it has suffered as a result of such breaches. In the Distributor Agreement, the Company appoints All American as its exclusive domestic distributor, except for sales to certain specified OEMs, and All American agrees to, among other things, maintain certain paid levels of inventory. All American has filed a response to the Statement of Claim and a counterclaim against the Company and its president, William J. Volz. All American alleges that the Company sold products in North America without using All American as its distributor, and seeks to recover money damages from such sales. The Company has filed an answer and affirmative defenses to the counterclaim denying those allegations. On October 6, 2000, the Company also sent a notice terminating the Distributor Agreement, effective December 31, 2000, pursuant to its terms.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded under the symbol "LOGC" on the Nasdaq National Market System. The following table sets forth, for the period indicated, the high and low closing sale prices for the Company's Common Stock, as reported by Nasdaq during the following calendar quarters:

          CALENDAR YEAR                  HIGH                   LOW
          -------------                  ----                   ---

          1998

          Fourth Quarter                 $ 1 15/16              $ 1 1/4


          1999

          First Quarter                  $ 2 31/32              $ 1 11/16
          Second Quarter                 $ 3 15/16              $ 2 3/8
          Third Quarter                  $ 4 13/16              $ 2 9/16
          Fourth Quarter                 $ 3 15/16              $ 1 7/8

          2000

          First Quarter                  $ 8 7/16               $ 3 1/8
          Second Quarter                 $ 6 1/8                $ 2 5/16
          Third Quarter                  $ 2 7/8                $ 1 3/4


HOLDERS

         As of December 5, 2000, there were approximately 3,500 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock since its incorporation. The Company has entered into bank credit agreements that preclude the payment of dividends without the prior consent of the parties to such agreements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing."

ITEM 6. SELECTED FINANCIAL DATA

         The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's fiscal year 2000 ended October 1, 2000 and its fiscal year 1999 ended October 3, 1999. The Company's 1998 fiscal period ended September 30, 1998 and consists of only nine months due to a change in its fiscal year-end.

         The following table sets forth selected financial data for the Company for the year ended October 1, 2000, the year ended October 3, 1999, the nine month fiscal period ended September 30, 1998, the nine months ended September 30, 1997, and for the fiscal years ended December 31, 1997 and 1996. This information has been derived from the Company's audited consolidated financial statements, unless otherwise stated. Certain amounts have been restated to reflect the correction of errors that arose in the year ended December 31, 1997. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

(Dollars in thousands, except per share amounts)





                                         Years Ended             Nine Months              Years Ended
                                ----------------------------        Ended                 December 31,
                                 October 1,       October 3,     September 30,    --------------------------
                                    2000             1999            1998             1997           1996
                                ------------    ------------     ------------     ------------   ------------
                                                 (Restated)       (Restated)       (Restated)
Net revenues                   $     11,786     $     12,922    $       9,562     $     12,519   $     12,525

Research and
  development expenses         $      1,661     $      1,367    $         959     $      1,406   $      1,450

Net income (loss)              $        522     $        601    $      (6,334)    $       (558)  $        122

Basic and diluted
  income (loss)
  per common share             $       0.08     $       0.09    $       (1.03)    $      (0.09)  $       0.02

Weighted average
  common shares
  outstanding (thousands)             6,772            6,635            6,178            6,122          6,041

Working capital                $     14,114     $     12,031    $       9,385     $     15,121   $     16,641

Property and
  equipment (net)              $      2,424     $      3,542    $       4,775     $      4,950   $      4,204

Total assets                   $     17,589     $     21,244    $      23,502     $     27,397   $     26,500

Long-term liabilities          $         38     $        205    $         414     $      1,148   $      1,206

Shareholders' equity           $     16,845     $     15,934    $      14,984     $     20,568   $     21,126



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

OVERVIEW

         Historically, the Company has been one of the smallest publicly traded semiconductor manufacturers. Following its formation, the Company initially developed plug-compatible second source products that were form, fit, and function compatible with products offered by other manufacturers. Beginning in 1996, the Company began identifying unique, proprietary products driven by its existing customer base. While this transition to proprietary products required the Company to access advanced design automation tools and to increase the number of people involved in product development, it enables the Company to focus its sales channels and limit the costs of those channels, and to compete in markets with pricing and delivery demands that are not as highly competitive as the markets for second source products.

         The Company focus on DSP proprietary products continues. The Company introduced a number of such products in 1997 and 1998, following its transition to that focus. In fiscal 1999, the Company developed newer products that were designed-in (incorporated) into end system level products in the HDTV market. In fiscal 2000, the Company increased its efforts to develop chips for use in wireless digital communications. The Company presently derives its revenues primarily from the sale of semiconductor chips that perform high-speed DSP in video image filtering and digital communications applications.

         The Company's increased focus on proprietary products had a dramatic impact on the Company's financial results in fiscal 1998, when the Company recorded significant write-downs of inventory and long-lived assets and incurred severance costs as it recognized the obsolescence of its more mature, second source products. In fiscal 2000 and 1999, the Company recognized fewer revenues from the HDTV market than it anticipated because the ramp up in high definition broadcasting was slower than independent market research had suggested would occur. In addition, sales of the Company's existing products were adversely impacted as broadcasters delayed planned incremental upgrades of facilities that would have become obsolete as a result of the transition to television broadcasting from analog to digital. The Company believes that the transition to digital broadcasting will expand future opportunities for its newer products that facilitate the processing of studio quality broadcast images.

         Notwithstanding the impact of the transition in the broadcasting industry, the Company enjoyed improvements in balance sheet liquidity, reduced indebtedness, and greatly improved cash flow. This improved financial performance resulted from the Company's fiscal 1998 restructuring and from its aggressive expense controls and capital expenditure limitations since that restructuring.

         The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's fiscal year 2000 ended on October 1, 2000 and consisted of 364 days, and the Company's fiscal year 1999 ended on October 3, 1999 and consisted of 368 days. The Company's 1998 fiscal period ended on September 30, 1998 and consisted of only nine months due to a change in fiscal year-end.

RESULTS OF OPERATIONS

Fiscal Year Ended October 1, 2000 compared to Fiscal Year Ended October 3, 1999

         Net revenues for the fiscal year ended October 1, 2000 were $11,785,900, down nine percent from the $12,921,600 recorded in the fiscal year ended October 3, 1999. The decrease is due to the continued transition to proprietary products, the obsolescence of mature products, and the stalled ramp-up in high definition broadcasting.

         Cost of revenues decreased from $8,126,200 in the fiscal year ended October 3, 1999 to $7,278,800 in the fiscal year ended October 1, 2000. The gross margin decreased from $4,795,400 for fiscal 1999 to $4,507,100 in fiscal 2000, due to the decrease in sales. Gross margin as a percentage of sales increased from 37 percent in fiscal 1999 to 38 percent in fiscal 2000. This increase in gross profit margin on revenue from product sales in fiscal 2000 was due to improved margins on proprietary products and lower costs resulting from the Company's expenditure controls since its fiscal 1998 restructuring.

         Research and development expenses were $1,660,600 in the fiscal year ended October 1, 2000 compared to $1,367,400 in the fiscal year ended October 3, 1999. Research and development expenses as a percentage of net revenues increased from 11 percent in fiscal 1999 to 14 percent in fiscal 2000. Research and development expenses increased in fiscal 2000 compared to fiscal 1999 as a result of increased staffing of more senior product development personnel.

         Selling, general and administrative expenses decreased nine percent from $2,276,600 in the fiscal year ended October 3, 1999 to $2,076,200 in the fiscal year ended October 1, 2000. As a percentage of net revenues, selling, general and administrative expenses remained consistent at 18 percent for both fiscal years.

         For the fiscal year ended October 1, 2000, operating income decreased to $770,300 from $1,151,400 for the fiscal year ended October 3, 1999, due to the above-mentioned factors. As a percentage of net revenues, operating income decreased from nine percent in fiscal 1999 to seven percent in fiscal 2000.

         Interest expense decreased 45 percent from $571,600 in fiscal 1999 to $314,100, as a result of the Company using its aggressive accounts receivable collections to eliminate its bank borrowings during fiscal 2000.

         Due to the lack of revenue growth and increased spending for product development, net earnings decreased from $600,600 for the fiscal year ended October 3, 1999 to $522,400 for the fiscal year ended October 1, 2000.

Fiscal Year Ended October 3, 1999 compared to the Nine-Month Period Ended September 30, 1998

         Net revenues for the fiscal year ended October 3, 1999 were $12,921,600, up 35 percent from the $9,562,700 recorded in the nine-month fiscal period ended September 30, 1998. The increase is due to the three additional months in the full 12-month fiscal year in 1999.

         Cost of revenues increased from $7,252,100 in the nine-month period ended September 30, 1998 to $8,126,200 in the fiscal year ended October 3, 1999. The gross margin increased from a loss of $(1,861,800) for the nine-month period in 1998 to gross profit of $4,795,400 in 1999, due to a restructuring charge in fiscal 1998. Gross margin as a percentage of sales increased from (19) percent in fiscal 1998 to 37 percent in fiscal 1999. This increase in gross profit dollars and in gross profit margin on revenue from product sales in fiscal 1999 was due to improved margins and lower costs resulting from the restructuring actions the Company took at the end of fiscal 1998, and from the effect of inventory write downs adversely impacting margins and costs in fiscal 1998.

         Research and development expenses were $1,367,400 in the fiscal year ended October 3, 1999 compared to $959,500 in the nine-month fiscal period ended September 30, 1998. Research and development expenses as a percentage of net revenues increased from 10 percent in fiscal 1998 to 11 percent in fiscal 1999. Research and development expenses increased in fiscal 1999 compared to fiscal 1998 as a result of increased engineering staffing and the three-month longer duration of fiscal 1999.

         Selling, general and administrative expenses decreased 28 percent from $3,154,700 in the nine-month fiscal period ended September 30, 1998 to $2,276,600 in the fiscal year ended October 3, 1999. As a percentage of net revenues, selling, general and administrative expenses decreased from 33 percent in fiscal 1998 to 18 percent in fiscal 1999, due to the Company's 1998 restructuring and increased efforts to control costs.

         For the fiscal year ended October 3, 1999, operating income increased to $1,151,400 from a loss of $(5,976,000) for the nine-month fiscal period ended September 30, 1998, due to the above-mentioned factors. As a percentage of net revenues, operating income increased from (62) percent in fiscal 1998 to nine percent in fiscal 1999.

         Interest expense increased from $434,400 in fiscal 1998 to $571,600 for fiscal 1999, as a result of higher interest rates, created when the Company's lender increased its "prime rates" from which the Company's interest rates are derived, bank fees associated with the Company's credit facility, which has been replaced, the establishment of the Company's new credit facility, and an additional three months contained in the full 12-month fiscal year in 1999.

         As a result of the foregoing, net earnings increased from a loss of $(6,333,700) for the nine-month fiscal period ended September 30, 1998 to $600,600 for the fiscal year ended October 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, the Company's after-tax net cash flow (net earnings of $522,400 plus non-cash items of $1,075,700) along with a decrease in accounts receivable of $3,398,100, was offset by a slight growth in inventories of $344,000 and a pay-down of accounts payable of $672,900. These items, along with other net cash flow items from operations, produced a total of $4,088,000 in net cash from operating activities. Capital expenditures used $247,800 in cash. Repayment of long-term capital lease obligations, related party notes payable, and bank borrowings used $3,921,500 in cash. As a result, the Company increased its cash and cash equivalents by $515,600 during fiscal 2000.

         During fiscal 1999, the Company's after-tax net cash flow (net earnings of $600,600 plus non-cash items of $1,926,000) along with a decrease in inventories of $697,300, was offset by growth in accounts receivable of $260,000 and a pay-down of accounts payable of $867,200. These items, along with other net cash flow items from operations, produced a total of $2,050,900 in net cash from operating activities. Capital expenditures and increases to other assets used $141,500 in cash. Bank borrowing and loans from two principal shareholders provided $943,300 in cash, and repayment of long-term capital lease obligations and bank borrowings used $3,106,900 in cash. The Company collected a $307,500 note receivable in May 1999. As a result, cash and cash equivalents increased by $94,800 during fiscal 1999.

         During fiscal 1998, the Company's after-tax net cash flow (net loss of $6,333,700 plus non-cash items of $5,866,400) along with increases in inventories of $436,500, decreases in accounts receivables of $2,228,400, and other net cash flow items from operations, used a total of $1,682,500 for operating activities. Capital expenditures and increases to other assets used $293,500 in cash. Bank borrowing provided $2,325,000 in cash, and repayment of long-term capital lease obligations and bank borrowings used $1,044,000 in cash. The Company also raised $750,000 in additional equity in September 1998. As a result, cash and cash equivalents increased by $55,000 during the 1998 period.

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

Working Capital

         The Company's investment in inventories has been significant and will continue to be significant in the future. Over prior periods, the Company, due to the nature of its business, has maintained high levels of inventories in order to be responsive to its customer base. As it continues to shift from more competitive second source products to proprietary sole source products, the Company believes it will be able to streamline its inventories. It also intends to continue its shortened accounts receivable collection cycle by re-focusing on direct sales to customers rather than through distribution channels.

         The Company relies on third party suppliers for its raw materials, particularly its processed wafers, for which there is currently one primary supplier, and as a result, maintains substantial inventory levels to protect against disruption in supplies. The Company has periodically experienced disruptions in obtaining wafers from its suppliers. As the Company continues to shift towards higher margin proprietary products, it expects to be able to reduce inventory levels by streamlining its product offerings.

         Due to customer order scheduling, up to 80% of the quarterly revenues were often shipped in the last month of the quarter, so a large portion of the shipments included in year-end accounts receivable were not yet due per the Company's net 30-day terms. This, combined with the fact that the Company's domestic distributor (which made up 31% and 35% of the Company's 2000 and 1999 revenues, respectively) often paid beyond the Company's terms, resulted in year-end accounts receivable balances being at their highest point for the respective period.

         In fiscal 2000, the Company has been able to reduce its accounts receivable levels through increased interaction with its customers to spread their orders and shipments more evenly between months and through added pressure on its domestic distributor to pay within the Company's terms.

         Although current levels of inventory impact the Company's liquidity, the Company believes that these items are a cost of doing business as a fab-less operation. The Company continues to evaluate alternative suppliers to diversify its risk of supply disruption. However, this requires a significant investment in product development to tool with new suppliers. Such efforts compete for the Company's limited product development resources. The Company seeks to achieve on-going reductions in inventory, although there can be no assurance it will be successful.

Financing

         The Company's previous line of credit facilities expired on July 26, 2000 and have been replaced by a $2,000,000 revolving line of credit with Comerica Bank-California, which matures July 31, 2001. The line of credit bears interest at the bank's prime rate plus 0.25%, is secured by all of the Company's assets, and is guaranteed, in part, by a federal agency. The borrowings under the line of credit are to finance the cost of manufacturing, producing, purchasing, or selling the Company's finished goods and services, which are intended for export. The Company is required to maintain a quarterly minimum quick ratio of 1.1 to 1.0, maintain a quarterly debt-to-effective tangible net worth rate of not more than 0.60 to 1.0, maintain a quarterly effective tangible net worth of at least $16.5 million plus 50 percent of the previous quarter's cumulative net earnings, and have positive net earnings as of the end of each fiscal year. Borrowings supported by export-related inventory are required to not exceed 70% of the total outstanding borrowings. As of October 1, 2000, the Company had no outstanding borrowings under its line of credit, and was in compliance with its covenants.

         Under the terms of its line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants.

         While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide an adequate base of liquidity to fund operations and meet the capital needs to support the Company's operations.

New Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 2000, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to have a material impact on the Company's financial position, results of operations, or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:                                          Page
----------------------------------                                          ----

Report of Independent Certified Public Accountants............................19
Consolidated Balance Sheets, October 1, 2000 and October 3, 1999..............20
Consolidated Statements of Operations, years ended
   October 1, 2000 and October 3, 1999, and nine months
   ended September 30, 1998...................................................21
Consolidated Statements of Shareholders' Equity,
   years ended October 1, 2000 and October 3, 1999, and nine
   months ended September 30, 1998............................................22
Consolidated Statements of Cash Flows, years ended
   October 1, 2000 and October 3, 1999, and nine months
   ended September 30, 1998...................................................23
Summary of Accounting Policies................................................24
Notes to Consolidated Financial Statements....................................28

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:
------------------------------------------

Schedule II - Valuation and Qualifying Accounts...............................38

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
LOGIC Devices Incorporated
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of LOGIC Devices Incorporated as of October 1, 2000 and October 3, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended October 1, 2000 and October 3, 1999 and the nine months ended September 30, 1998. We have also audited Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated at October 1, 2000 and October 3, 1999, and the results of their operations and their cash flows for the years ended October 1, 2000 and October 3, 1999 and the nine months ended September 30, 1998, in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 10 to the consolidated financial statements, the Company restated its previously issued 1999 financial statements, relating primarily to the accounting for certain purchased and leased assets.


                                /s/ BDO Seidman, LLP
                                ------------------------
                                BDO Seidman, LLP

San Francisco, California
November 7, 2000


                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                October 1,              October 3,
                                                                                      2000                    1999
------------------------------------------------------------------------------------------------------------------
                                                                                                        (Restated)
Assets (Note 6):

Current
     Cash and cash equivalents                                            $        753,300       $         237,700
     Accounts receivable, net of allowance for doubtful
       accounts of $20,000 and $253,500, respectively
       (Notes 11 and 12)                                                         1,648,800               4,813,400
     Inventories (Notes 1, 2 and 12)                                            12,182,300              11,838,300
     Prepaid expenses and other current assets                                     235,300                 178,900
     Income taxes receivable (Note 7)                                                    -                  68,000
                                                                           ---------------        ----------------
         Total current assets                                                   14,819,700              17,136,300

Property and equipment, net (Notes 3, 10 and 13)                                 2,423,700               3,541,600

Other assets (Notes 1, 5 and 10)                                                   345,100                 566,400
                                                                           ---------------        ----------------

                                                                          $     17,588,500       $      21,244,300
                                                                           ===============        ================

Liabilities and shareholders' equity:

Current
     Bank borrowings (Note 6)                                             $              -       $       3,490,000
     Accounts payable                                                               45,300                 718,200
     Accrued payroll and vacation (Notes 1 and 10)                                 153,500                 205,900
     Accrued commissions                                                           115,300                  40,000
     Other accrued expenses                                                        191,300                 182,800
     Notes payable-related party (Note 4)                                                -                 250,000
     Current portion, capital lease obligations
         (Notes 3, 8, 10 and 13)                                                   194,200                 218,300
     Income taxes payable (Note 7)                                                   5,200                       -
                                                                           ---------------        ----------------
         Total current liabilities                                                 704,800               5,105,200

Capital lease obligations, less current portion
     (Notes 3, 8, 10 and 13)                                                        38,300                 205,400
                                                                           ---------------        ----------------

Total liabilities                                                                  743,100               5,310,600
                                                                           ---------------        ----------------

Commitments and contingencies (Notes 8 and 14)

Shareholders' equity (Notes 4, 9 and 10)
     Preferred stock, no par value; 1,000,000 shares
       authorized; 5,000 designated as Series A;
       0 shares issued and outstanding                                                   -                       -
     Common stock, no par value; 10,000,000 shares
       authorized; 6,841,888 and 6,650,488 shares
       issued and outstanding                                                   18,522,700              18,133,400
     Accumulated deficit                                                        (1,677,300)             (2,199,700)
                                                                           ---------------        ----------------

Total shareholders' equity                                                      16,845,400              15,933,700
                                                                           ---------------        ----------------

                                                                          $     17,588,500       $      21,244,300
                                                                           ===============        ================

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.


                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                       Nine Months
                                                              Year Ended           Year Ended                Ended
                                                              October 1,           October 3,        September 30,
                                                                    2000                 1999                 1998
------------------------------------------------------------------------------------------------------------------
Net revenues (Notes 11 and 12)                         $      11,785,900    $      12,921,600    $       9,562,700

Cost of revenues (Notes 1, 11 and 12)                          7,278,800            8,126,200            7,252,100

Inventory write-down (Note 1)                                          -                    -            4,172,400
                                                        ----------------     ----------------     ----------------

Gross margin                                                   4,507,100            4,795,400           (1,861,800)
                                                        ----------------     ----------------     ----------------

Operating expenses:
     Research and development                                  1,660,600            1,367,400              959,500
     Selling, general and administrative                       2,076,200            2,276,600            3,154,700
                                                        ----------------     ----------------     ----------------

Total operating expenses                                       3,736,800            3,644,000            4,114,200
                                                        ----------------     ----------------     ----------------

Income (loss) from operations                                    770,300            1,151,400           (5,976,000)
                                                        ----------------     ----------------     ----------------

Other (income) expense:
     Interest expense                                            314,100              571,600              434,400
     Interest income                                              (8,100)                (400)                (100)
     Interest income on shareholder notes                              -                    -              (50,700)
     Other (income) expense                                      (47,900)             (40,400)              18,800
                                                        ----------------     ----------------     ----------------

Total other expense                                              258,100              530,800              402,400
                                                        ----------------     ----------------     ----------------

Income (loss) before provision for
     income taxes                                                512,200              620,600           (6,378,400)

Benefit (provision) for income taxes (Note 7)                     10,200              (20,000)              44,700
                                                        ----------------     ----------------     ----------------

Net income (loss)                                      $         522,400    $         600,600    $      (6,333,700)
                                                        ================     ================     ================

Basic and diluted income (loss) per share              $            0.08    $            0.09    $           (1.03)
                                                        ================     ================     ================

Basic weighted average
     common shares outstanding                                 6,771,826            6,635,427            6,178,458
                                                        ================     ================     ================

Diluted weighted average
     common shares outstanding                                 6,892,610            6,635,427            6,178,458
                                                        ================     ================     ================


                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.


                           LOGIC DEVICES INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                          Retained
                                                        Common Stock                    Common            Earnings
                                               -----------------------------             Stock        (Accumulated
                                                     Shares           Amount        Subscribed            Deficit)            Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Restated)
Balances, December 31, 1997,
     as previously reported                       6,121,750   $   17,341,900    $     (307,500)  $       3,692,600   $   20,727,000

Prior period adjustment (Note 10)                         -                -                 -            (159,200)        (159,200)
                                               ------------    -------------     -------------    ----------------    -------------

Balances, December 31, 1997,
     restated                                     6,121,750       17,341,900          (307,500)          3,533,400       20,567,800

Sales of common stock (Note 4)                      510,638          750,000                 -                   -          750,000

Net loss                                                  -                -                 -          (6,333,700)      (6,333,700)
                                               ------------    -------------     -------------    ----------------    -------------

Balances, September 30, 1998                      6,632,388       18,091,900          (307,500)         (2,800,300)      14,984,100

Issuance of common stock on
     exercise of stock options (Note 9)              18,100           41,500                 -                   -           41,500

Proceeds from common stock
     subscribed (Note 4)                                  -                -           307,500                   -          307,500

Net income                                                -                -                 -             600,600          600,600
                                               ------------    -------------     -------------    ----------------    -------------

Balances, October 3, 1999                         6,650,488   $   18,133,400    $            -   $      (2,199,700)  $   15,933,700

Issuance of common stock on
     exercise of stock options (Note 9)              91,400          242,400                 -                   -          242,400

Issuance of common stock on
     exercise of warrants (Note 4)                  100,000          146,900                 -                   -          146,900

Net income                                                -                -                 -             522,400          522,400
                                               ------------    -------------     -------------    ----------------    -------------

Balances, October 1, 2000                         6,841,888   $   18,522,700    $            -   $      (1,677,300)  $   16,845,400
                                               ============    =============     =============    ================    =============


                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.


                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                               Nine Months
                                                                       Year Ended          Year Ended                Ended
                                                                       October 1,          October 3,        September 30,
                                                                             2000                1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                          $         522,400    $        600,600     $     (6,333,700)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
           Depreciation and amortization                                1,357,200           1,842,000            1,494,100
           Gain on disposal of capital equipment                          (48,000)                  -               (2,500)
           Allowance for doubtful accounts                               (233,500)             84,000                    -
           Deferred income taxes                                                -                   -              202,400
           Inventory write-down (Note 1)                                        -                   -            4,172,400
           Changes in assets and liabilities:
                Accounts receivable                                     3,398,100            (344,000)           2,228,400
                Inventories                                              (344,000)            697,300           (4,608,900)
                Prepaid expenses and other current assets                   4,100             193,200               39,900
                Income taxes receivable                                    68,000              22,000              432,000
                Accounts payable                                         (672,900)           (867,200)             574,000
                Accrued payroll and vacation                              (52,400)            (14,000)              92,400
                Accrued commissions                                        75,300                   -                    -
                Other accrued expenses                                      8,500            (163,000)              27,000
                Income taxes payable                                        5,200                   -                    -
                                                                 ----------------     ---------------      ---------------
Net cash provided by (used in) operating activities                     4,088,000           2,050,900           (1,682,500)
                                                                 ----------------     ---------------      ---------------

Cash flows from investing activities:
     Capital expenditures                                                (247,800)           (430,200)            (924,800)
     Proceeds from sale of capital equipment                              158,100                   -                2,500
     Other assets                                                          49,500             288,700              628,800
                                                                 ----------------     ---------------      ---------------
Net cash used in investing activities                                     (40,200)           (141,500)            (293,500)
                                                                 ----------------     ---------------      ---------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                               389,300              41,500              750,000
     Receipt of common stock subscription receivable                            -             307,500                    -
     Proceeds from bank borrowings                                              -             693,300            2,325,000
     Repayments of bank borrowings                                     (3,490,000)         (2,553,300)            (500,000)
     Proceeds from notes payable, related party                                 -             250,000                    -
     Payment of notes payable, related party                             (250,000)                  -                    -
     Payments of capital lease obligations                               (181,500)           (553,600)            (544,000)
                                                                 ----------------     ---------------      ---------------
Net cash (used in) provided by financing activities                    (3,532,200)         (1,814,600)           2,031,000
                                                                 ----------------     ---------------      ---------------

Net increase in cash and cash equivalents                                 515,600              94,800               55,000

Cash and cash equivalents, beginning of period                            237,700             142,900               87,900
                                                                 ----------------     ---------------      ---------------

Cash and cash equivalents, end of period                        $         753,300    $        237,700     $        142,900
                                                                 ================     ===============      ===============


                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                           LOGIC DEVICES INCORPORATED

                         SUMMARY OF ACCOUNTING POLICIES


The Company

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company's products include high speed digital signal processing chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LOGIC Devices International, a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year

In 1998, the Company changed its reporting period from a calendar year ending December 31 to a fiscal year ending September 30.

Effective September 16, 1999, the Company adopted a fiscal year consisting of 52 weeks of seven days, ending on Sundays. As a result of this change, the Company's 2000 and 1999 fiscal years ended on October 1 and October 3, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (Notes 1, 2 and 12).

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

                         SUMMARY OF ACCOUNTING POLICIES


Costs in Excess of Fair Value of Net Assets Acquired

The Company amortizes costs in excess of the fair value of identifiable net assets acquired on a straight-line basis, over ten years.

Capitalized Software Costs

Internal test computer software development costs are capitalized as incurred during the application development stage, as defined by SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The capitalized software costs are amortized on a straight-line basis over the shorter of the related expected product life cycle or five years.

Revenue Recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax basis of assets, liabilities, and carryforwards using enacted tax rates. Valuation allowances are established for deferred tax assets to the extent of the likelihood that the deferred tax assets may not be realized.

Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common shares, by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is similar to basic income (loss) per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, contingent shares, and the conversion of preferred stock, as if they had been issued.

For the fiscal years ended October 1, 2000 and October 3, 1999, there is no difference between basic and diluted income (loss) per share, as the number of stock options with a dilutive effect was minimal in fiscal 2000, and there were no dilutive stock options in fiscal 1999. For fiscal 2000 and 1999, options to purchase 634,000 and 1,061,400 shares of common stock were excluded from the computation of diluted income (loss) per share since their effect would be antidilutive.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these items. The Company's bank borrowings approximate book value because the interest rate fluctuates with changes in the prime rate. The Company's capital lease obligations and notes payable-related party approximate fair value, based on rates currently available from the bank for debt with similar terms and maturities.

                           LOGIC DEVICES INCORPORATED

                         SUMMARY OF ACCOUNTING POLICIES


Long-Lived Assets

Long-lived assets, including property and equipment, goodwill, and other intangible assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amounts over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, the Company uses undiscounted future cash flows without interest charges compared to the carrying value of the assets.

Stock-based Compensation

The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, but are required to disclose pro forma net income (loss) and income (loss) per share as if the fair value method had been adopted. The Company has elected to continue to account for employee stock-based compensation under APB No. 25.

Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The president (the chief operating decision maker) evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

Adoption of New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 2000, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to have a material impact on the Company's financial position, results of operations, or cash flows.

                           LOGIC DEVICES INCORPORATED

                         SUMMARY OF ACCOUNTING POLICIES


In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS RESTRUCTURING

     In September 1998, in connection with management's plan (the Plan) to pursue a proprietary product strategy in the High Definition Television
     (HDTV) market, reduce costs, and improve operating efficiencies, the Company recorded a write-down of inventory for $4,172,400. In addition, the Company wrote-off $315,600 of prepaid purchases from a wafer supplier. The principal actions in the Plan involved the shift of the Company's product lines from "plug-compatible" integrated circuits to proprietary products, the changing of the make-up of its marketing sales force, and the consolidation of its support infrastructure.

2.   INVENTORIES

     A summary of inventories follows:

                                                     October 1,       October 3,
                                                           2000             1999
                                                  -------------    -------------

         Raw materials                           $    3,826,400   $    3,618,800
         Work-in-process                              5,573,900        4,908,800
         Finished goods                               2,782,000        3,310,700
                                                  -------------    -------------

                                                 $   12,182,300   $   11,838,300
                                                  =============    =============


3.   PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                     October 1,       October 3,
                                                           2000             1999
                                                  -------------    -------------

         Equipment                               $    4,838,200   $    5,699,600
         Tooling costs                                2,962,500        5,206,600
         Leasehold improvements                         225,200          225,200
                                                  -------------    -------------
                                                      8,025,900       11,131,400

         Less accumulated depreciation and
           amortization                               5,602,200        7,589,800
                                                  -------------    -------------

                                                 $    2,423,700   $    3,541,600
                                                  =============    =============

     Equipment under capital lease obligations aggregated $362,800 and $1,013,400 as of October 1, 2000 and October 3, 1999, with related accumulated amortization of $179,100 and $605,300, respectively. For fiscal years 2000, 1999, and 1998, amortization expense for equipment under capital lease obligations was $120,000, $225,200, and $462,400, respectively.

4.   RELATED PARTY TRANSACTIONS

     During 1999, the Company received funds pursuant to two notes payable from principal shareholders aggregating $250,000. The notes bore interest at the bank's prime rate (8.25% at October 3, 1999) plus 2% and were paid in full during the fiscal year ended October 1, 2000.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 1995, the Company granted 220,000 warrants to three non-employee directors to purchase the Company's common stock. In 1996, 120,000 of these warrants were exercised at the original exercise price of $2.5625 via the issuance of two promissory notes bearing interest at a reference rate plus 2%. These notes were included in common stock subscribed in the accompanying consolidated financial statements, and were repaid during fiscal 1999. The remaining warrants for 100,000 shares were exercised at $1.48675 on February 15, 2000.

     During 1998, the Company sold a total of 510,638 shares of common stock to the President of the Company and a partnership consisting of trusts, beneficiaries of which are family members of one of the Company's directors, but not the director himself, for an aggregate price of $750,000.

5.   OTHER ASSETS

     A summary of other assets follows:

                                                                                   October 1,           October 3,
                                                                                         2000                 1999
                                                                                -------------        -------------
         Capitalized software, net of accumulated amortization
           of $2,218,100 and $2,070,500, respectively                          $      124,400       $      272,000
         Costs in excess of fair value of net assets acquired,
           net of accumulated amortization of $168,500 and
           $137,800, respectively                                                     141,000              171,700
         Deposits and other assets                                                     79,700              122,700
                                                                                -------------        -------------

                                                                               $      345,100       $      566,400
                                                                                =============        =============


     In both fiscal years ended October 1, 2000 and October 3, 1999, amortization expense for other assets totaled $178,300, and for the nine months ended September 30, 1998, amortization expense for other assets was $133,600.

6.   BANK BORROWINGS

     The Company has a revolving line of credit up to $2,000,000, with a bank, which expires on July 31, 2001, bears interest at the bank's prime rate (9.50% at October 1, 2000) plus 0.25%, is secured by all the Company's assets, and is guaranteed, in part, by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of 1.1 to 1.0, maintain a quarterly debt-to-effective tangible net worth ratio of not more than 0.60 to 1.0, maintain a quarterly effective tangible net worth of at least $16.5 million plus 50 percent of the previous quarter's cumulative net earnings, and have positive net earnings as of the end of each fiscal year. Borrowings supported by export-related inventory are required to not exceed 70% of the total outstanding borrowings. Under the terms of its line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. As of October 1, 2000, the Company had a zero balance and was in compliance with these covenants.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   BENEFIT (PROVISION) FOR INCOME TAXES

     The benefit (provision) for income taxes for the fiscal years ended October 1, 2000 and October 3, 1999, and the nine months ended September 30, 1998, comprise:

                                  Current           Deferred             Total
                              -----------        -----------       -----------
     2000

         Federal             $     21,800       $          -      $     21,800
         State                    (11,600)                 -           (11,200)
                              -----------        -----------       -----------

                             $     10,200       $          -      $     10,200
                              ===========        ===========       ===========


                                  Current           Deferred             Total
                              -----------        -----------       -----------
     1999

         Federal             $    (18,000)      $          -      $    (18,000)
         State                     (2,000)                 -            (2,000)
                              -----------        -----------       -----------

                             $    (20,000)      $          -      $    (20,000)
                              ===========        ===========       ===========


                                  Current           Deferred             Total
                              -----------        -----------       -----------
     1997

         Federal             $    240,900       $    (91,600)     $    149,300
         State                      6,200           (110,800)         (104,600)
                              -----------        -----------       -----------

                             $    247,100       $   (202,400)     $     44,700
                              ===========        ===========       ===========


     The following summarizes the difference between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate of 34% in 2000, 1999, and 1998, to income (loss) before taxes:

                                                               2000            1999            1998
                                                       ------------    ------------    ------------
         Federal income tax at statutory rate         $    (174,100)  $    (211,000)  $   2,168,600
         Tax credit carryforwards                            34,700         362,300               -
         State income taxes, net of federal
           tax benefit                                       (7,700)        (36,200)        389,000
         Stock option and warrant exercises                 171,000               -               -
         Other, net                                          50,000         132,600          (5,000)
         Valuation allowance                                (63,700)       (267,700)     (2,507,900)
                                                       ------------    ------------    ------------

                                                      $      10,200   $     (20,000)  $      44,700
                                                       ============    ============    ============

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred tax assets and liabilities comprise the following:

                                                    October 1,      October 3,
                                                          2000            1999
                                                 -------------    ------------
         Deferred tax assets
           Net operating loss carryforwards     $    1,450,900   $   1,442,300
           Reserves not currently deductible         1,085,000         867,500
           Capitalized inventory costs                 456,700         229,200
           Tax credit carryforwards                    397,000         362,300
           Distributor sales reserves                   13,700          20,000
           Other                                        39,700               -
                                                 -------------    ------------

              Gross deferred tax assets              3,443,000       2,921,300
                                                 -------------    ------------

         Deferred tax liabilities
           State tax benefit                          (296,300)              -
           Depreciation                               (254,100)        (97,300)
           Capitalized software costs                  (53,300)        (48,400)
                                                 -------------    ------------
              Gross deferred tax liabilities          (603,700)       (145,700)
                                                 -------------    ------------

         Net deferred tax assets                     2,839,300       2,775,600

         Valuation allowance                        (2,839,300)     (2,775,600)
                                                 -------------    ------------

         Net deferred taxes                     $            -   $           -
                                                 =============    ============

     The valuation allowance was increased $63,700 from 1999 to 2000. This was the result of an increase of the net deferred tax assets, primarily non-deductible reserves and capitalized inventory costs. Because the Company management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

     As of October 1, 2000, the Company has Federal and State net operating loss carryforwards (NOLs) totaling approximately $3,518,000 and $2,881,000, respectively, available to offset future taxable income. These NOLs expire at various times through 2020 and 2005, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $45,000 and $57,000, respectively, expiring at various times through 2020. The Company has state manufacturing tax credit carryforwards totaling approximately $295,000, which expire at various times through 2010.

8.   COMMITMENTS

     The Company leases its facilities and certain equipment under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense related to these operating leases was $981,700, $1,293,500, and $1,049,500, for the fiscal years ended October 1, 2000 and October 3, 1999, and the nine months ended September 30, 1998, respectively.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of future minimum lease payments under capitalized leases, together with the present value of such minimum lease payments and future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

                                                                                  Capitalized            Operating
                                                                                       Leases               Leases
                                                                                -------------        -------------
     Fiscal years ended:

         September 30, 2001                                                    $      202,100       $      583,300
         September 29, 2002                                                            39,100              572,600
         September 28, 2003                                                                 -              295,400
         September 27, 2004                                                                 -              193,300
         Thereafter                                                                         -               80,600
                                                                                -------------        -------------

         Future minimum lease payments                                                241,200       $    1,725,200
                                                                                                     =============

         Less amounts representing interest (4.08% to 12.24%)                           8,700
                                                                                -------------

         Present value of future minimum lease payments                               232,500

         Less current portion                                                         194,200
                                                                                -------------

                                                                               $       38,300
                                                                                =============

9.   SHAREHOLDERS' EQUITY

     Stock Option Plan

     The Company issues common stock options to its employees, certain consultants, and its certain of its board members. Options granted to its employees and consultants generally vest over four years, expire ten years from the date of grant, and have exercise prices ranging from $2.03 to $8.00 per share. Options granted to board members generally vest immediately, expire five years from the date of grant, and have exercise prices ranging from $2.75 to $5.56 per share. A summary of the status of the Company's stock option plan as of October 1, 2000, October 3, 1999, and September 30, 1998, and changes during the fiscal periods then ended, is presented in the following table:

                                                        Options Outstanding
                       ------------------------------------------------------------------------------------
                            October 1, 2000               October 3, 1999            September 30, 1998
                       -------------------------     --------------------------  --------------------------
                                       Wtd. Avg.                      Wtd. Avg.                   Wtd. Avg.
                          Shares      Ex. Price          Shares      Ex. Price       Shares       Ex. Price
                       -------------------------     --------------------------  --------------------------
     Beginning           1,061,400    $   3.087          818,000     $   3.015       261,000      $   3.402
     Granted               115,000    $   3.832          301,000     $   3.216       629,000      $   2.934
     Exercised             (91,400)   $   2.653          (18,100)    $   2.290             -              -
     Forfeited            (330,200)   $   3.444          (39,500)    $   2.984       (72,000)     $   3.706
                       -----------                   -----------                 -----------

     Ending                754,800    $   3.076        1,061,400     $   3.087       818,000      $   3.015
                       ===========     ========       ==========      ========   ===========       ========

     Exercisable at
       year-end:           656,900                       754,200                     175,400
                       ===========                    ==========                 ===========

Weighted-average
       fair value of
       options granted
       during period                  $   3.432                      $    3.216                   $   2.934
                                       ========                       =========                    ========

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding as of October 1, 2000:


                          Options Outstanding             Options Exercisable
               --------------------------------------  -------------------------
                               Wtd. Avg.
   Range of        Number     Remaining     Wtd. Avg.     Number       Wtd. Avg.
   Exercise      Outstanding  Contractual   Exercise    Exercisable    Exercise
    Prices       at 10/03/99     Life         Price     at 10/03/99      Price
-------------- --------------------------------------  -------------------------

$2.000 - 4.000       696,300   7.9 years   $    2.802      598,400    $    2.799
$4.001 - 6.000        40,000   9.5 years   $    5.563       40,000    $    5.563
$6.001 - 8.000        18,500   5.3 years   $    8.000       18,500    $    8.000
               -------------                           -----------

                     754,800               $    3.071      656,900    $    3.114
               =============                =========  ===========     =========


     The difference between the exercise price and the fair market value of the options issued on the dates of grant is accounted for an unearned compensation and amortized to expense over the related vesting period. As discussed in the Summary of Accounting Policies, the Company follows APB No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the Company would have incurred an additional $509,200, $317,300, and $306,200 in related compensation expenses during the fiscal years ended October 1, 2000 and October 3, 1999, and the nine months ended September 30, 1998, respectively. Under the provisions of SFAS No. 123, the pro forma net income (loss) and basic and diluted income (loss) per share for the fiscal years ended October 1, 2000 and October 3, 1999, and the nine months ended September 30, 1998, follows:

                                                         2000               1999               1998
                                                 ------------       ------------       ------------
     Net income (loss)

         As reported                            $     522,400      $     600,600      $  (6,333,700)
                                                 ============       ============       ============

         Pro forma                              $      13,200      $     283,300      $  (6,639,900)
                                                 ============       ============       ============

     Basic and diluted earnings (loss)
       per share

         As reported                            $        0.08      $        0.09      $       (1.03)
                                                 ============       ============        ===========

         Pro forma                              $        0.00      $        0.04      $       (1.07)
                                                 ============       ============        ===========

     The pro forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                           2000        1999        1998
                                       --------    --------    --------

         Expected life (in years)           3.0         4.0         4.0
         Risk-free interest rate           6.0%        6.2%        4.4%
         Volatility                       72.0%       91.0%      111.0%
         Dividend yield                     0.0         0.0         0.0

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's options have characteristics significantly different from those of trading options, management believes that the existing pricing models do not necessarily provide a reliable single measure of the fair value of its options.

10.  RESTATEMENT

     During the fiscal year ended October 1, 2000, the Company restated its previously issued October 3, 1999 consolidated financial statements to reflect the correction of various errors that arose in fiscal years prior to fiscal 1998, relating primarily to the accounting for certain purchased and leased assets.

     A summary of the significant effects of this restatement follows:

                                                        October 3, 1999
                                              ---------------------------------
                                              As Previously
                                                   Reported         As Restated
                                              -------------       -------------

         Property and equipment, net          $   3,702,000       $   3,541,600
         Other assets                         $     502,400       $     566,400
         Accrued expenses                     $     388,700       $     428,700
         Capital lease obligations            $     400,900       $     423,700
         Accumulated deficit                  $  (2,040,500)      $  (2,199,700)

     At December 31, 1997, retained earnings were decreased by $159,200 from previously reported amounts. However, the restatement had no effect on the earnings of any of the fiscal periods subsequently reported.

11.  MAJOR CUSTOMERS, MAJOR SUPPLIERS AND EXPORT SALES

     Major Customers and Suppliers

     For the fiscal year ended October 1, 2000, two customers accounted for approximately 31% and 10% of net revenues, one of which is the Company's exclusive domestic distributor, with accounts receivable of $615,200 and $209,800, respectively, as of October 1, 2000. For the fiscal year ended October 3, 1999, one customer accounted for approximately 35% of net revenues, with accounts receivable of $1,820,500 as of October 3, 1999. For the nine months ended September 30, 1998, three customers accounted for approximately 27%, 12%, and 12%, respectively, of net revenues, with accounts receivable of $434,600, $51,300, and $55,700 as of September 30, 1998, respectively.

     The Company had no suppliers that comprised 10% or more of its purchases in fiscal 2000, 1999, and 1998.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Export Sales

     The Company had the following export sales:

                                           2000            1999            1998
                                   ------------    ------------    ------------

         Western Europe           $   3,520,500   $   3,204,600   $   3,542,200
         Far East                     1,106,700         857,000         734,700
         Other                           19,000          96,400         226,800
                                   ------------    ------------    ------------

                                  $   4,646,200   $   4,158,000   $   4,503,700
                                   ============    ============    ============


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

     The Company currently is dependent on one supplier as its primary wafer-processing source. If this supply was to be interrupted or the pricing was to become unfavorable to the Company, this could have a material adverse impact on the Company's operations

     The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Demand will differ from forecasts and such differences may have a material effect on actual operations.

13.  STATEMENTS OF CASH FLOWS

     The Company paid $314,100, $557,600, and $402,400 for interest in the fiscal years ended October 1, 2000 and October 3, 1999, and in the nine-months ended September 30, 1998, respectively. The Company paid $3,800 for income taxes in fiscal year ended October 1, 2000. The Company did not make any income tax payments during 1999 and 1998.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Non-cash investing and financing activities for fiscal 2000 consisted of the acquisition of $40,200 of equipment under capital leases. There were no non-cash investing and financing activities during fiscal 1999. Non-cash investing and financing activities for the fiscal period ended September 30, 1998, consisted of the acquisition of $134,700 of equipment under capital leases.

14.  CONTINGENCIES

     On July 28, 2000, the Company filed a Statement of Claim with the American Arbitration Association in San Francisco, California, against All American Semiconductor (All American) seeking a declaratory judgment that All American breached the inventory stocking requirements and payment terms of their Exclusive Distributor Agreement (the Distributor Agreement). The Company also seeks to recover any money damages it has suffered as a result of such breaches. In the Distributor Agreement, the Company appoints All American as its exclusive domestic distributor, except for sales to certain specified OEMs, and All American agrees to, among other things, maintain certain paid levels of inventory. All American has filed a response to the Statement of Claim and a counterclaim against the Company and its president, William J. Volz. All American alleges that the Company sold products in North America without using All American as its distributor, and seeks to recover money damages from such sales. The Company has filed an answer and affirmative defenses to the counterclaim denying those allegations. On October 6, 2000, the Company also sent a notice terminating the Distributor Agreement, effective December 31, 2000, pursuant to its terms.

     Management is unable at this time to predict the likely outcome of these actions and is unable to determine any range of loss should the Company not prevail with respect to its claims against All-American or the counterclaims filed by All-American against the Company.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this report:

            (1) The Company's Consolidated Financial Statements and Notes to
                Consolidated Financial Statements appear at pages 19 to 36 of this report; see Index to Consolidated Financial Statements at page 18 of this report.

            (2) The Consolidated Financial Statement Schedule appears on page 38 of this report; see Index to Consolidated Financial Statements Schedule at page 18 of this report.

            (3) The Index to Exhibits appears at page 40 of this report.

        (b) Reports on Form 8-K: During the last quarter of fiscal 2000, the Company filed no current reports on Form 8-K.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                            Balance       Charged
                                              at          to costs                    Balance
                                           beginning        and                      at end of
Description                                of period      expenses      Deductions     period
-----------                              ------------   -----------     ----------   ----------
2000

Allowance for:

   Doubtful accounts                    $     253,500   $         -    $   233,500  $    20,000

   Inventory reserve                    $   1,784,200   $   652,100    $         -  $ 2,436,300

   Sales returns                        $      50,000   $         -    $    18,000  $    32,000

1999

Allowance for:

   Doubtful accounts                    $     169,500   $    84,000    $         -  $   253,500

   Inventory reserve                    $     590,000   $ 1,194,200    $         -  $ 1,784,200

   Sales returns                        $     149,100   $         -    $    99,100  $    50,000


1998

Allowance for:

   Doubtful accounts                    $     169,500   $         -    $         -  $   169,500

   Inventory reserve                    $     500,000   $    90,000    $         -  $   590,000

   Sales returns                        $     200,500   $   234,000    $   285,400  $   149,100

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Date: December 6, 2000                    By:  /s/ William J. Volz
                                              --------------------------------
                                              William J. Volz, President and
                                              Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                   Title                       Date
     ---------                   -----                       ----

     /s/ William J. Volz         President                   December 6, 2000
     --------------------------  (Principal Executive
         William J. Volz         Officer)


     /s/ Kimiko Lauris           Chief Financial Officer     December 6, 2000
     --------------------------  (Principal Financial and
         Kimiko Lauris           Accounting Officer)



     /s/ Howard L. Farkas        Chairman of the             December 6, 2000
     --------------------------  Board of Directors
         Howard L. Farkas


     /s/ Burton W. Kanter        Director                    December 6, 2000
     --------------------------
         Burton W. Kanter

     /s/ Albert Morrison, Jr.    Director                    December 6, 2000
     --------------------------
         Albert Morrison, Jr.


     /s/ Frederic J. Harris      Director                    December 6, 2000
     --------------------------
         Frederic J. Harris

                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------

3.1      Articles of Incorporation, as amended. [3.1] (1)
3.2      Bylaws, as amended. [3.2] (1)
10.1 Real Estate lease regarding Registrant's Sunnyvale facilities. [10.1] (2)
10.2     LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3     LOGIC Devices Incorporated 1999 Director Stock Incentive
         Plan. [10.1] (4)
10.4 Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
27.1     Financial Data Schedule.

----------
[ ] Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1) Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2) Registration Statement of Form S-3, as filed with the SEC on November 21, 1996 [Registration No. 333-16591].
(3) Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4) Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 14, 1999.
(5) Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.