Form 10-Q
period 2000-12-31
LOGIC DEVICES INC
filed 2001-01-26
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                DECEMBER 31, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On January 26, 2001, 6,841,888 shares of Common Stock, without par value, were issued and outstanding.

                           LOGIC DEVICES INCORPORATED

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Part I. - Financial Information

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2000
              and October 1, 2000                                                                           3

         Consolidated Statements of Income for the three months
              ended December 31, 2000 and January 2, 2000                                                   4

         Consolidated Statements of Cash Flows for the three months
              ended December 31, 2000 and January 2, 2000                                                   5

         Notes to Consolidated Financial Statements                                                         6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                 8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   11

Part II. - Other Information                                                                               12

     Item 1.  Legal Proceedings                                                                            12

     Item 6.  Exhibits and Reports on Form 8-K                                                             12

         Signatures                                                                                        13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31                 October 1,
                                                                            2000                        2000
                                                                      -----------------         ------------------
                                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $          777,800        $           753,300
     Accounts receivable, net of allowance                                    2,203,100                  1,648,800
     Inventories                                                             12,253,600                 12,182,300
     Prepaid expenses and other assets                                          578,400                    235,300
                                                                      -----------------         ------------------
         Total current assets                                                15,812,900                 14,819,700

Property and equipment, net                                                   2,217,300                  2,423,700
Other assets                                                                    291,300                    345,100
                                                                      -----------------         ------------------
                                                                     $       18,321,500        $        17,588,500
                                                                      =================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $          798,100        $            45,300
     Accrued payroll and vacation                                               126,300                    153,500
     Accrued commissions                                                         40,000                    115,300
     Other accrued expenses                                                     200,100                    191,300
     Current portion, capital lease obligations                                 178,800                    194,200
     Income taxes payable                                                         4,300                      5,200
                                                                      -----------------         ------------------
         Total current liabilities                                            1,347,600                    704,800

Capital lease obligations, net of current portion                                31,200                     38,300
                                                                      -----------------         ------------------
         Total liabilities                                                    1,378,800                    743,100
                                                                      -----------------         ------------------

Shareholders' equity:
     Common stock                                                            18,522,700                 18,522,700
     Accumulated deficit                                                     (1,580,000)                (1,677,300)
                                                                      -----------------         ------------------
         Total shareholders' equity                                          16,942,700                 16,845,400
                                                                      -----------------         ------------------
                                                                     $       18,321,500        $        17,588,500
                                                                      =================         ==================


                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                                               For the fiscal quarter ended
                                                                      --------------------------------------------
                                                                         December 31,                 January 2,
                                                                             2000                        2000
                                                                      -----------------         ------------------
Net revenues                                                         $        3,058,000        $         3,009,800

Cost of revenues                                                              1,840,400                  1,809,600
                                                                      -----------------         ------------------

              Gross margin                                                    1,217,600                  1,200,200
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   367,300                    428,900
     Selling, general and administrative                                        745,400                    605,500
                                                                      -----------------         ------------------
         Total operating expenses                                             1,112,700                  1,034,400
                                                                      -----------------         ------------------

              Income from operations                                            104,900                    165,800

Other expense, net                                                                6,900                     76,900
                                                                      -----------------         ------------------

              Income before income taxes                                         98,100                     88,800

Income tax provision                                                                800                        800
                                                                      -----------------         ------------------

              Net income                                             $           97,300        $            88,000
                                                                      =================         ==================

Basic and diluted income per common share                            $             0.01        $              0.01
                                                                      =================         ==================

Weighted average common shares outstanding                           $        6,841,888        $         6,650,488
                                                                      =================         ==================


                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                      For the fiscal quarter ended
                                                                              --------------------------------------------
                                                                                 December 31,                January 2,
                                                                                     2000                       2000
                                                                              -----------------          -----------------
Cash flows from operating activities:
     Net income                                                              $           97,300         $           88,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                  314,400                    379,000
         Allowance for doubtful accounts                                                 77,000                          -
         Change in operating assets and liabilities:
              Accounts receivable                                                      (631,300)                 1,671,700
              Inventories                                                               (71,300)                  (213,700)
              Prepaid expenses and other current assets                                (343,100)                   (25,300)
              Income taxes receivable                                                         -                     68,000
              Accounts payable                                                          752,800                    (53,200)
              Accrued payroll and vacation                                              (27,200)                   (54,900)
              Accrued commissions                                                       (75,300)                         -
              Other accrued expenses                                                      8,800                     80,000
              Income taxes payable                                                         (900)                    21,800
                                                                              -----------------          -----------------
                  Net cash provided by operating activities                             101,200                  1,961,400
                                                                              -----------------          -----------------

Cash flows from investing activities:
     Capital expenditures                                                               (28,600)                  (122,800)
     Decrease in other assets                                                             1,300                     31,900
                                                                              -----------------          -----------------
                  Net cash used in investing activities                                 (27,300)                   (90,900)
                                                                              -----------------          -----------------

Cash flows from financing activities:
     Bank borrowing, net                                                                      -                   (822,700)
     Repayment of capital lease obligations                                             (49,400)                   (59,000)
     Repayment of notes payable, related party                                                -                   (250,000)
                                                                              -----------------          -----------------
                  Net cash used in financing activities                                 (49,400)                (1,131,700)
                                                                              -----------------          -----------------

Net increase in cash and cash equivalents                                                24,500                    738,800

Cash and cash equivalents, beginning of period                                          753,300                    237,700
                                                                              -----------------          -----------------

Cash and cash equivalents, end of period                                     $          777,800         $          976,500
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

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with generally accepted accounting principles. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal year ended October 1, 2000 and October 3, 1999, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(B)    INVENTORIES

       A summary of inventories follows:

                                            December 31,            October 1,
                                                2000                   2000
                                        -----------------       ----------------

           Raw materials               $        4,433,900      $       3,826,400
           Work-in-process                      5,164,200              5,573,900
           Finished goods                       2,655,500              2,782,000
                                        -----------------       ----------------
                                       $       12,253,600     $      12,182,300
                                        =================      =================

       Based on forecasted fiscal year 2001 sales levels, the Company has on hand inventories aggregating approximately twelve months of sales.

(C)    STATEMENT OF CASH FLOWS

       During the quarter ended December 31, 2000, the Company's non-cash investing and financing activities included the acquisition of $34,800 of equipment under capital lease. There were no non-cash investing and financing activities in the quarter ended January 2, 2000.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

(D)    FINANCING

       On July 27, 2000, the Company obtained a line of credit from Comerica Bank - California, with an availability of up to $2,000,000. The line of credit bears interest at prime (9.50% at December 31, 2000) plus 0.25%, matures on July 31, 2001, is secured by all of the Company's assets, and is guaranteed, in part, by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of 1.1/1.0, a quarterly debt to tangible net worth of no more than 0.6/1.0, a quarterly tangible net worth of at least $16.5 million plus 50% of the quarter's net profit, and annual profitability. On December 31, 2000, the Company had no outstanding balance and was in compliance with the covenants.

       Under the terms of its line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some forward-looking statements are identified by words "believe," "expect," "anticipate," "project," and similar expressions. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" in the Annual Report on Form 10-K for the Company's fiscal year ended October 1, 2000 and elsewhere in Management's Discussion and Analysis of Financial Conditions and Results of Operations in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

         Net revenues increased by 2% from $3,009,800, for the three months ended January 2, 2000, to $3,058,000, for the three months ended December 31, 2000, which is the Company's first fiscal quarter of 2001.

Expenses

         Cost of revenues increased 2% from $1,809,600 in the three months ended January 2, 2000 to $1,840,400 in the three months ended December 31, 2000. Gross profit increased by 1%, from $1,200,200 in the fiscal 2000 period to $1,217,600 in the fiscal 2001 period. As a percentage of net revenues, gross profit margin remained consistent at 40%, as the Company continues to reduce its product offerings while focusing on more proprietary products.

         Research and development expense decreased from $428,900 (14% of net revenues) in the fiscal 2000 period to $367,300 (12% of net revenues) in the fiscal 2001 period. In fiscal 1999 and 2000, the Company invested heavily in new product development. The Company plans to continue its substantial investments in new product research and development throughout fiscal 2001.

         Selling, general and administrative expense increased from $605,500 (20% of net revenues) in the fiscal 2000 period to $745,400 (24% of net revenues) in the fiscal 2001 period.

The Company had income from operations for the fiscal 2001 period of $104,900 versus income of $165,800 in fiscal 2000, due to the increase in selling, general and administrative costs while the gross margin remained consistent.

         For the fiscal 2001 period, the Company had other expense of $6,900 versus other expense of $76,900 in the fiscal 2000 period, consisting mainly of interest expense. The decrease is due to the Company having no outstanding balance on its line of credit since August 2000.

         As a result of the foregoing, the Company enjoyed an 11% increase in net income from $88,000 in the fiscal 2000 period to $97,300 in the fiscal 2001 period.

Liquidity and Capital Resources

Cash Flows

         For the three months ended December 31, 2000, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $411,700, a slight decrease from the fiscal 2000 period after-tax cash earnings of $467,000.

         During the fiscal 2001 period, the after-tax cash earnings of $411,700 were reduced by an increase in prepaid raw materials of $220,000, the purchases of over $600,000 of wafers, and the payment of $75,300 in accrued commissions. This, in combination with an increase in accounts receivable of $631,300 and in accounts payable of $752,800, resulted in net cash from operations totaling $101,200. Due to the Company's success in reducing its debt in the prior fiscal year, the Company is now able to direct more of its cash earnings into operations rather than toward financing activities.

         During the fiscal 2000 period, after-tax cash earnings of $467,000, a decrease in accounts receivable of $1,671,700 and the receipt of a net income tax receivable of $68,000 funded increases in inventories of $213,700 and accounts payable of $53,200, and increases in prepaid expenses of $25,300. This resulted in total net cash provided by operations of $1,961,400. The Company used these funds to reduce its bank debt by $822,700, to repay capital lease obligations of $59,000, and to repay two related party notes payable totaling $250,000.

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

         The Company is continuing its shift to higher value proprietary products, while reducing the total number of products that it offers. As this transition continues, the Company expects to improve its sales to inventory ratio.

         The Company provides reserves for product material that is over one year old, with no backlog or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. While the Company has been actively attempting to reduce inventory levels over the past several quarters, it made large purchases of wafers during the quarter ended December 31, 2000, as the wafer fabricating capacity continues to be tight. The Company felt it was necessary to take advantage of available capacity from its primary supplier in order to prepare itself for future sales.

         The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to two-thirds of the quarterly revenues may be shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30 day terms. The Company continues to work to accelerate collections and to work closely with customers to spread their orders and shipments throughout the quarter, which reduces the ending accounts receivable balance.

         Although current levels of inventory impact the Company's liquidity, the Company believes that it is a cost of doing business given the Company's fabless operation. The Company feels it has made good progress in reducing its accounts receivable balance during the prior fiscal year, and plans to increase its efforts to reduce inventory during the coming year.

Financing

         The Company has a $2,000,000 line of credit with Comerica Bank-California, which bears interest at the bank's prime rate (9.50% at December 31, 2000) plus 0.25%, is secured by all the Company's assets, and is partially guaranteed by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of not less than 1.10 to 1.00, a quarterly maximum debt to tangible net worth ratio of no more than 0.60 to 1.00, a quarterly tangible net worth of at least $16.5 million plus 50% of the quarter's profits, and annual profitability. On December 31, 2000, the Company was in compliance with these covenants and had no outstanding balance. This line of credit matures on July 31, 2001.

         Under the terms of its line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future.

         While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide a sufficient base of liquidity for funding operations and capital needs to support the Company's operations.

Recent Developments

         The Company's corporate headquarters and sole production facility is located in Sunnyvale, California. The State of California and its two electricity utility companies, Pacific Gas and Electric Co. and Southern California Edison Co., have recently indicated that there is a statewide electricity shortage and that these utility companies are in poor financial condition. As a result of these problems, California has experienced temporary localized electricity outages, or rolling blackouts, which may continue or worsen into blackouts of longer duration in the future. The Company has inventory levels it deems adequate for approximately twelve months, and its silicon wafers are produced and its products are packaged by third parties located outside of the State of California. Nevertheless, the blackouts in Sunnyvale, California, even of relatively short duration, could impair or temporarily cease the Company's operations, not only with respect to oversight of existing operations, but also in the research and development of new products. The Company could not readily or inexpensively relocate its headquarters or production facility, even if such relocation would be beneficial to its business.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On July 28, 2000, the Company filed a Statement of Claim with the American Arbitration Association in San Francisco, California, against All American Semiconductor, Inc. ("All American") seeking a declaratory judgment that All American has breached the inventory stocking requirements and payment terms of the Exclusive Distributor Agreement between them (the "Agreement"). The Company also seeks to recover any money damages it suffered as a result of such breaches. The Agreement appointed All American as the Company's exclusive domestic distributor and requires it to, among other things, maintain certain levels of inventory. All American filed a response to the Statement of Claim and a counterclaim against the Company and its president, William J. Volz. All American alleges that the Company sold products in North America without using All American as its distributor, and seeks to recover money damages from such sales. The Company has filed an answer and affirmative defenses to the counterclaim denying those allegations. On October 6, 2000, the Company also sent a notice terminating the Agreement, effective December 31, 2000, pursuant to its terms. The parties are currently in settlement discussions. However, definitive documents reflecting such settlement have not been executed as of the date of this Quarterly Report on Form 10-Q, and such documents may never be executed if the parties cannot agree to the terms thereof.

         As a result of this termination and a possible settlement of the claims, the Company has reserved $252,000, as of December 31, 2000, for potential product returns from All American.

Item 2.  Changes in Securities and Use of Proceeds.

         Not Applicable.


Item 3.  Defaults Upon Senior Securities.

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.


Item 5. Other Information.

         Not Applicable.


Item 6. Exhibits and Reports on Form 8-K.

         (a) On December 20, 2000, the Company filed a Form 8-K, disclosing a change in independent accounting firms from BDO Seidman, LLP to Hood & Strong LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Logic Devices Incorporated
                                           (Registrant)


Date:  January 26, 2001                    By: /s/  William J. Volz
     ------------------------                 --------------------------
                                              William J. Volz
                                              President and Principal
                                              Executive Officer

Date:  January 26, 2001                    By: /s/  Kimiko Lauris
     ------------------------                 --------------------------
                                              Kimiko Lauris
                                              Chief Financial Officer and
                                              Principal Financial and
                                              Accounting Officer