Form 10-Q
period 2001-04-01
LOGIC DEVICES INC
filed 2001-04-30
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                  APRIL 1, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On April 30, 2001, 6,841,888 shares of common stock, without par value, were outstanding.




                                 1 of 15 Pages


                           LOGIC DEVICES INCORPORATED

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Part I.  Financial Information

         Item 1.    Financial Statements

         Consolidated Balance Sheets as of April 1, 2001 and October 1, 2000                                3

         Consolidated Statements of Income for the three months ended
              April 1, 2001 and April 2, 2000                                                               4

         Consolidated Statements of Income for the six months ended
              April 1, 2001 and April 2, 2000                                                               5

         Consolidated Statements of Cash Flows for the six months ended
              April 1, 2001 and April 2, 2000                                                               6

         Notes to Consolidated Financial Statements                                                         7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                     9

Part II. Other Information

         Item 1.    Legal Proceedings                                                                      13

         Item 4.    Submission of Matter to a Vote of Security Holders                                     13

         Item 6.    Exhibits and Reports on Form 8-K                                                       14

         Signatures                                                                                        15



                                 2 of 15 Pages

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                          April 1,                  October 1,
                                                                            2001                       2000
                                                                      -----------------         ------------------
                                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $          231,200        $           753,300
     Accounts receivable, net of allowance                                    2,511,300                  1,648,800
     Inventories                                                             12,854,800                 12,182,300
     Prepaid expenses and other assets                                          291,600                    235,300
                                                                      -----------------         ------------------
         Total current assets                                                15,888,900                 14,819,700

Property and equipment, net                                                   2,052,500                  2,423,700
Other assets                                                                    246,700                    345,100
                                                                      -----------------         ------------------
                                                                     $       18,188,100        $        17,588,500
                                                                      =================         ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank borrowings                                                 $          500,000        $                 -
     Accounts payable                                                           210,500                     45,300
     Accrued payroll and vacation                                               176,800                    153,500
     Accrued commissions                                                         40,000                    115,300
     Other accrued expenses                                                     189,700                    191,300
     Current portion, capital lease obligations                                  96,800                    194,200
     Income taxes payable                                                         3,500                      5,200
                                                                      -----------------         ------------------
         Total current liabilities                                            1,217,200                    704,800

Capital lease obligations, net of current portion                                16,300                     38,300
                                                                      -----------------         ------------------
         Total liabilities                                                    1,233,600                    743,100
                                                                      -----------------         ------------------

Shareholders' equity:
     Common stock                                                            18,522,700                 18,522,700
     Accumulated deficit                                                     (1,568,200)                (1,677,300)
                                                                      -----------------         ------------------
         Total shareholders' equity                                          16,954,500                 16,845,400
                                                                      -----------------         ------------------
                                                                     $       18,188,100        $        17,588,500
                                                                      =================         ==================




                                 3 of 15 Pages



                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

               Three months ended April 1, 2001 and April 2, 2000

                                   (unaudited)


                                                                            2001                       2000
                                                                      -----------------         ------------------
Net revenues                                                         $        2,539,600        $         2,768,800

Cost of revenues                                                              1,324,000                  1,533,800
                                                                      -----------------         ------------------

              Gross margin                                                    1,215,600                  1,235,000
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   447,000                    453,700
     Selling, general and administrative                                        745,400                    622,300
                                                                      -----------------         ------------------
         Total operating expenses                                             1,192,400                  1,076,000
                                                                      -----------------         ------------------

              Income from operations                                             23,200                    159,000

Other expense, net                                                                1,700                     65,600
                                                                      -----------------         ------------------

              Income before income taxes                                         21,500                     93,400

Income tax provision                                                              9,600                          -
                                                                      -----------------         ------------------

              Net income                                             $           11,900        $            93,400
                                                                      =================         ==================

Basic income per common share                                        $                -        $              0.01
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,841,888                  6,753,037
                                                                      =================         ==================

Diluted income per common share                                      $                -        $              0.01
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,841,888                  6,858,623
                                                                      =================         ==================




                                 4 of 15 Pages



                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                Six months ended April 1, 2001 and April 2, 2000

                                   (unaudited)


                                                                            2001                       2000
                                                                      -----------------         ------------------
Net revenues                                                         $        5,597,500        $         5,778,600

Cost of revenues                                                              3,164,300                  3,343,400
                                                                      -----------------         ------------------

              Gross margin                                                    2,433,200                  2,435,200
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   814,300                    882,600
     Selling, general and administrative                                      1,490,800                  1,227,900
                                                                      -----------------         ------------------
         Total operating expenses                                             2,305,100                  2,110,500
                                                                      -----------------         ------------------

              Income from operations                                            128,100                    324,700

Other expense, net                                                                8,600                    142,500
                                                                      -----------------         ------------------

              Income before income taxes                                        119,500                    182,200

Income tax provision                                                             10,400                        800
                                                                      -----------------         ------------------

              Net income                                             $          109,100        $           181,400
                                                                      =================         ==================

Basic income per common share                                        $             0.02        $              0.03
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,841,888                  6,701,764
                                                                      =================         ==================

Diluted income per common share                                      $             0.02        $              0.03
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,841,888                  6,923,193
                                                                      =================         ==================




                                 5 of 15 Pages



                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Six months ended April 1, 2001 and April 2, 2000

                                   (unaudited)


                                                                                          2001                   2000
                                                                                   -----------------      -----------------
Cash flows from operating activities:
     Net income                                                                   $          109,100     $          181,400
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                       616,700                738,800
         Changes in operating assets and liabilities:
              Accounts receivable                                                           (862,500)             1,670,900
              Inventories                                                                   (672,500)               125,900
              Prepaid expenses and other assets                                              (56,300)               (46,600)
              Income taxes receivable                                                              -                 68,000
              Accounts payable                                                               165,200                (81,500)
              Accrued payroll and vacation                                                    23,300
              Accrued commissions                                                            (75,300)
              Other accrued expenses                                                          (1,600)               (99,300)
              Income taxes payable                                                            (1,700)                21,800
                                                                                   -----------------      -----------------
                  Net cash (used in) provided by operating activities                       (755,600)             2,579,400
                                                                                   -----------------      -----------------

Cash flows from investing activities:
     Capital expenditures                                                                   (121,500)              (190,800)
     Decrease in other assets                                                                  1,300                 33,800
                                                                                   -----------------      -----------------
                  Net cash used in investing activities                                     (120,200)              (157,000)
                                                                                   -----------------      -----------------

Cash flows from financing activities:
     Bank borrowing, net                                                                     500,000             (1,531,400)
     Repayment of capital lease obligations                                                 (146,300)              (113,300)
     Repayment of notes payable, related party                                                     -               (250,000)
     Proceeds from exercise of warrants                                                            -                146,900
     Proceeds from exercise of stock options                                                       -                218,500
                                                                                   -----------------      -----------------
                  Net cash provided by (used in) financing activities                        353,700             (1,529,300)
                                                                                   -----------------      -----------------

Net change in cash and cash equivalents                                                     (522,100)               893,100

Cash and cash equivalents, beginning of period                                               753,300                237,700
                                                                                   -----------------      -----------------

Cash and cash equivalents, end of period                                          $          231,200     $        1,130,800
                                                                                   =================      =================




                                 6 of 15 Pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                        April 1, 2001 and October 1, 2000

                                   (unaudited)


A.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Certain items were reclassified in the consolidated financial statements for the quarter ended April 2, 2000 to conform to the basis used in the audited consolidated financial statements for the fiscal year ended October 1, 2000.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with generally accepted accounting principles. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended October 1, 2000 and October 3, 1999, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended April 1, 2001 are not necessarily indicative of the results to be expected for the full year.


B.       INVENTORY

A summary of inventories follows:
                                        April 1,               October 1,
                                          2001                   2000
                                   -----------------      ------------------

     Raw materials                $        5,059,100     $         3,826,400
     Work-in-process                       4,364,700               5,573,900
     Finished goods                        3,431,000               2,782,000
                                   -----------------      ------------------
                                  $       12,854,800     $        12,182,300
                                   =================      ==================

Based on forecasted sales levels for fiscal year 2001, the Company has on-hand inventory aggregating approximately 12 months of sales.


                                 7 of 15 Pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                        April 1, 2001 and October 1, 2000

                                   (unaudited)


C.       FINANCING

On July 27, 2000, the Company obtained a line of credit from Comerica Bank - California, with an availability of up to $2,000,000. The line of credit bears interest at prime (8.0% at April 1, 2001) plus 0.25%, matures on July 31, 2001, is secured by all of the Company's assets, and is guaranteed, in part, by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of 1.1/1.0, a quarterly debt to tangible net worth of no more than 0.6/1.0, a quarterly tangible net worth of at least $16.5 million plus 50% of the quarter's net profit, and annual profitability. On April 1, 2001, the Company had an outstanding balance of $500,000, and was in compliance with the covenants.

Under the terms of its line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future.



                                 8 of 15 Pages

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

Results of Operations

Revenues

           Similar to most companies in the technology sector, the Company experienced a downturn in revenues during the quarter. Net revenues of $2,539,600 for the three months ended April 1, 2001 decreased 8% from $2,768,800 for the three months ended April 2, 2000. This decrease in revenues for the three-month period resulted from the general downturn in the economy, the broad-based inventory correction occurring within the industry, and a continued reduction of revenue from discontinued products. The Company is continuing its shift in product offerings to higher margin proprietary products and reducing the total number of products that it offers.

Expenses

           Cost of revenues decreased 14% from $1,533,800 for the three months ended April 2, 2000, to $1,324,000 for the three months ended April 1, 2001. The gross profit increased by 2%, from $1,235,000 in 2000 to $1,215,600 in 2001. As a percentage of revenues, gross profit increased from 45% for the three month ended April 2, 2000, to 48% for the three months ended April 1, 2001, due to the continued shift towards higher margin proprietary products.

           Research and development expense decreased from $453,700 (16% of net revenues) in the 2000 period to $447,000 (18% of net revenues) in the 2001 period. The Company plans to continue its substantial investments in new product research and development.



                                 9 of 15 Pages

           Selling, general and administrative expense increased from $622,300 in the 2000 period to $745,400 in the 2001 period, due to extensive marketing of new products and additional equipment rent expense.

           Due to the aforementioned factors, the Company's income from operations decreased from $159,000 for the 2000 period to $23,200 for the 2001 period.

           During the 2001 period, the Company incurred $1,700 of other expense compared to $65,600 of other expense for the 2000 period. This reduction is due to lower bank borrowing and the receipt of other income during the 2001 period.

           As a result of the foregoing, the Company earned net income of $11,900 for the three months ended April 1, 2001, versus net income of $93,400 for the 2000 period.

Liquidity and Capital Resources

Cash Flows

           For the six months ended April 1, 2001, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $725,800, compared to $920,200 for the six months ended April 2, 2000. During the 2001 period, increases in accounts receivable of $862,500 and inventories of $672,500 resulted in net cash used by operations totaling $755,600. During the 2001 period, the Company invested $121,500 in capital expenditures and reduced capital lease obligations by $146,300. The Company drew $500,000 on its line of credit.

           For the six months ended April 2, 2000, the Company had after-tax cash earnings (defined as net income plus non-cash depreciation charges) of $920,200. During the 2000 period, after-tax cash earnings of $920,200, plus decreases in accounts receivable of $1,670,900 and inventories of $125,900, funded decreases in accounts payable of $81,500 and accrued expenses of $99,300. This resulted in total net cash provided by operations of $2,579,400. During the 2000 period, the Company invested $190,800 in capital expenditures, reduced bank borrowings by $1,531,400, repaid related party notes payable of $250,000, and reduced capital lease obligations by $113,300. The Company also received $146,900 and $218,500 from the exercise of warrants and stock options, respectively.

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



                                 10 of 15 Pages

           The Company is continuing its shift to higher value proprietary products, while reducing the total number of products that it offers. As this transition continues, the Company expects to improve its sales to inventory ratio.

           The Company provides reserves for product material that is over one year old, with no backlog or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. While the Company has been actively attempting to reduce inventory levels over the past several quarters, it made large purchases of wafers during the quarter ended December 31, 2000, as the wafer fabricating capacity was tight. The Company felt it was necessary to take advantage of available capacity from its primary supplier in order to prepare itself for future sales.

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

Financing

           The Company has a $2,000,000 line of credit with Comerica Bank-California, which bears interest at the bank's prime rate (8.0% at April 1, 2001) plus 0.25%, is secured by all the Company's assets, and is partially guaranteed by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of not less than 1.10 to 1.00, a quarterly maximum debt to tangible net worth ratio of no more than 0.60 to 1.00, a quarterly tangible net worth of at least $16.5 million plus 50% of the quarter's profits, and annual profitability. On April 1, 2001, the Company was in compliance with these covenants and had a $500,000 outstanding balance. This line of credit matures on July 31, 2001.

           Under the terms of its line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its bank loan agreements, the Company does not expect to pay cash dividends in the near future.

           While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and cash flow generated from operations provide a sufficient base of liquidity for funding operations and capital needs to support the Company's operations.




                                 11 of 15 Pages

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




                                 12 of 15 Pages

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           On July 28, 2000, the Company filed a Statement of Claim with the American Arbitration Association in San Francisco, California, against All American Semiconductor, Inc. ("All American") seeking a declaratory judgment that All American has breached the inventory stocking requirements and payment terms of the Exclusive Distributor Agreement between them (the "Agreement"). The Company also sought to recover any money damages it suffered as a result of such breaches. The Agreement appointed All American as the Company's exclusive domestic distributor and required it to, among other things, maintain certain levels of inventory. All American filed a response to the Statement of Claim and a counterclaim against the Company and its president, William J. Volz. All American alleged that the Company sold products in North America without using All American as its distributor, and sought to recover money damages from such sales. The Company filed an answer and affirmative defenses to the counterclaim denying those allegations.

           On October 6, 2000, the Company sent a notice terminating the Agreement, effective December 31, 2000, pursuant to its terms. As a result of this termination and settlement of the claims on February 16, 2001, the Company accepted returns totaling approximately $252,000 and repurchased approximately $288,000 of product from All American.


Item 2.    Changes in Securities and Use of Proceeds

           Not applicable.


Item 3.    Defaults Upon Senior Securities

           Not applicable.


Item 4.    Submission of Matters to a Vote of Security Holders

At 8:00 a.m. on March 6, 2001, the Company held its Annual Shareholders Meeting at the Company's headquarters located at 1320 Orleans Drive, Sunnyvale, California. The only item to be voted upon at the meeting was the election of the Board of Directors. There were 6,072,138 shares present or represented by proxy at the meeting, representing a quorum.

Shareholders are permitted to vote cumulatively in the election of directors, which allows each shareholder to cast a number of votes equal to the number of directors to be elected multiplied by the number of shares owned, and to distribute such votes among the candidates in such proportion as such shareholder may determine. In order to vote cumulatively, a shareholder must give notice of this intention by proxy or at the meeting. One shareholder elected to cumulate votes. The votes for each nominee are as set forth in the following table:



                                 13 of 15 Pages


           Nominee                        Votes in Favor              Votes Against              Abstention
------------------------------------    ------------------         -----------------         ------------------
Howard L. Farkas                            6,000,138                       -                       9,500
Burton W. Kanter                            5,937,638                       -                       9,500
Albert Morrison Jr.                         5,937,638                       -                       9,500
William J. Volz                             6,000,138                       -                       9,500
Fredric J. Harris                           5,937,638                       -                       9,500


Item 5.    Other Information

           Not applicable.


Item 6.    Exhibits and Reports on Form 8-K

           (a) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                 14 of 15 Pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Logic Devices Incorporated
                                              (Registrant)


Date:       April 30, 2001                    By    /s/  William J. Volz
      ------------------------                    ---------------------------
                                                  William J. Volz
                                                  President and Principal
                                                  Executive Officer


Date:       April 30, 2001                    By   /s/ Kimiko Lauris
      ------------------------                   ----------------------------
                                                  Kimiko Lauris
                                                  Chief Financial Officer
                                                  and Principal Financial
                                                  and Accounting Officer




                                 15 of 15 Pages