Form 10-Q/A
period 2001-04-01
LOGIC DEVICES INC
filed 2001-06-07
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Items 1 and 2 of Part I of the Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 of LOGIC Devices Incorporated (the "Company" or the "registrant"), previously filed with the Securities and Exchange Commission, are hereby amended and restated in their entirety as follows:





                                  1 of 8 pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                        April 1, 2001 and October 1, 2000

                                   (unaudited)


A.     BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. All adjustments in the quarter ended April 1, 2001 were of a recurring nature, except the reversal of a December 31, 2000 accrual for expected returns from a terminated distributor, as the returns were realized in February 2001 (see Note D). Certain items were reclassified in the consolidated financial statements for the quarter ended April 2, 2000 to conform to the basis used in the audited consolidated financial statements for the fiscal year ended October 1, 2000.

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
                                       April 1,               October 1
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


                                  2 of 8 pages

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

D.     CONTINGENCIES

On July 28, 2000, the Company filed a Statement of Claim with the American Arbitration Association in San Francisco, California, against All American Semiconductor, Inc. ("All American") seeking a declaratory judgment that All American had breached the inventory stocking requirements and payment terms of the Exclusive Distributor Agreement between them (the "Agreement"). The Company also sought to recover any money damages it suffered as a result of such breaches. The Agreement appointed All American as the Company's exclusive domestic distributor and required it to, among other things, maintain certain levels of inventory. All American filed a response to the Statement of Claim and a counterclaim against the Company and its president, William J. Volz. All American alleged that the Company sold products in North America without using All American as its distributor, and sought to recover money damages from such sales. The Company filed an answer and affirmative defenses to the counterclaim denying those allegations.

On October 6, 2000, the Company sent a termination notice, effective December 31, 2000, pursuant to the terms of the Agreement. As a result of this termination and settlement of the claims on February 16, 2001, the Company accepted returns totaling approximately $252,000 and repurchased approximately $288,000 of product from All American.





                                  3 of 8 pages

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

Results of Operations

Revenues

           Similar to most companies in the technology sector, the Company experienced a downturn in revenues during the quarter. Net revenues of $2,539,600 for the three months ended April 1, 2001 decreased 8% from $2,768,800 for the three months ended April 2, 2000. This decrease in revenues for the three-month period resulted from a return of approximately $252,000 from a terminated distributor, the general downturn in the economy, the broad-based inventory correction occurring within the industry, and a continued reduction of revenue from discontinued products. The Company is continuing its shift in product offerings to higher margin proprietary products and reducing the total number of products that it offers.

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



                                  4 of 8 pages

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

Liquidity and Capital Resources

Cash Flows

           For the six months ended April 1, 2001, the Company used net cash of $755,600 in operations. This included an increase in inventories of $672,500 resulting from a return and repurchase from a terminated distributor. This increase in inventories also resulted from the Company taking advantage of an opportunity to stock up on wafers for its newer products while its fab could provide capacity. Accounts receivable also increased by $862,500 due to the general downturn in the industry causing many customers to pay in 45-60 days, rather than the normal net 30-day terms. In addition to these operating activities, the Company also invested $121,500 in capital expenditures and reduced capital lease obligations by $146,300. To finance these operating and investing activities, the Company drew $500,000 on its line of credit.

           During the six months ended April 2, 2000, the Company had net cash of $2,579,400 from operations. The Company's accounts receivable decreased by $1,670,900 due to increased collections efforts and smoothing of sales over a quarter. Net cash from operations was also provided by a decrease in inventory of $125,900 and the receipt of income tax refunds aggregating approximately $93,500. During the 2000 period, the Company reduced it accounts payable and accrued expenses by an aggregate of $180,800, invested $190,800 in capital expenditures, reduced bank borrowings and capital lease obligations by an aggregate of $1,644,700, and repaid related party notes payable totaling $250,000. These payments and reductions were partially financed by the net cash from operations and from $365,400 received from the exercise of warrants and stock options.

Working Capital

           The Company's investment in inventories and accounts receivable has been significant and will continue to be significant in the future. Over prior periods, the Company, as a nature of its business, has maintained these high levels of inventories and accounts receivable.



                                  5 of 8 pages

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

           While the return from the Company's terminated domestic distributor resulted in an initial increase in inventories, the Company believes all returned items are salable in the near future and expects no material adverse impact. There was no accounts receivable impact, as the Company had previously accrued a reserve for the return.

           The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to two-thirds of the quarterly revenues may be shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30-day terms. The Company continues to work to accelerate collections and to work closely with customers to spread their orders and shipments throughout the quarter, which reduces the ending accounts receivable balance.

           Although current levels of inventory impact the Company's liquidity, the Company believes that it is a cost of doing business given the Company's fabless operation. The Company feels it has made good progress in reducing its accounts receivable balance during the prior fiscal year, and plans to increase its efforts to reduce inventory during the coming year.

Financing

           The Company has a $2,000,000 line of credit with Comerica Bank-California, which bears interest at the bank's prime rate (8.0% at April 1, 2001) plus 0.25%, is secured by all the Company's assets, and is partially guaranteed by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of not less than 1.10 to 1.00, a quarterly maximum debt to tangible net worth ratio of no more than 0.60 to 1.00, a quarterly tangible net worth of at least $16.5 million plus 50% of the quarter's profits, and annual profitability. On April 1, 2001, the Company was


                                  6 of 8 pages
in compliance with these covenants and had a $500,000 outstanding balance. This line of credit matures on July 31, 2001.

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



                                  7 of 8 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LOGIC Devices Incorporated
                                           (Registrant)


Date:       June 6, 2001                   By    /s/  William J. Volz
     ---------------------------               -------------------------------
                                               William J. Volz
                                               President and Principal
                                               Executive Officer


Date:       June 6, 2001                   By   /s/ Kimiko Lauris
     ---------------------------              --------------------------------
                                               Kimiko Lauris
                                               Chief Financial Officer
                                               and Principal Financial
                                               and Accounting Officer






                                  8 of 8 pages