Form 10-Q
period 2001-07-01
LOGIC DEVICES INC
filed 2001-07-26
CIK 802851

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

                         For the Quarterly Period Ended
                                  JULY 1, 2001

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

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      -----   -----

Indicate the number of shares outstanding of the issuer's classed of common stock, as of the latest practicable date. On July 26, 2001, 6,841,888 shares of common stock, without par value, were outstanding.


================================================================================



                                 1 of 14 pages

                           LOGIC DEVICES INCORPORATED

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Part I.  Financial Information

         Item 1.    Financial Statements

         Consolidated Balance Sheets as of July 1, 2001 and October 1, 2000                                 3

         Consolidated Statements of Income for the three months ended
              July 1, 2001 and July 2, 2000                                                                 4

         Consolidated Statements of Income for the nine months ended
              July 1, 2001 and July 2, 2000                                                                 5

         Consolidated Statements of Cash Flows for the nine months ended
              July 1, 2001 and July 2, 2000                                                                 6

         Notes to Consolidated Financial Statements                                                         7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                     9

Part II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                                                       13

         Signatures                                                                                        14




                                 2 of 14 pages

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                           July 1,                  October 1,
                                                                            2001                       2000
                                                                      -----------------         ------------------
                                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $          357,300        $           753,300
     Accounts receivable, net of allowance                                    2,643,900                  1,648,800
     Inventories                                                             12,173,200                 12,182,300
     Prepaid expenses and other assets                                          250,200                    235,300
                                                                      -----------------         ------------------
         Total current assets                                                15,424,600                 14,819,700

Property and equipment, net                                                   1,817,000                  2,423,700
Other assets                                                                    202,400                    345,100
                                                                      -----------------         ------------------
                                                                     $       17,444,000        $        17,588,500
                                                                      =================         ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank borrowings                                                 $                -        $                 -
     Accounts payable                                                           188,500                    192,100
     Accrued payroll and vacation                                               150,400                    159,400
     Accrued commissions                                                         40,000                    115,300
     Other accrued expenses                                                      12,200                     38,600
     Current portion, capital lease obligations                                  76,400                    194,200
     Income taxes payable                                                           900                      5,200
                                                                      -----------------         ------------------
         Total current liabilities                                              468,400                    704,800

Capital lease obligations, net of current portion                                 7,200                     38,300
                                                                      -----------------         ------------------
         Total liabilities                                                      475,600                    743,100
                                                                      -----------------         ------------------

Shareholders' equity:
     Common stock                                                            18,522,700                 18,522,700
     Accumulated deficit                                                     (1,554,300)                (1,677,300)
                                                                      -----------------         ------------------
         Total shareholders' equity                                          16,968,400                 16,845,400
                                                                      -----------------         ------------------
                                                                     $       17,444,000        $        17,588,500
                                                                      =================         ==================



                                 3 of 14 pages


                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                Three months ended July 1, 2001 and July 2, 2000

                                   (unaudited)


                                                                            2001                       2000
                                                                      -----------------         ------------------
Net revenues                                                         $        2,490,000        $         2,990,000

Cost of revenues                                                              1,159,100                  1,538,700
                                                                      -----------------         ------------------

              Gross margin                                                    1,330,900                  1,451,300
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   528,900                    425,500
     Selling, general and administrative                                        780,200                    830,900
                                                                      -----------------         ------------------
         Total operating expenses                                             1,309,100                  1,256,400
                                                                      -----------------         ------------------

              Income from operations                                             21,800                    194,900

Other expense, net                                                                8,000                     48,000
                                                                      -----------------         ------------------

              Income before income taxes                                         13,800                    146,900

Income tax provision                                                                  -                          -
                                                                      -----------------         ------------------

              Net income                                             $           13,800        $           146,900
                                                                      =================         ==================

Basic income per common share                                        $                -        $              0.02
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,841,888                  6,841,888
                                                                      =================         ==================

Diluted income per common share                                      $                -        $              0.02
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,841,888                  6,844,884
                                                                      =================         ==================



                                 4 of 14 pages

                           LOGIC DEVICES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                 Nine months ended July 1, 2001 and July 2, 2000

                                   (unaudited)


                                                                            2001                       2000
                                                                      -----------------         ------------------
Net revenues                                                         $        8,087,600        $         8,768,600

Cost of revenues                                                              4,323,500                  4,325,500
                                                                      -----------------         ------------------

              Gross margin                                                    3,764,100                  4,443,100
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                 1,343,100                  1,308,100
     Selling, general and administrative                                      2,271,000                  2,615,400
                                                                      -----------------         ------------------
         Total operating expenses                                             3,614,100                  3,923,500
                                                                      -----------------         ------------------

              Income from operations                                            150,000                    519,600

Other expense, net                                                               16,600                    190,500
                                                                      -----------------         ------------------

              Income before income taxes                                        133,400                    329,100

Income tax provision                                                             10,400                        800
                                                                      -----------------         ------------------

              Net income                                             $          123,000        $           328,300
                                                                      =================         ==================

Basic income per common share                                        $             0.02        $              0.05
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,841,888                  6,748,471
                                                                      =================         ==================

Diluted income per common share                                      $             0.02        $              0.04
                                                                      =================         ==================

Weighted average common shares outstanding                                    6,841,888                  6,761,805
                                                                      =================         ==================




                                 5 of 14 pages


                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended July 1, 2001 and July 2, 2000

                                   (unaudited)


                                                                                          2001                   2000
                                                                                   -----------------      -----------------
Cash flows from operating activities:
     Net income                                                                   $          123,000     $          328,300
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                       915,800              1,100,700
         Gain on disposal of equipment                                                             -                (12,200)
         Allowance for doubtful accounts                                                           -               (150,000)
         Changes in operating assets and liabilities:
              Accounts receivable                                                           (995,100)             2,103,500
              Inventories                                                                      9,100               (365,800)
              Prepaid expenses and other assets                                              (14,900)                16,600
              Income taxes receivable                                                              -                 68,000
              Accounts payable                                                                (3,600)              (540,400)
              Accrued payroll and vacation                                                    (9,000)               (71,300)
              Accrued commissions                                                            (75,300)                     -
              Other accrued expenses                                                         (26,500)                21,300
              Income taxes payable                                                            (4,300)                16,200
                                                                                   -----------------      -----------------
                  Net cash (used in) provided by operating activities                        (80,800)             2,514,900
                                                                                   -----------------      -----------------

Cash flows from investing activities:
     Capital expenditures                                                                   (140,100)              (193,500)
     Proceeds from disposal of equipment                                                           -                    600
     Other assets                                                                               (400)                10,400
                                                                                   -----------------      -----------------
                  Net cash used in investing activities                                     (140,500)              (182,500)
                                                                                   -----------------      -----------------

Cash flows from financing activities:
     Proceeds from bank borrowing                                                            500,000                      -
     Repayment of bank borrowing                                                            (500,000)            (1,745,000)
     Repayment of capital lease obligations                                                 (174,700)              (168,400)
     Repayment of notes payable, related party                                                     -               (250,000)
     Proceeds from exercise of warrants                                                            -                146,900
     Proceeds from exercise of stock options                                                       -                242,400
                                                                                   -----------------      -----------------
                  Net cash used in financing activities                                     (174,700)            (1,774,100)
                                                                                   -----------------      -----------------

Net change in cash and cash equivalents                                                     (396,000)               558,300

Cash and cash equivalents, beginning of period                                               753,300                237,700
                                                                                   -----------------      -----------------

Cash and cash equivalents, end of period                                          $          357,300     $          796,000
                                                                                   =================      =================




                                 6 of 14 pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                        July 1, 2001 and October 1, 2000

                                   (unaudited)


A.       BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. All adjustments for the quarter ended July 1, 2001 were of a recurring nature. Certain items were reclassified in the consolidated financial statements for the quarter ended July 2, 2000 to conform to the basis used in the audited consolidated financial statements for the fiscal year ended October 1, 2000.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended October 1, 2000 and October 3, 1999, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended July 1, 2001 are not necessarily indicative of the results to be expected for the full year.


B.       INVENTORY

A summary of inventories follows:
                                           July 1,               October 1
                                            2001                   2000
                                     -----------------      ------------------

     Raw materials                  $        4,991,000     $         3,826,400
     Work-in-process                         3,652,000               5,573,900
     Finished goods                          3,530,200               2,782,000
                                     -----------------      ------------------
                                    $       12,173,200     $        12,182,300
                                     =================      ==================

Based on forecasted sales levels, the Company has on-hand inventory aggregating approximately 15 months of sales.



                                 7 of 14 pages

                           LOGIC DEVICES INCORPORATED

                   Notes to Consolidated Financial Statements

                        July 1, 2001 and October 1, 2000

                                   (unaudited)

C.       FINANCING

On July 27, 2000, the Company obtained a line of credit from Comerica Bank - California, with an availability of up to $2,000,000. The line of credit bears interest at prime (7.0% at July 1, 2001) plus 0.25%, matures on July 31, 2001, is secured by all of the Company's assets, and is guaranteed, in part, by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of 1.1/1.0, a quarterly debt to tangible net worth of no more than 0.6/1.0, a quarterly tangible net worth of at least $16.5 million plus 50% of the quarter's net profit, and annual profitability. On July 1, 2001, the Company had no outstanding balance on its line of credit, and was in compliance with the covenants. As of July 26, 2001, Company has renewed this line of credit with similar terms.

Under the terms of its line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future.




                                 8 of 14 pages

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

Results of Operations

Revenues

Like many companies in the technology sector, the Company experienced a continued downturn in its revenues, resulting from a continued reduction of revenues from discontinued products, the general downturn in the economy, and the broad-based inventory correction within the industry. Net revenues decreased 17% from $2,990,000 for the quarter ended July 2, 2000 to $2,490,000 for the quarter ended July 1, 2001.

Expenses

Cost of revenues decreased 25% from $1,538,700 for the quarter ended July 2, 2000, to $1,159,100 for the quarter ended July 1, 2001. While the gross profit decreased by 8% from $1,451,300 in 2000 to $1,330,900 in 2001, as a percentage of revenues, gross profit increased 5%, due to a large sale of "last time buy" military products and the continued shift to higher-margin proprietary products.

Research and development expense increased from $425,500 (14% of revenues) in the 2000 period to $528,900 (21% of revenues) in the 2001 period. This increase resulted from efforts to increase staffing levels. The Company is committed to new product development as a means to increase revenues in future fiscal years.

Selling, general and administrative expense decreased from $830,900 in the 2000 period to $780,200 in the 2001 period, due to the end of operating leases and increased efforts to control costs, such as reducing administrative staffing levels.


                                 9 of 14 pages

Due to the aforementioned factors, the Company's income from operations decreased from $194,900 for the 2000 period to $21,800 for the 2001 period.

During the 2000 period, the Company incurred $48,000 of other expense, principally consisting of interest expense, compared to $8,000 of other expense for the 2001 period, due to the reduction in bank borrowings.

As a result of the foregoing, the Company earned net income of $13,800 for the quarter ended July 1, 2001, versus net income of $146,900 for the quarter ended July 2, 2000.

Liquidity and Capital Resources

Cash Flows

For the nine months ended July 1, 2001, the Company used net cash of $80,800 in operations. While the Company's inventory appears flat, there was a large fluctuation during the nine-month period. As noted in the Form 10-Q/A for the quarter ended April 1, 2001, dated May 31, 2001, the Company had a $672,500 increase in inventory during the first six months. During the three months ended July 1, 2001, the Company was able to reduce this inventory down to a net reduction of $9,100 through the first nine months of fiscal 2001. Accounts receivable increased $995,100 during the nine months as some customers are paying in 45-60 days rather than the Company's normal net 30 terms, due to the downturn in the economy. The Company also paid down accrued expenses totaling $101,800, spent $140,100 in capital expenditures, and repaid capital leases aggregating $174,700.

For the nine months ended July 2, 2000, the Company had $2,514,900 in net cash provided by operations. The Company's efforts to improve collections showed results as accounts receivable were reduced by $2,103,500. During the nine-month period, the Company also paid down accounts payable totaling $540,400, spent $193,500 on capital expenditures, reduced bank borrowings by $1,745,000, repaid related party notes payable of $250,000, and reduced capital lease obligations by $168,400. The Company also received cash from the exercise of warrants and stock options totaling $146,900 and $242,400, respectively.

Working Capital

Over prior periods, the Company, as a nature of its business, has maintained high levels of inventory and accounts receivable. While the Company believes this is a cost of doing business as a fabless operation, it endeavors to reduce both inventory and accounts receivable.

The Company provides reserves for product material that is over one year old, with no backlog or sales activity, and reserves for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. During the quarter ended December 31, 2000, when wafer fabricating capacity was tight, the Company felt it was necessary to take advantage of available capacity from its primary supplier to prepare for future sales of newer products. Other than this instance, the Company continues to focus its sales efforts on reducing inventory


                                 10 of 14 pages
levels. The Company is beginning to see the benefits of these efforts as it reduced inventory from $12,854,800 to $12,173,200 during the quarter ended July 1, 2001.

The Company is continuing its shift in product offerings to higher-margin proprietary products and is reducing the total number of products that it offers. As this transition continues, the Company expects to improve its sales to inventory ratio.

The Company's accounts receivable level has consistently been correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to two-thirds of the quarterly revenues may be shipped in the last month of a quarter. Therefore, a large portion of the quarter-end accounts receivable balance is often not yet due per the Company's normal net 30 day terms. The Company continues to closely analyze the credit status of its customers, to accelerate its collection efforts, and to work closely with customers to spread their orders and shipments throughout the quarter, which reduces the ending accounts receivable balance.

Financing

The Company has a $2,000,000 line of credit with Comerica Bank-California, which bears interest at the bank's prime rate (7.0% at July 1, 2001) plus 0.25%, is secured by all the Company's assets, and is partially guaranteed by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of not less than 1.10 to 1.00, a quarterly maximum debt to tangible net worth ratio of no more than 0.60 to 1.00, a quarterly tangible net worth of at least $16.5 million plus 50% of the quarter's profits, and annual profitability. On July 1, 2001, the Company was in compliance with these covenants and had no outstanding balance. This line of credit matures on July 31, 2001, and has been renewed with similar terms.

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



                                 11 of 14 pages

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company conducts all of its transactions, including those with foreign suppliers and customers, in U.S. dollars. It is therefore not directly subject to the risks of foreign currency fluctuations and does not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Of course, demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to the Company may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of the Company's prices relative to the prices of its foreign competitors. The Company also does not hold any market risk sensitive instruments that are not considered cash under accounting principles generally accepted in the United States of America. The Company's credit facilities bear interest at rates determined from the prime rate of the Company's lender; therefore, changes in interest rates affect the amount of interest that the Company is required to pay thereunder.




                                 12 of 14 pages

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



                                 13 of 14 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Logic Devices Incorporated
                                              (Registrant)


Date:           July 26, 2001                 By    /s/  William J. Volz
         -------------------------                -----------------------------
                                                  William J. Volz
                                                  President and Principal
                                                  Executive Officer


Date:           July 26, 2001                 By   /s/ Kimiko Lauris
         -------------------------               ------------------------------
                                                  Kimiko Lauris
                                                  Chief Financial Officer
                                                  and Principal Financial
                                                  and Accounting Officer



                                 14 of 14 pages