Form 10-K405
period 2001-09-30
LOGIC DEVICES INC
filed 2001-12-21
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

                         COMMISSION FILE NUMBER 0-17187

                           LOGIC DEVICES INCORPORATED
              -----------------------------------------------------
                          (Exact name of registrant as
                            specified in its charter)

         CALIFORNIA                                     94-2893789
---------------------------                     ---------------------------
  (State of Incorporation)                           (I.R.S. Employer
                                                    Identification No.)

                     1320 ORLEANS DRIVE, SUNNYVALE, CA 94089
          -------------------------------------------------------------
                    (Address of principal executive offices,
                               including Zip Code)

                                 (408) 542-5400
          -------------------------------------------------------------
                         (Registrant's telephone number,
                              including Area Code)

           Securities registered pursuant to Section 12(b) of the Act

     Title of Class              Name of each exchange on which registered

          NONE                                     NONE

           Securities registered pursuant to Section 12(g) for the Act

                         COMMON STOCK, WITHOUT PAR VALUE
                -------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No
     ------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant on December 19, 2001 was approximately $20,387,900. On that date, there were 6,841,888 shares of Common Stock issued and outstanding.

Documents Incorporated By Reference: Part III incorporates certain information by reference to the registrant's definitive Proxy Statement to the registrant's annual meeting of shareholders to be held March 12, 2002.


                                  PAGE 1 OF 42
                      INDEX TO EXHIBITS APPEARS AT PAGE 41

CAUTIONARY STATEMENT

         This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, and income, market acceptance of our products, the competitive nature of, and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates, expects, intends, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under the section, "Factors Affecting Future Results," at the end of Item 1 of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.


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

         The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's fiscal year 2001 ended September 30, 2001, its fiscal year 2000 ended October 1, 2000, and its fiscal year 1999 ended October 3, 1999.

         The Company's products generally address DSP requirements involving high-performance arithmetic computational and high-speed storage functions. The Company is focused on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems. As a result of the Company's focus on high value proprietary products, it reduced the number of products that it offers from approximately 200 variants of 38 base functions at the end of fiscal 1999, to approximately 100 variants of 35 base functions at the end of fiscal 2001.

         The Company relies on third party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given Company design, from which finished products are then assembled. The Company's strategy is to out-source wafer processing to third party foundries to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility. See "Business - Background." The Company utilizes foundries to take advantage of their processing expertise and continues to explore additional foundry relationships to minimize its dependence on any single wafer foundry.

         The Company markets its products worldwide through its own direct sales force, a network of 10 national and international independent sales representatives, and one domestic and 20 international distributors. In fiscal year 2001, approximately 31% of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 69% of net revenues. Among the Company's customers are Snell and Wilcox, Quantel, Philips, Hitachi, Ikegami, NEC, Sony, Toshiba, Honeywell, SDX, Solectron, Acuson, Pinnacle Microsystems, Lockheed Martin, Boeing, Hewlett

Packard, and Advanced Technologies Laboratories. Approximately 68% of the Company's net revenues were derived from within the United States and approximately 32% were derived from foreign sales.

         The Company was incorporated under the laws of the State of California in April 1983. The Company's principal offices are located at 1320 Orleans Drive, Sunnyvale, California 94089, and the telephone number is (408) 542-5400.

BACKGROUND

         Rapid advances in fabricating silicon-based semiconductors are driving a global revolution in electronics. With these ongoing advances, the ability to economically compute, communicate, and control seems to be limited only by the creativity required to implement ever more complex electronic systems. It is becoming increasingly common to implement entire electronic systems on a single small sliver of silicon. The challenges to the industry have increasingly turned toward innovative product definition, timely product development, technical customer support, and heavy capital investments in advanced semiconductor wafer fabrication facilities. The rapid advances in chip fabrication technology have resulted in a specialization of skills within the industry. In addition to the specialization in materials processing skills required to fabricate semiconductor wafers, the industry increasingly requires and values system architecture development, interoperability standards, signal processing algorithms, and circuit design expertise as essential skills for developing financially successful products. Opportunities have thus emerged for semiconductor companies that focus on product definition, advanced design techniques, and technical application support, and that rely on third parties for wafer fabrication. The Company focuses its resources on defining and developing high-performance integrated circuit components for growing markets, which require demanding computational throughput.

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

MARKETS AND PRODUCT STRATEGIES

         The Company believes it possesses competencies in two areas: DSP algorithm and architecture development and high speed, very large scale, integrated circuit implementation.

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

         With the increasing cost effectiveness of DSP as a result of rapid advances in semiconductor process technology, DSP is becoming ubiquitous in our lives. As a result, DSP has attracted the considerable attention of very large and formidable competitors. Generally, these competitors, out of necessity, focus on very high volume, application specific markets, or on general-purpose DSP products that can be programmed to address a wide variety of applications. To avoid direct competition with these formidable competitors, the Company seeks to identify products and market niches that demand greater performance than can be accomplished with a programmable DSP and that are small enough not to attract significant attention from larger chip manufacturers.

         High quality video image processing currently requires over 10 times more computational capacity than programmable DSP processors can deliver. Mass market video graphics and image processing products, such as 3D personal computer graphics boards, are generally targeted at selling price points that cannot support broadcast quality images. Moreover, broadcast quality equipment may generally be required to process video images many times in the composition and editing of on-air material. As a result, while the underlying mathematical computations for processing both broadcast and computer images are similar, two distinct markets exist. As a result of the very high volume potential available for a successful personal computer graphics chip product, many companies compete fiercely over this market opportunity. In contrast, the broadcast industry, while it requires more robust mathematical precision in processing images, consumes far fewer chips. Due to its more modest market size, this market has been relatively ignored by the chip industry. As a result, the Company has identified this area as a productive area to apply its core strengths, given its resources, capabilities, and size.

         Beginning in November 1998, the Federal Communications Commission directed that television broadcasters begin a transition from current analog broadcasts to high definition digital television (HDTV). All analog broadcasts are scheduled to cease by the year 2006. In addition to providing improved image quality as a result of increased resolution, the image aspect ratio (width/height) will be changed from the traditional, nearly square 4 by 3 size ratio of current televisions to a wider screen 16 by 9 ratio more similar to motion picture screens. Due to the large base of currently installed equipment, both formats will co-exist for a number of years. In addition, due to the initially limited availability of content in the wide format, the industry faces the need to resize images back and forth between the two formats with exceptionally high computational precision, so as to preserve the image quality advantages of the newer digital format. It is generally acknowledged that the industry is behind schedule in meeting this FCC mandate. The industry's slow transition adversely affected the Company's revenues for fiscal 2001 and 2000.

         With its significant presence in the broadcast equipment industry, the Company and its customers jointly defined a family of very high-performance digital image filtering circuits that facilitate the smoothing of edges as video images are stretched and resized. The Company developed and sampled these to OEMs for incorporation into HDTV studio production systems. During fiscal 2000, many of those OEMs completed their system level product development on this new generation of HDTV compatible studio systems. While sales of HDTV studio equipment in fiscal 2001 and 2000 lagged behind market forecasts, the Company believes that its products offer unique solutions to certain video image filtering problems required in that equipment. When the HDTV studio equipment begins to sell in higher volume, the Company should benefit from these increasing sales.

         As a result of its initial work on digital filtering and image resizing circuits, the Company identified secondary applications for its product technology. Many of the current products are also applicable to, and have been incorporated into, advanced medical imaging equipment, such as computer aided tomography (CAT) and ultrasound scanners. As a result of the recent need to replenish stocks of advanced military weapons systems, the Company expects to enjoy an increased level of sales for certain military programs during fiscal 2002.

         Telecommunications, in all of its various forms, is a fast growing market for DSP chips. The Company has found that its digital filtering components also have applications in wireless base station processing. Analogous to video image processing, major industry suppliers have tended to concentrate their efforts on the high volume, handset side of the wireless link, while the base station side receives far less attention. Due to demands for fewer, smaller, and less intrusive antenna sites, the digital filtering required in multi-channel wireless base stations is computationally intensive and power limited. The Company continues to believe this area is an attractive target and is focusing much of its product development efforts on this market.

PRODUCTS IN DEVELOPMENT

         The Company has historically experienced a correlation between its success in introducing new products and increases in revenues. Consequently, the Company is committed to a high level of product design and development activity, as it considers new product development critical to its future success. In the hope of accelerating new product introductions, the Company increased its research and development expenses from 14% of total revenues in fiscal 2000 to 19% of total revenues in fiscal 2001.

         With the benefit of on-going customer input resulting from its current digital filtering products, the Company has a number of new DSP product opportunities that it will undertake to develop in fiscal 2002. These products generally will be utilized in conjunction with the Company's current products to further facilitate high-performance signal processing. At current resource levels, the Company does not expect to be able to complete all of the new product opportunities that it has identified. The level of product development expenditures will be dependent on the Company's success in meeting its staffing objectives.

WAFER FABRICATION TECHNOLOGY

         The Company relies on third party silicon foundry suppliers to produce processed wafers from mask patterns designed by the Company. Through these wafer suppliers, the Company has access to advanced high-speed, high-density complimentary metal oxide semiconductor (CMOS) process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication facility. Products developed in fiscal 2001 utilize process technology with effective channel lengths under 0.25 micron. Coupled with the Company's structured custom design methodology and experience in high-speed circuit design, this technology has allowed the Company to create products that offer high computational speeds, high reliability, high levels of circuit integration (complexity), and low power consumption.

         The Company is primarily dependent on Taiwan Semiconductor Manufacturing Company as its primary wafer-processing source. Wafers are processed to pre-agreed specifications to produce integrated circuits designed by the Company. There can be no assurance that such relationship will continue to be on terms satisfactory to the Company. The Company's foundry source does not guarantee minimum supplies. At times, the Company's revenues have been limited by its inability to obtain adequate quantities of processed wafers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

         The Company carries a large inventory of unassembled wafers that can be packaged into a variety of carrier styles to support customer requirements and to insulate the customer and the Company from possible disruptions in wafer supplies. The Company is also developing new products with a new foundry source, and expects to begin prototype production in the second quarter of fiscal 2002.

PRODUCTION, ASSEMBLY AND TEST

         The Company's production operations consist of functional and parametric wafer testing, package marking, hot and cold testing, final inspection, quality inspection, and shipment. As is customary in the industry, the Company's commercial grade devices are shipped to high-volume assembly subcontractors in the Far East for assembly. Thereafter, the assembled devices are returned to the Company for final testing and shipment to customers. The Company continues to test raw material through finished product at various stages in the manufacturing process, utilizing automated test equipment capable of volume production.

MARKETING, SALES AND CUSTOMERS

         The Company markets its products worldwide to a broad range of customers through its own sales efforts, a network of 10 national and international independent sales representatives, and one domestic and 20 international electronics distributors. The Company concentrates its direct marketing efforts on high-performance segments of the telecommunication, medical imaging, and broadcast equipment markets in applications where high speed is critical. Among the Company's OEM customers are Snell and Wilcox, Quantel, Philips, Hitachi, Ikegami, NEC, Sony, Toshiba, Honeywell, SDX, Solectron, Acuson, Pinnacle Microsystems, Lockheed Martin, Boeing, Hewlett Packard, and Advanced Technologies Laboratories.

         The Company coordinates North American sales from its Sunnyvale, California facility. The Company also has a sales office in Warminster, England to support the Company's international sales activities. Sales representatives obtain orders on an agency basis and the Company ships directly to its customers. Sales representatives receive commissions on sales within their territories. Distributors purchase the Company's products for resale, generally to a broad base of small to medium-size customers. As is customary in the industry, distributors are entitled to certain price rebates and limited stock rotation rights, for which the Company has made a provision in its consolidated financial statements. During fiscal 2001 and 2000, sales through both international and domestic distributors accounted for approximately 69% and 78%, respectively, of net sales, while direct sales to OEMs accounted for approximately 31% and 22%, respectively, of net sales.

         In fiscal 2001, Jan Devices, Inc., a domestic distributor, accounted for approximately 32% of net revenues. In fiscal 2000, All American Semiconductor, the Company's former domestic distributor, accounted for approximately 31% of net revenues, and Insight Memec, an international distributor, accounted for approximately 10% of net revenues.

         International sales are conducted by sales representatives and distributors located in Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, Netherlands, Spain, Sweden, and Taiwan. During fiscal 2001, 2000, and 1999, the Company's export sales were approximately 32%, 39%, and 32%, respectively, of net revenues (see Note 9 in "Notes to Consolidated Financial Statements" contained in Item 8). The Company's international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for the Company's products. Although the Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, the Company has not experienced any material difficulties because of these restrictions.

         The Company's domestic distributor markets many products competitive with the Company's products. The Company's independent sales representatives and foreign distributors also may represent competitors of the Company.

         The Company warrants its products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

BACKLOG

         As of November 28, 2001 and 2000, the Company's backlog was approximately $261,800 and $1,435,100, respectively. The Company includes in its backlog all released purchase orders shippable within the following 18 months, including orders from distributors. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, orders on the backlog are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. Changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products are not reflected. The Company produces catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The Company's business for its catalog products, like the businesses of many companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company believes that its backlog is not a good indicator of future revenues.

RESEARCH AND DEVELOPMENT

         The Company's engineering staff is involved in the design of integrated circuits. In fiscal 2001 and 2000, the Company's development efforts were focused on the development of new digital processing circuits that address video image processing and digital communications applications. The Company's product design efforts are supplemented by computer aided design and simulation equipment. The Company also has an experienced test-engineering group that works closely with the designers to develop production test software. The Company continues to view new product development as the most important factor affecting its efforts to grow; therefore, it continues its commitment to increase research and development levels. Research and development expenditures were 19%, 14%, and 11% of sales in fiscal 2001, 2000, and 1999, respectively. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Statements of Operations" contained in Items 6, 7, and 8, respectively.

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

         The Company is of the opinion that patent maskwork protection is of less significance in the Company's business than factors such as the experience and innovative skill of its personnel and the abilities of its management. There can be no assurance that others will not develop or patent technology similar to the Company's technology or copy or otherwise duplicate the Company's products. The Company owns five patents awarded by the United States Patent and Trademark Office.

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

Company-related Risks

Dependence on limited sources of silicon wafers

         The Company does not manufacture silicon wafers. Although the Company expects to begin prototype production of certain products with another foundry in the second quarter of fiscal 2002, Taiwan Semiconductor Manufacturing Corporation (TSMC), in Taiwan, currently manufactures essentially all of the Company's silicon wafers. If TSMC interrupts or reduces its wafer supply, the Company's operating results could be harmed. In the past, the Company has experienced delays in obtaining wafers and in securing supply commitments.

         Other factors could disrupt the Company's wafer supply, which are beyond its control. Since worldwide manufacturing capacity for silicon wafers is limited, significant industry-wide increases in overall wafer demand or interruptions in wafer supply could harm the Company. In addition, a disruption of TSMC's foundry operations as a result of a fire, earthquake, or other natural disaster could disrupt its wafer supply and could harm future operating results.

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

         Furthermore, to develop new products and maintain the competitiveness of existing products, the Company needs to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller device geometries. Because it depends upon foundries to provide facilities and support for its process technology development, the Company may experience delays in the availability of advanced wafer manufacturing process technologies at its existing or new wafer fabrication facilities. As a result, volume production of its process technologies may be delayed or not be achieved. This could harm future operating results.

Assembly risks

         The Company relies on subcontractors to assemble devices with acceptable quality and yield levels. As is common in the semiconductor industry, the Company has occasionally experienced quality and yield problems in the past. If it experiences prolonged quality or yield problems in the future, the Company's operating results could be harmed.

         The majority of the Company's revenues are derived from semiconductor devices assembled in advanced packages. This requires a high degree of technical skill; state-of-the-art equipment; the absence of defects in lead frames used to attach semiconductor devices to the package; the elimination of raw material impurities or errors in each stage of the process; and effective cooperation between the assembly subcontractor and the device manufacturer. As a result, subcontractors could experience difficulties in achieving acceptable quality and yield levels when assembling the Company's semiconductor devices.

International operations

         The Company's primary silicon wafer supplier operates fabs located in Asia. Finished silicon wafers are also assembled and tested by independent subcontractors located in the Philippines, South Korea, and Taiwan. Economic, financial, social, and political conditions in Asia have been volatile. Financial difficulties, government actions or restrictions, prolonged work stoppages, or any other difficulties experienced by the Company's suppliers could harm its operating results.

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

EMPLOYEES

         As of September 30, 2001, the Company had 42 employees, consultants, and part-time employees, of which 34 were full-time employees. The Company's ability to attract and retain qualified personnel is an important factor in its continued success. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

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


ITEM 2. PROPERTIES

         The Company's executive offices, as well as its manufacturing and principal research and design facilities, are located in approximately 21,600 square feet of space in Sunnyvale, California, pursuant to a lease expiring on December 15, 2002. The Company maintains additional sales or field application support offices in the metropolitan area of San Diego, California and Warminster, England. The Company believes that its facilities will be adequate to meet its reasonably foreseeable needs and, if necessary, that alternative facilities will be available to it on acceptable terms so as to meet its requirements.

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


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded under the symbol "LOGC" on the Nasdaq National Market System. The following table sets forth, for the period indicated, the high and low closing sale prices for the Company's Common Stock, as reported by Nasdaq during the following calendar quarters:

        CALENDAR YEAR                    HIGH                     LOW
        -------------                    ----                     ---
        1999

        Fourth Quarter                   $3.94                    $1.88


        2000

        First Quarter                    $8.44                    $3.13
        Second Quarter                   $6.13                    $2.31
        Third Quarter                    $2.88                    $1.75
        Fourth Quarter                   $2.00                    $0.88

        2001

        First Quarter                    $1.59                    $1.06
        Second Quarter                   $1.65                    $1.00
        Third Quarter                    $1.48                    $0.83

HOLDERS

         As of December 12, 2001, there were approximately 3,500 holders of record of the Company's Common Stock.

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


ITEM 6. SELECTED FINANCIAL DATA

         The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's fiscal 2001 ended September 30, 2001, its fiscal 2000 ended October 1, 2000, and its fiscal 1999 ended October 3, 1999.

         The following table sets forth selected financial data for the Company for the fiscal years ended September 30, 2001, October 1, 2000, October 3, 1999, the nine months ended September 30, 1998, and the fiscal year ended December 31, 1997. This information has been derived from the Company's audited consolidated financial statements, unless otherwise stated. Certain amounts have been restated to reflect the correction of errors that arose in the year ended December 31, 1997. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

(Dollars in thousands, except per share amounts)




                                         Fiscal Years Ended:                      Nine Months          Fiscal
                            --------------------------------------------------       Ended           Year Ended
                              September 30,     October 1,        October 3,      September 30,     December 31,
                                  2001             2000              1999             1998              1997
                            ---------------  ----------------  ---------------   ---------------  -----------------
                                                                  (Restated)       (Restated)        (Restated)
Net revenues                $       10,007     $       11,786    $      12,922     $       9,562    $       12,519

Research and
  development               $        1,926     $        1,661    $       1,367     $         959    $        1,406

Net (loss) income           $        (212)     $          522    $         601     $     (6,334)    $        (558)

Basic and diluted
  (loss) income per
  common share              $       (0.03)     $         0.08    $        0.09     $      (1.03)    $       (0.09)

Weighted average
  common shares
  outstanding (thousands)            6,842              6,772            6,635             6,178             6,122

Working capital             $       14,882     $       14,115    $      12,031     $       9,385    $       15,121

Property and
  equipment (net)           $        1,592     $        2,424    $       3,542     $       4,775    $        4,950

Total assets                $       17,231     $       17,589    $      21,244     $      23,502    $       27,397

Long-term liabilities       $            3     $           38    $         205     $         414    $        1,148

Shareholders' equity        $       16,652     $       16,845    $      15,934     $      14,984    $       20,568


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

OVERVIEW

         Historically, the Company has been one of the smallest publicly-traded semiconductor manufacturers. Following its formation, the Company initially developed plug-compatible second source products that were form, fit, and function compatible with products offered by other manufacturers. Beginning in 1996, the Company began identifying unique, proprietary products driven by its existing customer base. While this transition to proprietary products required the Company to access advanced design automation tools and to increase the number of people involved in product development, it enables the Company to focus its sales channels and limit the costs of those channels, and to compete in markets with pricing and delivery demands that are not as highly competitive as the markets for second source products.

         The Company focus on DSP proprietary products continues. The Company introduced a number of such products in 1997 and 1998, following its transition to that focus. In fiscal 1999, the Company developed newer products that were designed-in (incorporated) into end system level products in the HDTV market. In fiscal 2000 and 2001, the Company increased its efforts to develop chips for use in wireless digital communications. The Company presently derives its revenues primarily from the sale of semiconductor chips that perform high-speed DSP in video image filtering and digital communications applications.

         The Company's increased focus on proprietary products had a dramatic impact on the Company's financial results in fiscal 1998, when the Company recorded significant write-downs of inventory and long-lived assets and incurred severance costs as it recognized the obsolescence of its more mature, second source products. In fiscal 1999 through 2001, the Company recognized fewer revenues from the HDTV market than it anticipated because the ramp up in high-definition broadcasting was slower than independent market research had suggested would occur. In addition, sales of the Company's existing products were adversely impacted as broadcasters delayed planned incremental upgrades of facilities that would have become obsolete as a result of the transition to television broadcasting from analog to digital. The Company believes that the transition to digital broadcasting will expand future opportunities for its newer products that facilitate the processing of studio quality broadcast images.

         Notwithstanding the impact of the transition in the broadcasting industry, the Company enjoyed improvements in balance sheet liquidity and reduced indebtedness. This improved financial performance resulted from the Company's fiscal 1998 restructuring and from its aggressive expense controls and capital expenditure limitations since that restructuring.

         The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's fiscal 2001 ended on September 30, 2001 and consisted of 364 days, its fiscal 2000 ended on October 1, 2000 and consisted of 364 days, and its fiscal 1999 ended on October 3, 1999 and consisted of 368 days due to the change in fiscal year-end on September 16, 1999.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2001 compared to Fiscal Year Ended
October 1, 2000

         Net revenues for fiscal 2001 were $10,007,300, down 15 percent from the $11,785,900 recorded in fiscal 2000. The decrease is largely due to the downturn in the industry and economy, the continued transition to proprietary products, the obsolescence of mature products, and the stalled ramp-up in high definition broadcasting.

         Cost of revenues decreased from $7,278,800 in fiscal 2000 to $6,167,300 in fiscal 2001, due to the decrease in sales. While gross profit decreased from $4,507,100 for fiscal 2000 to $3,840,000 in fiscal 2001, as a percentage of sales, it remained consistent at 38 percent.

         Research and development expenses were $1,926,100 in fiscal 2001 compared to $1,660,600 in fiscal 2000. Research and development expenses as a percentage of net revenues increased from 14 percent in fiscal 2000 to 19 percent in fiscal 2001. As the Company continues to focus on developing new products to encourage future revenue growth, it believes it is necessary to spend additional resources on research and development, including the hiring of experienced engineering personnel.

         Selling, general, and administrative expenses remained consistent ($2,076,200 in fiscal 2000 and $2,091,400 in fiscal 2001). As a percentage of net revenues, selling, general, and administrative expenses increased slightly from 18 percent fiscal 2000 to 21 percent in fiscal 2001. This is due to many selling, general, and administrative costs being fixed while revenues were lower than anticipated.

         For fiscal 2001, the Company recorded an operating loss of $177,500, compared to an operating income of $770,300 during fiscal 2000. This is mainly due to revenues being lower than anticipated, while fixed costs remained relatively unchanged and spending on product development increased.

         Interest expense decreased 83 percent from $314,100 in fiscal 2000 to $54,700 in fiscal 2001, as a result of the Company having a zero balance in bank borrowings for the majority of the fiscal year and the fact that the majority of the Company's capital lease obligations are nearly completed.

         Due to the decrease in revenues, increased spending for product development, and fixed selling, general, and administrative costs, net earnings decreased from $522,400 for fiscal 2000 to a net loss of $212,000 for fiscal 2001.

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

         Cost of revenues decreased from $8,126,200 in the fiscal year ended October 3, 1999 to $7,278,800 in the fiscal year ended October 1, 2000. Gross profit decreased from $4,795,400 for fiscal 1999 to $4,507,100 in fiscal 2000, due to the decrease in sales. Gross profit as a percentage of sales increased from 37 percent in fiscal 1999 to 38 percent in fiscal 2000. This increase in gross profit margin on revenue from product sales in fiscal 2000 was due to improved margins on proprietary products and lower costs resulting from the Company's expenditure controls since its fiscal 1998 restructuring.

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

         Due to decreased revenues and increased spending for product development, net earnings decreased from $600,600 for the fiscal year ended October 3, 1999 to $522,400 for the fiscal year ended October 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2001, the Company used net cash of $171,900 in operations, as a result of the net loss of $212,000 and an increase in accounts receivable of $1,703,400. The unfortunate downturn in the industry and the economy, as a whole, caused many of our customers to pay 14 to 30 days past due. While certain customers have extended payments, the Company has maintained its current schedule of paying vendors within terms, without drawing on its line of credit. This also contributed to the net cash used in operations, as the Company reduced accrued expenses by $62,400, paid $163,200 for capital expenditures, and repaid capital leases aggregating $209,700. Fortunately, the Company was able to reduce physical inventories by $1,055,200 and its inventory reserves by $568,600, which saved it from expending additional cash in operations.

         During fiscal 2000, the Company had $4,088,000 of net cash provided from operations, resulting from net income of $522,400 and a decrease in accounts receivable of $3,398,100. During fiscal 2000, the Company worked closely with customers to spread their shipments more evenly throughout a quarter, and maintained close relations to encourage prompt payment. During the fiscal year, the Company used this cash from operations and $389,300 of cash from the exercise of warrants and stock options, to reduce accounts payable by $638,400, repay related party notes payable of $250,000, and reduce bank borrowings by $3,490,000.

         During fiscal 1999, the Company had $2,050,900 of net cash provided from operations, resulting from net income of $600,600, a decrease in prepaid expenses of $193,200, and a reduction in the allowance for doubtful accounts of $84,000. While the Company's net inventories decreased by $697,300, the Company increased its inventory reserves by $1,194,200 during fiscal 1999, which also accounts for the net cash provided by operations. The ability to use inventories on-hand rather than build more product, resulted in less cash being used in operations and aided in the reduction of accounts payable by $891,600. The Company also received $307,500 from a common stock subscription receivable and $250,000 from related party notes payable, which helped the Company reduce accounts payable by $891,600, make $430,200 in capital expenditures, and repay $553,600 in capital lease obligations.

         The Company has addressed its requirements for working capital by reducing expenditures, accelerating certain accounts receivable collections, and shifting its focus to higher margin products. The Company believes that these actions, combined with anticipated after-tax cash earnings and reductions in the levels of inventories, as well as the financing available under its existing line of credit, will be sufficient to support its working capital and capital expenditure requirements for the next 12 months.

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

         The Company relies on third party suppliers for its raw materials, particularly its processed wafers, for which there is currently one primary supplier, and as a result, maintains substantial inventory levels to protect against disruption in supplies. The Company has periodically experienced disruptions in obtaining wafers from its supplier. As the Company continues to shift towards higher margin proprietary products, it expects to be able to reduce inventory levels by streamlining its product offerings. In the event economic conditions remain slow, the Company may consider writing off a portion of its inventory.

         Historically, due to customer order scheduling, up to 80% of the quarterly revenues were often shipped in the last month of the quarter, so a large portion of the shipments included in year-end accounts receivable were not yet due per the Company's net 30-day terms. This resulted in year-end accounts receivable balances being at their highest point for the respective period. In the past few years, the Company has been able to reduce its accounts receivable levels through increased interaction with its customers to spread their orders and shipments more evenly between months and through added pressure to pay within the Company's terms. The current slowdown in the economy and industry, and some special 90-day term accounts, resulted in an increase in accounts receivable in fiscal 2001.

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

Financing

         The Company has a $2,000,000 revolving line of credit with Comerica Bank-California, which matures July 31, 2002. The line of credit bears interest at the bank's prime rate (6.0% at September 30, 2001) plus 0.25%, is secured by all of the Company's assets, and is guaranteed, in part, by a federal agency. The borrowings under the line of credit are to finance the cost of manufacturing, producing, purchasing, or selling the Company's finished goods and services, which are intended for export. The Company is required to maintain a quarterly minimum quick ratio of 1.1 to 1.0, maintain a quarterly debt-to-effective tangible net worth rate of not more than 0.60 to 1.0, maintain a quarterly effective tangible net worth of at least $16.5 million plus 50 percent of the previous quarter's cumulative net earnings, and have positive net earnings as of the end of each fiscal year. Borrowings supported by export-related inventory are required to not exceed 70% of the total outstanding borrowings. As of September 30, 2001, the Company had no outstanding borrowings under its line of credit, and was in compliance with its covenants, except the profitability requirement, for which it has not obtained a waiver.

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

New Accounting Pronouncements

         In June 1999 and June 2000, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, respectively. SFAS No. 133 and No. 138 require companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 2000, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective, concurrently with SFAS No. 138, for all fiscal quarters of all fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company does not anticipate any material impact from the adoption of this standard. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans early adoption of SFAS No. 142 during fiscal 2002, and does not expect any impairment of goodwill upon adoption. Goodwill amortization aggregated $30,700 for fiscal 2001, 2000, and 1999.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for all fiscal years beginning after June 15, 2002, with early application permitted. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position, results of operations, or cash flow.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Dispsal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The statement is effective for all fiscal years beginning after December 15, 2001, with early application permitted. The Compnay does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position, results of operations, or cash flows.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:                                        Page
----------------------------------                                        ----

Report of Independent Certified Public Accountants..........................20
Consolidated Balance Sheets, September 30, 2001 and October 1, 2000.........21
Consolidated Statements of Operations, fiscal years ended
   September 30, 2001, October 1, 2000, and October 3, 1999.................22
Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999...........23
Consolidated Statements of Cash Flows, fiscal years ended
   September 30, 2001, October 1, 2000, and October 3, 1999.................24
Summary of Accounting Policies..............................................25
Notes to Consolidated Financial Statements..................................29
Quarterly Financial Data (unaudited), fiscal years ended
   September 30, 2001and October 1, 2000....................................37

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts.............................39

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
LOGIC Devices Incorporated
Sunnyvale, California

We have audited the accompanying consolidated balance sheet of LOGIC Devices Incorporated as of September 30, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal year then ended. We have also audited the 2001 information included in Schedule II - Valuation and Qualifying Accounts (the Schedule). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of LOGIC Devices Incorporated for the fiscal years ended October 1, 2000 and October 3, 1999, and the 2000 and 1999 information included in Schedule II, were audited by other auditors, whose report dated November 7, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2001, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 2001 information set forth therein.

                                          /s/ Hood and Strong LLP
                                         ----------------------------
                                              Hood and Strong LLP

Menlo Park, California
November 12, 2001

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                                                             September 30,              October 1,
                                                                                      2001                    2000
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                            $        217,500       $         753,300
     Accounts receivable, net of allowance for doubtful
       accounts of $20,000 (Notes 9 and 10)                                      3,352,200               1,648,800
     Inventories (Notes 1 and 10)                                               11,695,700              12,182,300
     Prepaid expenses and other current assets                                     192,600                 235,300
                                                                           ---------------        ----------------
         Total current assets                                                   15,458,000              14,819,700

Property and equipment, net (Notes 2 and 11)                                     1,592,000               2,423,700

Other assets (Note 4)                                                              181,000                 345,100
                                                                           ---------------        ----------------

                                                                          $     17,231,000       $      17,588,500
                                                                           ===============        ================


LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                                     $        268,100       $         192,000
     Accrued payroll and vacation                                                  190,900                 153,500
     Accrued commissions                                                            54,600                 115,300
     Other accrued expenses                                                          5,500                  44,600
     Capital lease obligations, current portion
         (Notes 2, 7, and 11)                                                       54,700                 194,200
     Income taxes payable (Note 6)                                                   1,900                   5,200
                                                                           ---------------        ----------------
         Total current liabilities                                                 575,700                 704,800

Capital lease obligations, less current portion
     (Notes 2, 7, and 11)                                                            2,900                  38,300
                                                                           ---------------        ----------------

Total liabilities                                                                  578,600                 743,100
                                                                           ---------------        ----------------

Commitments and contingencies (Note 7)

Shareholders' equity (Notes 3 and 8):
     Preferred stock, no par value; 1,000,000 shares
       authorized; 5,000 designated as Series A;
       0 shares issued and outstanding                                                   -                       -
     Common stock, no par value; 10,000,000 shares
       authorized; 6,841,888 shares issued and outstanding                      18,522,700              18,522,700
     Additional paid-in capital                                                     19,000                       -
     Accumulated deficit                                                        (1,889,300)             (1,677,300)
                                                                           ---------------        ----------------

Total shareholders' equity                                                      16,652,400              16,845,400
                                                                           ---------------        ----------------

                                                                          $     17,231,000       $      17,588,500
                                                                           ===============        ================


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Fiscal Years Ended:
                                                       ------------------------------------------------------------
                                                           September 30,           October 1,           October 3,
                                                                    2001                 2000                 1999
-------------------------------------------------------------------------------------------------------------------
Net revenues (Note 9)                                  $      10,007,300    $      11,785,900    $      12,921,600

Cost of revenues                                               6,167,300            7,278,800            8,126,200
                                                        ----------------     ----------------     ----------------

Gross profit                                                   3,840,000            4,507,100            4,795,400
                                                        ----------------     ----------------     ----------------

Operating expenses:
     Research and development                                  1,926,100            1,660,600            1,367,400
     Selling, general, and administrative                      2,091,400            2,076,200            2,276,600
                                                        ----------------     ----------------     ----------------

Total operating expenses                                       4,017,500            3,736,800            3,644,000
                                                        ----------------     ----------------     ----------------

(Loss) income from operations                                   (177,500)             770,300            1,151,400
                                                        ----------------     ----------------     ----------------

Other (income) expense:
     Interest expense                                             54,700              314,100              571,600
     Interest income                                             (10,100)              (8,100)                (400)
     Other income                                                (20,500)             (47,900)             (40,400)
                                                        ----------------     ----------------     ----------------

Total other expense                                               24,100              258,100              530,800
                                                        ----------------     ----------------     ----------------

(Loss) income before provision for
     income taxes                                               (201,600)             512,200              620,600

(Provision) benefit for income taxes (Note 6)                    (10,400)              10,200              (20,000)
                                                        ----------------     ----------------     ----------------

Net (loss) income                                      $        (212,000)   $         522,400    $         600,600
                                                        ================     ================     ================

Basic and diluted (loss) income per share              $           (0.03)   $            0.08    $            0.09
                                                        ================     ================     ================

Basic weighted average
     common shares outstanding                                 6,841,888            6,771,826            6,635,427
                                                        ================     ================     ================

Diluted weighted average
     common shares outstanding                                 6,841,888            6,892,610            6,635,427
                                                        ================     ================     ================


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           LOGIC DEVICES INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Common Stock               Common     Additional
                                          --------------------------          Stock        Paid-in     (Accumulated)
                                             Shares          Amount      Subscribed        Capital          Deficit)          Total
-----------------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1998              6,632,388     $18,091,900     $  (307,500)    $        -      $(2,800,300)    $14,984,100

Issuance of common stock on
   exercise of stock options (Note 8)        18,100          41,500               -              -                -          41,500

Proceeds from common stock
   Subscribed (Note 3)                            -               -         307,500              -                -         307,500

Net income                                        -               -               -              -          600,600         600,600
                                          ---------     -----------     -----------     ----------      -----------     -----------

Balances, October 3, 1999                 6,650,488      18,133,400               -              -       (2,199,700)     15,933,700

Issuance of common stock on
   exercise of stock options (Note 8)        91,400         242,400               -              -                -         242,400

Issuance of common stock on
   exercise of warrants (Note 8)            100,000         146,900               -              -                -         146,900

Net income                                        -               -               -              -          522,400         522,400
                                          ---------     -----------     -----------     ----------      -----------     -----------

Balances, October 1, 2000                 6,841,888      18,522,700               -              -       (1,677,300)     16,845,400

Issuance of common stock
   options to nonemployees                        -               -               -         19,000                -          19,000

Net loss                                          -               -               -              -         (212,000)       (212,000)
                                          ---------     -----------     -----------     ----------      -----------     -----------

Balances, September 30, 2001              6,841,888     $18,522,700     $         -     $   19,000      $(1,889,300)    $16,652,400
                                          =========     ===========     ===========     ==========      ===========     ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Fiscal Years Ended:
                                                                -----------------------------------------------------------
                                                                    September 30,          October 1,           October 3,
                                                                             2001                2000                 1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                          $        (212,000)   $        522,400     $        600,600
     Adjustments to reconcile net (loss) income
       to net cash (used in) provided by operating
       activities:
         Depreciation and amortization                                  1,181,200           1,357,200            1,842,000
         (Loss) gain on disposal of capital equipment                       3,600             (48,000)                   -
         Allowance for doubtful accounts                                        -            (233,500)              84,000
         Issuance of common stock options for services                     19,000                   -                    -
         Changes in assets and liabilities:
           Accounts receivable                                         (1,703,400)          3,398,100             (344,000)
           Inventories                                                    486,600            (344,000)             697,300
           Prepaid expenses and other current assets                       42,700               4,100              193,200
           Income taxes receivable                                              -              68,000               22,000
           Accounts payable                                                76,100            (638,400)            (891,600)
           Accrued payroll and vacation                                    37,400             (52,400)             (14,000)
           Accrued commissions                                            (60,700)             75,300                    -
           Other accrued expenses                                         (39,100)            (26,000)            (138,600)
           Income taxes payable                                            (3,300)              5,200                    -
                                                                 ----------------     ---------------      ---------------
Net cash (used in) provided by operating activities                      (171,900)          4,088,000            2,050,900
                                                                 ----------------     ---------------      ---------------

Cash flows from investing activities:
     Capital expenditures                                                (163,200)           (247,800)            (430,200)
     Proceeds from sale of capital equipment                                    -             158,100                    -
     Other assets                                                           9,000              49,500              288,700
                                                                 ----------------     ---------------      ---------------
Net cash used in investing activities                                    (154,200)            (40,200)            (141,500)
                                                                 ----------------     ---------------      ---------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                     -             389,300               41,500
     Receipt of common stock subscription receivable                            -                   -              307,500
     Proceeds from bank borrowings                                        500,000                   -              693,300
     Repayments of bank borrowings                                       (500,000)         (3,490,000)          (2,553,300)
     Proceeds from notes payable, related party                                 -                   -              250,000
     Payment of notes payable, related party                                    -            (250,000)                   -
     Payments of capital lease obligations                               (209,700)           (181,500)            (553,600)
                                                                 ----------------     ---------------      ---------------
Net cash used in financing activities                                    (209,700)         (3,532,200)          (1,814,600)
                                                                 ----------------     ---------------      ---------------

Net (decrease) increase in cash and cash equivalents                     (535,800)            515,600               94,800

Cash and cash equivalents, beginning of period                            753,300             237,700              142,900
                                                                 ----------------     ---------------      ---------------

Cash and cash equivalents, end of period                        $         217,500    $        753,300     $        237,700
                                                                 ================     ===============      ===============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           LOGIC DEVICES INCORPORATED

                         SUMMARY OF ACCOUNTING POLICIES


The Company

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company's products include high-speed digital signal processing chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LOGIC Devices International, a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year

Effective September 16, 1999, the Company adopted a fiscal year consisting of 52 weeks of seven days, ending on Sundays. As a result of this change, the Company's 2001, 2000, and 1999 fiscal years ended on September 30, October 1, and October 3, respectively.

Reclassifications

Certain items were reclassified in the consolidated financial statements for fiscal 2000 and 1999 to conform to the basis used in the consolidated financial statements for fiscal 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on collectibility.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (Notes 1 and 10). Cost includes the purchase price of parts, assembly costs, and overhead.

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

Revenue Recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time, if applicable.

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

For the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, there is no difference between basic and diluted income (loss) per share, as there were no dilutive stock options in fiscal 2001 and 1999, and the number of stock options with a dilutive effect was minimal in fiscal 2000. For fiscal 2001, 2000, and 1999, options to purchase 1,001,500, 754,800, and 1,061,400 shares of common stock were excluded from the computation of diluted income
(loss) per share since their effect would be antidilutive, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these items. The Company's bank borrowings approximate fair value because the interest rate fluctuates with changes in the prime rate. The Company's capital lease obligations approximate fair value, based on rates currently available from the bank for debt with similar terms and maturities.

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

Adoption of New Accounting Pronouncements

In June 1999 and June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, respectively. SFAS No. 133 and No. 138 require companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 2000, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective, concurrently with SFAS No. 138, for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

                           LOGIC DEVICES INCORPORATED

                         SUMMARY OF ACCOUNTING POLICIES


In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and revises the accounting standards for securizations and transfers of financial assets and collateral. The adoption of SFAS No. 140 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company does not anticipate any material impact from the adoption of this standard. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans early adoption of SFAS No. 142 during fiscal 2002, and does not expect any impairment of goodwill upon adoption. Goodwill amortization aggregated $30,700 in fiscal 2001, 2000, and 1999.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for all fiscal years beginning after June 15, 2002, with early application permitted. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The statement is effective for all fiscal years beginning after December 15, 2001, with early application permitted. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position, results of operations, or cash flows.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       INVENTORIES

     A summary of inventories follows:

                                                                                September 30,           October 1,
                                                                                         2001                 2000
                                                                            -----------------    -----------------
         Raw materials                                                     $        1,544,800   $        3,826,400
         Work-in-process                                                            6,801,900            5,573,900
         Finished goods                                                             3,349,000            2,782,000
                                                                            -----------------    -----------------

                                                                           $       11,695,700   $       12,182,300
                                                                            =================    =================


2.       PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                                                September 30,           October 1,
                                                                                         2001                 2000
                                                                            -----------------    -----------------
         Equipment                                                         $        5,047,500   $        4,838,200
         Tooling costs                                                              2,175,100            2,962,500
         Leasehold improvements                                                        69,300              225,200
                                                                            -----------------    -----------------
                                                                                    7,291,900            8,025,900

         Less accumulated depreciation and amortization                             5,699,900            5,602,200
                                                                            -----------------    -----------------

                                                                           $        1,592,000   $        2,423,700
                                                                            =================    =================

     Equipment under capital lease obligations aggregated $397,600 and $362,800 as of September 30, 2001 and October 1, 2000, with related accumulated amortization of $257,400 and $179,100, respectively. For fiscal 2001, 2000, and 1999, amortization expense for equipment under capital lease obligations was $76,500, $120,000, and $225,200, respectively.


3.       RELATED PARTY TRANSACTIONS

     During fiscal 2001, the Company recognized $19,000 of expense related to the issuance of 67,000 stock options to related party consultants.

     During fiscal 1999, the Company received funds pursuant to two notes payable from principal shareholders aggregating $250,000. The notes bore interest at the Company's lender prime rate (8.25% at October 3, 1999) plus 2% and were paid in full during the fiscal year ended October 1, 2000.

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


4.       OTHER ASSETS

     A summary of other assets follows:

                                                                                September 30,           October 1,
                                                                                         2001                 2000
                                                                            -----------------    -----------------
         Capitalized software, net of accumulated amortization
           of $2,342,500 and $2,218,100, respectively                      $               -    $          124,400
         Costs in excess of fair value of net assets acquired,
           net of accumulated amortization of $199,200 and
           $168,500, respectively                                                     110,300              141,000
         Deposits and other assets                                                     70,700               79,700
                                                                            -----------------    -----------------

                                                                           $          181,000   $          345,100
                                                                            =================    =================

     In fiscal 2001, amortization expense for other assets totaled $155,100, and for both fiscal 2000 and 1999, amortization expense for other assets totaled $178,300.


5.       BANK BORROWINGS

     The Company has a revolving line of credit up to $2,000,000, with a bank, which expires on July 31, 2002, bears interest at the bank's prime rate (6.0% at September 30, 2001) plus 0.25%, is secured by all the Company's assets, and is guaranteed, in part, by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of 1.1 to 1.0, maintain a quarterly debt-to-effective tangible net worth ratio of not more than 0.60 to 1.0, maintain a quarterly effective tangible net worth of at least $16.5 million plus 50 percent of the previous quarter's cumulative net earnings, and have positive net earnings as of the end of each fiscal year. Borrowings supported by export-related inventory are required to not exceed 70% of the total outstanding borrowings. Under the terms of its line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. As of September 30, 2001, the Company had a zero balance and was in compliance with its covenants, except the profitability requirement, for which it has not obtained a waiver.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       BENEFIT (PROVISION) FOR INCOME TAXES

     The benefit (provision) for income taxes for fiscal 2001, 2000, and 1999, comprise:

                                                                 Current             Deferred                Total
                                                       -----------------    -----------------    -----------------
     2001

         Federal                                      $                -   $                -   $                -
         State                                                   (10,400)                   -              (10,400)
                                                       -----------------    -----------------    -----------------

                                                      $          (10,400)  $                -   $          (10,400)
                                                       =================    =================    =================


                                                                 Current             Deferred                Total
                                                       -----------------    -----------------    -----------------

     2000

         Federal                                      $           21,800   $                -   $           21,800
         State                                                   (11,600)                   -              (11,600)
                                                       -----------------    -----------------    -----------------

                                                      $           10,200   $                -   $           10,200
                                                       =================    =================    =================


                                                                 Current             Deferred                Total
                                                       -----------------    -----------------    -----------------

     1999

         Federal                                      $          (18,000)  $                -   $          (18,000)
         State                                                    (2,000)                   -               (2,000)
                                                       -----------------    -----------------    -----------------

                                                      $          (20,000)  $                -   $          (20,000)
                                                       =================    =================    =================

     The following summarizes the difference between the income tax (expense) benefit and the amount computed by applying the Federal income tax rate of 34% in fiscal 2001, 2000, and 1999, to income (loss) before taxes:

                                                                    2001                 2000                 1999
                                                       -----------------    -----------------    -----------------
         Federal income tax at statutory rate         $           68,500   $         (174,100)  $         (211,000)
         Tax credit carryforwards                                      -               34,700              362,300
         State income taxes, net of federal
           tax benefit                                            11,500               (7,700)             (36,200)
         Stock option and warrant exercises                            -              171,000                    -
         Other, net                                             (192,300)              50,000              132,600
         Valuation allowance                                     101,900              (63,700)            (267,700)
                                                       -----------------    -----------------    -----------------

                                                      $          (10,400)  $           10,200   $          (20,000)
                                                       =================    =================    =================

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred tax assets and liabilities comprise the following:

                                                                                September 30,           October 1,
                                                                                         2001                 2000
                                                                            -----------------    -----------------
         Deferred tax assets
           Net operating loss carryforwards                                $        1,226,800   $        1,450,900
           Reserves not currently deductible                                        1,088,200            1,085,000
           Capitalized inventory costs                                                312,600              456,700
           Tax credit carryforwards                                                   457,800              397,000
           Distributor sales reserves                                                       -               13,700
           Other                                                                       42,200               39,700
                                                                            -----------------    -----------------

              Gross deferred tax assets                                             3,127,600            3,443,000
                                                                            -----------------    -----------------

         Deferred tax liabilities
           State tax benefit                                                         (290,000)            (296,300)
           Depreciation                                                              (100,200)            (254,100)
           Capitalized software costs                                                       -              (53,300)
                                                                            -----------------    -----------------

              Gross deferred tax liabilities                                         (390,200)            (603,700)
                                                                            -----------------    -----------------

         Net deferred tax assets                                                    2,737,400            2,839,300

         Valuation allowance                                                       (2,737,400)          (2,839,300)
                                                                            -----------------    -----------------

         Net deferred taxes                                                $                -   $                -
                                                                            =================    =================

     The valuation allowance was decreased $101,900 from fiscal 2000 to fiscal 2001. This was the result of a decrease of the net deferred tax assets, primarily net operating loss carryforwards (NOLs) and capitalized inventory costs. Because the Company management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

     As of September 30, 2001, the Company has Federal and State NOLs totaling approximately $3,028,100 and $2,231,600, respectively, available to offset future taxable income. These NOLs expire at various times through 2021 and 2006, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $79,300 and $83,800, respectively, expiring at various times through 2021. The Company has state manufacturing tax credit carryforwards totaling approximately $294,800, which expire at various times through 2011.


7.       COMMITMENTS

     The Company leases its facilities and certain equipment under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense related to these operating leases was $816,700, $981,700, and $1,293,500, for fiscal 2001, 2000, and 1999, respectively.

     A summary of future minimum lease payments under capitalized leases, together with the present value of such minimum lease payments, and future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  Capitalized            Operating
                                                                                       Leases               Leases
                                                                            -----------------    -----------------
     Fiscal years ended:

         September 29, 2002                                                $           56,800   $          589,400
         September 28, 2003                                                             3,000              273,200
         September 27, 2004                                                                 -              193,300
         September 26, 2005                                                                 -               80,600
         Thereafter                                                                         -                    -
                                                                            -----------------    -----------------

         Future minimum lease payments                                                 59,800   $        1,136,500
                                                                                                 =================
         Less amounts representing interest (4.08% to 10.75%)                           2,200
                                                                            -----------------

         Present value of future minimum lease payments                                57,600

         Less current portion                                                          54,700
                                                                            -----------------

                                                                           $            2,900
                                                                            =================

     Sublease receipts aggregating approximately $17,200 and $8,800 in the fiscal years ended September 29, 2002 and September 28, 2003, respectively, will reduce future operating lease commitments.


8.       SHAREHOLDERS' EQUITY

     Stock Option Plan

     The Company issues common stock options to its employees, certain consultants, and certain of its board members. Options granted to its employees and consultants generally vest over four years and expire ten years from the date of grant. Options granted to board members generally vest immediately and expire five years from the date of grant. A summary of the status of the Company's stock option plan as of September 30, 2001, October 1, 2000, and October 3, 1999, and changes during the fiscal years then ended, is presented in the following table:

                                                              Options Outstanding
                           ----------------------------------------------------------------------------------------
                               September 30, 2001                 October 1, 2000               October 3, 1999
                           ----------------------------     ---------------------------     -------------------------
                                            Wtd. Avg.                         Wtd. Avg.                      Wtd. Avg.
                             Shares         Ex. Price          Shares         Ex. Price       Shares         Ex. Price
                           ----------------------------     ---------------------------     --------------------------
     Beginning                 754,800    $     3.076         1,061,400     $   3.087           818,000    $     3.015
     Granted                   314,500    $     1.835           115,000     $   3.832           301,000    $     3.216
     Exercised                       -              -           (91,400)    $   2.653           (18,100)   $     2.290
     Forfeited                 (67,800)   $     2.582          (330,200)    $   3.444           (39,500)   $     2.984
                           -----------                      -----------                      ----------

     Ending                  1,001,500    $     2.705           754,800     $   3.076         1,061,400    $     3.087
                           ===========     ==========      ============      ========        ==========     ==========

     Exercisable at
       year-end:               784,200                          656,900                         754,200
                           ===========                     ============                      ==========

     Weighted-average fair value
       of options granted during period   $     1.835                       $   3.832                      $     3.216
                                           ==========                        ========                       ==========

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about stock options outstanding as of September 30, 2001:

                                       Options Outstanding                          Options Exercisable
                         -----------------------------------------------     ------------------------------
                                              Wtd. Avg.
       Range of               Number          Remaining        Wtd. Avg.          Number         Wtd. Avg.
       Exercise             Outstanding      Contractual       Exercise         Exercisable      Exercise
        Prices              at 09/30/01         Life             Price          at 09/30/01        Price
-----------------------  -----------------------------------------------     ------------------------------
    $0.000 - 2.000                281,500     9.1 years      $    1.787           100,300        $    1.683
    $2.001 - 4.000                668,000     6.9 years      $    2.825           631,900        $    2.825
    $4.001 - 6.000                 40,000     8.5 years      $    5.563            40,000        $    5.563
    $6.001 - 8.000                 12,000     4.3 years      $    8.000            12,000        $    8.000
                         ----------------                                    ------------


                                1,001,500                    $    2.705           784,200        $    2.897
                         ================                     =========      ============         =========


     The difference between the exercise price and the fair market value of the options issued on the dates of grant is accounted for as unearned compensation and amortized to expense over the related vesting period. The Company recognized $19,000 of expense in fiscal 2001, related to stock options granted to consultants. As discussed in the Summary of Accounting Policies, the Company follows APB No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the Company would have incurred an additional $97,000, $509,200, and $317,300 in related compensation expenses during the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, respectively. Under the provisions of SFAS No. 123, the pro forma net (loss) income and basic and diluted (loss) income per share for the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, follows:

                                                            2001              2000                 1999
                                                      ----------        ----------           ----------
     Net (loss) income

         As reported                                  $(212,000)        $  522,400           $  600,600
                                                       ========          =========            =========

         Pro forma                                    $(299,000)        $   13,200           $  283,300
                                                       ========          =========            =========

     Basic and diluted earnings (loss)
       per share

         As reported                                  $   (0.03)        $     0.08           $     0.09
                                                       ========          =========            =========

         Pro forma                                    $   (0.04)        $     0.00           $     0.04
                                                       ========          =========            =========

     The pro forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                            2001              2000                 1999
                                                      ----------        ----------           ----------
         Expected life (in years)                            3.0               3.0                  4.0
         Risk-free interest rate                            3.5%              6.0%                 6.2%
         Volatility                                        90.4%             72.0%                91.0%
         Dividend yield                                      0.0               0.0                  0.0

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


9.       MAJOR CUSTOMERS, MAJOR SUPPLIERS AND EXPORT SALES

     Major Customers and Suppliers

     For fiscal 2001, one customer accounted for approximately 32% of net revenues, with accounts receivable of $2,654,900 as of September 30, 2001. For fiscal 2000, two customers accounted for approximately 31% and 10% of net revenues, one of which was the Company's exclusive domestic distributor, with accounts receivable of $615,200 and $209,800, respectively, as of October 1, 2000. For fiscal 1999, one customer accounted for approximately 35% of net revenues, with accounts receivable of $1,820,500 as of October 3, 1999.

     The Company had one supplier that comprised approximately 23% of its purchases in fiscal 2001, while no suppliers comprised 10% or more of its purchases in fiscal 2000 and 1999.

     Export Sales

     The Company had the following export sales:

                                                               2001             2000                1999
                                                      -------------     -------------      -------------
         Western Europe                               $   2,652,800     $   3,520,500      $   3,204,600
         Far East                                           392,600         1,106,700            857,000
         Other                                              180,500            19,000             96,400
                                                      -------------     -------------      -------------

                                                      $   3,225,900     $   4,646,200      $   4,158,000
                                                      =============     =============      =============

     No one country comprised more than 10% of net revenues in fiscal 2001, 2000, and 1999.


10.       USE OF ESTIMATES AND CONCENTRATION OF CREDIT RISKS

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management estimates. These estimates are impacted, in part, by the following risks and uncertainties:

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A significant portion of the Company's accounts receivable has historically been derived from one major class of customer (distributors) with the remainder being spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to (1) the provision being made at the date of sale for returns and allowances, and (2) the diversity of its products, end-customers, and geographic sales areas. The Company performs credit evaluations of its customers' financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

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

11.      STATEMENTS OF CASH FLOWS

     The Company paid $54,700, $314,100, and $557,600 for interest in the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, respectively. The Company paid $15,900 and $3,800 for income taxes during fiscal 2001 and 2000, respectively. The Company did not make any income tax payments during fiscal 1999.

     Non-cash investing and financing activities for fiscal 2001 and 2000 consisted of the acquisition of $34,800 and $40,200 of equipment under capital leases, respectively, and the issuance of 67,000 stock options to consultants recorded at an amount of $19,000 for fiscal 2001. There were no non-cash investing and financing activities during fiscal 1999.

12.      401(K) SAVINGS PLAN

     The Company has a 401(k) savings plan (the Plan), which was adopted on September 1, 2000. Employees may make voluntary contributions and the Company has the discretion to make matching contributions. The Plan covers all employees meeting certain age and service requirements, and who are not covered by collective bargaining agreements. The Company funds expenses incurred in connection with the Plan, on a current basis. The Company made no matching contributions during fiscal 2001, 2000, and 1999.

QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited results of operations (dollars in thousands, except per share data) for the fiscal years ended September 30, 2001 and October 1, 2000:

                                                    Fiscal Quarter Ended:
                            ------------------------------------------------------------------
                               12/31/00         04/01/01          07/01/01         09/30/01            Total
                            -------------     -------------    -------------     -------------    ---------------
Net revenues                $       3,058     $       2,540    $       2,490     $       1,919    $       10,007

Gross margin                $       1,218     $       1,216    $       1,331     $          75    $        3,840

Income (loss) from
  operations                $         105     $          23    $          22     $        (328)   $        (178)

Income (loss) before
  income taxes              $          98     $          22    $          14     $        (336)   $        (202)

Net income (loss)           $          97     $          12    $          14     $        (335)   $        (212)

Basic income (loss)
  per share                 $        0.01     $           -    $           -     $       (0.04)   $       (0.03)

Weighted average
  common shares                     6,842             6,842            6,842             6,842            6,842


                                                   Fiscal Quarter Ended:
                            ------------------------------------------------------------------
                               01/02/00         04/02/00          07/02/00         10/01/00            Total
                            -------------     -------------    -------------     -------------    ---------------
Net revenues                $       3,010     $      2,769     $       2,990     $       3,017    $        11,786

Gross margin                $       1,220     $      1,235     $       1,451     $         601    $         4,507

Income from operations      $         166     $        159     $         195     $         250    $           770

Income before
  income taxes              $          89     $         93     $         147     $         183    $           512

Net income                  $          88     $         93     $         147     $         194    $           522

Basic income                $        0.01     $       0.01     $        0.02     $        0.04    $          0.08
  per share

Weighted average
  common shares                     6,650            6,753             6,842             6,842              6,772


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



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)  The following documents are filed as part of this report:

        (1) The Company's Consolidated Financial Statements, Summary of Accounting Policies, and Notes to Consolidated Financial Statements appear at pages 20 to 36 of this report; see Index to Consolidated Financial Statements at page 19 of this report.

        (2) The Consolidated Financial Statement Schedule appears on page 39 of this report; see Index to Consolidated Financial Statements Schedule at page 19 of this report.

        (3) The Index to Exhibits appears at page 41 of this report.

(b) Reports on Form 8-K: During the last quarter of fiscal 2001, the Company filed no current reports on Form 8-K.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Balance        Charged
                                                   at          to costs                        Balance
                                              beginning           and                         at end of
Description                                   of period        expenses       Deductions     period
-----------                                  --------------   ------------    ----------   -------------
2001

Allowance for:

   Doubtful accounts                         $     20,000     $        -      $        -    $     20,000

   Inventory reserve                         $  2,436,300     $    65,500     $ (634,100)   $  1,867,700

   Sales returns                             $     32,000     $   (32,000)    $        -    $          -

2000

Allowance for:

   Doubtful accounts                         $    253,500     $         -     $  233,500    $     20,000

   Inventory reserve                         $  1,784,200     $   652,100     $        -    $  2,436,300

   Sales returns                             $     50,000     $         -     $   18,000    $     32,000

1999

Allowance for:

   Doubtful accounts                         $    169,500     $    84,000     $        -    $    253,500

   Inventory reserve                         $    590,000     $ 1,194,200     $        -    $  1,784,200

   Sales returns                             $    149,100     $         -     $  (99,100)   $     50,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Date: December 20, 2001              By:   /s/ William J. Volz
                                         --------------------------------------
                                             William J. Volz, President and
                                             Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                           Date
---------                      -----                           ----

  /s/ William J. Volz          President and Director          December 20, 2001
----------------------------   (Principal Executive Officer)
    William J. Volz


  /s/ Kimiko Lauris            Chief Financial Officer         December 20, 2001
----------------------------   (Principal Financial and
    Kimiko Lauris              Accounting Officer)



  /s/ Howard L. Farkas         Chairman of the Board           December 20, 2001
----------------------------   of Directors
    Howard L. Farkas


  /s/ Albert Morrison, Jr.     Director                        December 20, 2001
----------------------------
    Albert Morrison, Jr.


  /s/ Frederic J. Harris       Director                        December 20, 2001
----------------------------
    Frederic J. Harris

                                INDEX TO EXHIBITS

Exhibit No.                Description

3.1      Articles of Incorporation, as amended. [3.1] (1)
3.2      Bylaws, as amended. [3.2] (1)
10.1     Real Estate lease regarding Registrant's Sunnyvale
         facilities. [10.1] (2)
10.2     LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3     LOGIC Devices Incorporated 1999 Director Stock Incentive
         Plan. [10.1] (4)
10.4 Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
23.1     Consent letter of Hood & Strong LLP.
----------

[ ] Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1) Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2) Registration Statementof Form S-3, as filed with the SEC on November 21, 1996 [Registration No. 333-16591].
(3) Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4) Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 14, 1999.
(5) Annual Report on Form 10-K for the transition period from January 1, 1998 to October 3, 1999, as filed with the SEC on January 13, 1999.