Form 10-K405/A
period 2001-09-30
LOGIC DEVICES INC
filed 2002-02-06
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal
                          Year Ended September 30, 2001

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

Items 8 through 14 and the Exhibits of the Annual Report on Form 10-K for the fiscal year ended September 30, 2001 of LOGIC Devices Incorporated (the "Company" or the "registrant"), previously filed with the Securities and Exchange Commission, is hereby amended and restated in its entirety as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:                                         Page
----------------------------------                                         ----

Independent Auditors' Report.................................................20
Report of Independent Certified Public Accountants...........................21
Consolidated Balance Sheets, September 30, 2001 and October 1, 2000..........22
Consolidated Statements of Operations, fiscal years ended
   September 30, 2001, October 1, 2000, and October 3, 1999..................23
Consolidated Statements of Shareholders' Equity, fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999............24
Consolidated Statements of Cash Flows, fiscal years ended
   September 30, 2001, October 1, 2000, and October 3, 1999..................25
Summary of Accounting Policies...............................................26
Notes to Consolidated Financial Statements...................................30
Quarterly Financial Data (unaudited), fiscal years ended
   September 30, 2001and October 1, 2000.....................................38

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:
------------------------------------------

Schedule II - Valuation and Qualifying Accounts..............................40

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

                                                  /s/ Hood and Strong LLP
                                                -----------------------------
                                                Hood and Strong LLP

Menlo Park, California
November 12, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
LOGIC Devices Incorporated
Sunnyvale, California

We have audited the accompanying consolidated balance sheet of LOGIC Devices Incorporated as of October 1, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended October 1, 2000 and October 3, 1999. We have also audited Schedule II - Valuation and Qualifying Accounts (the Schedule) as of and for the years ended October 1, 2000 and October 3, 1999. These financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated at October 1, 2000, and the results of their operations and their cash flows for the years ended October 1, 2000 and October 3, 1999, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

                                                 /s/ BDO Seidman, LLP
                                               ---------------------------
                                               BDO Seidman, LLP

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

                           LOGIC DEVICES INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                            Common Stock                   Common     Additional
                                    -----------------------------           Stock        Paid-in     (Accumulated)
                                           Shares          Amount      Subscribed        Capital          Deficit)          Total
---------------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1998            6,632,388  $   18,091,900   $    (307,500) $           -  $    (2,800,300) $   14,984,100

Issuance of common stock on
   exercise of stock options (Note 8)      18,100          41,500               -              -                -          41,500

Proceeds from common stock
   Subscribed (Note 3)                          -               -         307,500              -                -         307,500

Net income                                      -               -               -              -          600,600         600,600
                                    -------------   -------------    ------------   ------------   --------------   -------------

Balances, October 3, 1999               6,650,488      18,133,400               -              -       (2,199,700)     15,933,700

Issuance of common stock on
   exercise of stock options (Note 8)      91,400         242,400               -              -                -         242,400

Issuance of common stock on
   exercise of warrants (Note 8)          100,000         146,900               -              -                -         146,900

Net income                                      -               -               -              -          522,400         522,400
                                    -------------   -------------    ------------   ------------   --------------   -------------

Balances, October 1, 2000               6,841,888      18,522,700               -              -       (1,677,300)     16,845,400

Issuance of common  stock
   options to nonemployees                      -               -               -         19,000                -          19,000

Net loss                                        -               -               -              -         (212,000)       (212,000)
                                    --------------  -------------    ------------   ------------   --------------   -------------

Balances, September 30, 2001            6,841,888  $   18,522,700   $           -  $      19,000  $    (1,889,300) $   16,652,400
                                    =============   =============    ============   ============   ==============   =============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Fiscal Years Ended:
                                                                -----------------------------------------------------------
                                                                    September 30,          October 1,           October 3,
                                                                             2001                2000                 1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                          $        (212,000)   $        522,400     $        600,600
     Adjustments to reconcile net (loss) income
       to net cash (used in) provided by operating
       activities:
         Depreciation and amortization                                  1,181,200           1,357,200            1,842,000
         Loss (gain) on disposal of capital equipment                       3,600             (48,000)                   -
         Allowance for doubtful accounts                                        -            (233,500)              84,000
         Issuance of common stock options for services                     19,000                   -                    -
         Changes in assets and liabilities:
           Accounts receivable                                         (1,703,400)          3,398,100             (344,000)
           Inventories                                                    486,600            (344,000)             697,300
           Prepaid expenses and other current assets                       42,700               4,100              193,200
           Income taxes receivable                                              -              68,000               22,000
           Accounts payable                                                76,100            (638,400)            (891,600)
           Accrued payroll and vacation                                    37,400             (52,400)             (14,000)
           Accrued commissions                                            (60,700)             75,300                    -
           Other accrued expenses                                         (39,100)            (26,000)            (138,600)
           Income taxes payable                                            (3,300)              5,200                    -
                                                                 ----------------     ---------------      ---------------
Net cash (used in) provided by operating activities                      (171,900)          4,088,000            2,050,900
                                                                 ----------------     ---------------      ---------------

Cash flows from investing activities:
     Capital expenditures                                                (163,200)           (247,800)            (430,200)
     Proceeds from sale of capital equipment                                    -             158,100                    -
     Other assets                                                           9,000              49,500              288,700
                                                                 ----------------     ---------------      ---------------
Net cash used in investing activities                                    (154,200)            (40,200)            (141,500)
                                                                 ----------------     ---------------      ---------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                     -             389,300               41,500
     Receipt of common stock subscription receivable                            -                   -              307,500
     Proceeds from bank borrowings                                        500,000                   -              693,300
     Repayments of bank borrowings                                       (500,000)         (3,490,000)          (2,553,300)
     Proceeds from notes payable, related party                                 -                   -              250,000
     Payment of notes payable, related party                                    -            (250,000)                   -
     Payments of capital lease obligations                               (209,700)           (181,500)            (553,600)
                                                                 ----------------     ---------------      ---------------
Net cash used in financing activities                                    (209,700)         (3,532,200)          (1,814,600)
                                                                 ----------------     ---------------      ---------------

Net (decrease) increase in cash and cash equivalents                     (535,800)            515,600               94,800

Cash and cash equivalents, beginning of period                            753,300             237,700              142,900
                                                                 ----------------     ---------------      ---------------

Cash and cash equivalents, end of period                        $         217,500    $        753,300     $        237,700
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

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       BENEFIT (PROVISION) FOR INCOME TAXES

     The benefit (provision) for income taxes for fiscal 2001, 2000, and 1999, comprise:

                                                                 Current             Deferred                Total
     2001                                              -----------------    -----------------    -----------------

         Federal                                      $                -   $                -   $                -
         State                                                   (10,400)                   -              (10,400)
                                                       -----------------    -----------------    -----------------

                                                      $          (10,400)  $                -   $          (10,400)
                                                       =================    =================    =================


                                                                 Current             Deferred                Total
     2000                                              -----------------    -----------------    -----------------

         Federal                                      $           21,800   $                -   $           21,800
         State                                                   (11,600)                   -              (11,600)
                                                       -----------------    -----------------    -----------------

                                                      $           10,200   $                -   $           10,200
                                                       =================    =================    =================


                                                                 Current             Deferred                Total
     1999                                              -----------------    -----------------    -----------------

         Federal                                      $          (18,000)  $                -   $          (18,000)
         State                                                    (2,000)                   -               (2,000)
                                                       -----------------    -----------------    -----------------

                                                      $          (20,000)  $                -   $          (20,000)
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

                                                              Options Outstanding
                           ----------------------------------------------------------------------------------------
                               September 30, 2001               October 1, 2000               October 3, 1999
                           --------------------------     --------------------------    ---------------------------
                                           Wtd. Avg.                      Wtd. Avg.                      Wtd. Avg.
                             Shares        Ex. Price          Shares      Ex. Price       Shares         Ex. Price
                           --------------------------     --------------------------    ---------------------------
     Beginning                 754,800    $    3.076        1,061,400    $    3.087       818,000       $    3.015
     Granted                   314,500    $    1.835          115,000    $    3.832       301,000       $    3.216
     Exercised                       -             -          (91,400)   $    2.653       (18,100)      $    2.290
     Forfeited                 (67,800)   $    2.582         (330,200)   $    3.444       (39,500)      $    2.984
                           -----------                    -----------                   ---------

     Ending                  1,001,500    $    2.705          754,800    $    3.076     1,061,400       $    3.087
                           ===========         =====      ===========     =========     =========        =========

     Exercisable at
       year-end:               784,200                        656,900                     754,200
                           ===========                    ===========                   =========

     Weighted-average fair value
       of options granted during period   $     1.835                    $    3.832                     $    3.216
                                           ==========                     =========                      =========

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about stock options outstanding as of September 30, 2001:

                                     Options Outstanding                           Options Exercisable
                       -----------------------------------------------       ------------------------------
                                           Wtd. Avg.
     Range of               Number          Remaining        Wtd. Avg.            Number         Wtd. Avg.
     Exercise             Outstanding      Contractual       Exercise           Exercisable      Exercise
      Prices              at 09/30/01         Life             Price            at 09/30/01        Price
---------------------  -----------------------------------------------       ------------------------------
  $0.000 - 2.000                281,500     9.1 years         $1.787             45,500        $     1.683
  $2.001 - 4.000                668,000     6.9 years         $2.825            631,900        $     2.825
  $4.001 - 6.000                 40,000     8.5 years         $5.563             40,000        $     5.563
  $6.001 - 8.000                 12,000     4.3 years         $8.000             12,000        $     8.000
                       ----------------                                      ----------
                              1,001,500                       $2.705            784,200        $     2.897
                       ================                        =====         ==========         ==========

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

                                                                    2001                 2000                 1999
                                                       -----------------    -----------------    -----------------
     Net (loss) income

         As reported                                  $         (212,000)  $          522,400   $          600,600
                                                       =================    =================    =================

         Pro forma                                    $         (299,000)  $           13,200   $          283,300
                                                       =================    =================    =================

     Basic and diluted earnings (loss)
       per share

         As reported                                  $            (0.03)  $            0.08    $             0.09
                                                       =================    ================     =================

         Pro forma                                    $            (0.04)  $            0.00    $             0.04
                                                       =================    ================     =================

     The pro forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                                    2001                 2000                 1999
                                                       -----------------    -----------------    -----------------
         Expected life (in years)                                    3.0                  3.0                  4.0
         Risk-free interest rate                                    3.5%                 6.0%                 6.2%
         Volatility                                                90.4%                72.0%                91.0%
         Dividend yield                                              0.0                  0.0                  0.0


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

     The Company had one supplier that comprised approximately 23% of its purchases in fiscal 2001, while no suppliers comprised 10% or more of purchases in fiscal 2000 and 1999.

     Export Sales

     The Company had the following export sales:

                                                                    2001                 2000                 1999
                                                       -----------------    -----------------    -----------------
         Western Europe                               $        2,652,800   $        3,520,500   $        3,204,600
         Far East                                                392,600            1,106,700              857,000
         Other                                                   180,500               19,000               96,400
                                                       -----------------    -----------------    -----------------

                                                      $        3,225,900   $        4,646,200   $        4,158,000
                                                       =================    =================    =================

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

        (a) The following documents are filed as part of this report:

            (1) The Company's Consolidated Financial Statements, Summary of
                Accounting Policies, and Notes to Consolidated Financial Statements appear at pages 20 to 38 of this report; see Index to Consolidated Financial Statements at page 19 of this report.

            (2) The Consolidated Financial Statement Schedule appears on page
                40 of this report; see Index to Consolidated Financial Statements Schedule at page 19 of this report.

            (3) The Index to Exhibits appears at page 41 of this report.

        (b) Reports on Form 8-K: During the last quarter of fiscal 2001, the Company filed no current reports on Form 8-K.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           Balance        Charged
                                                             at          to costs                        Balance
                                                        beginning           and                         at end of
Description                                             of period        expenses       Deductions       period
-----------                                            -------------    ------------    ----------    ------------
2001

Allowance for:

   Doubtful accounts                                   $     20,000    $         -     $        -     $    20,000

   Inventory reserve                                   $  2,436,300    $    65,500     $ (634,100)    $ 1,867,700

   Sales returns                                       $     32,000    $   (32,000)    $        -     $         -

2000

Allowance for:

   Doubtful accounts                                   $    253,500    $         -     $  233,500     $    20,000

   Inventory reserve                                   $  1,784,200    $   652,100     $        -     $ 2,436,300

   Sales returns                                       $     50,000    $         -     $   18,000     $    32,000

1999

Allowance for:

   Doubtful accounts                                   $    169,500    $    84,000     $        -     $   253,500

   Inventory reserve                                   $    590,000    $ 1,194,200     $        -     $ 1,784,200

   Sales returns                                       $    149,100    $         -     $   99,100     $    50,000



                                INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------

3.1      Articles of Incorporation, as amended. [3.1](1)
3.2      Bylaws, as amended. [3.2](1)
10.1 Real Estate lease regarding Registrant's Sunnyvale facilities. [10.1](2)
10.2     LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1](3)
10.3     LOGIC Devices Incorporated 1999 Director Stock Incentive
         Plan. [10.1](4)
10.4 Registration Rights Agreement dated October 3, 1998 between William J.Volz, BRT Partnership, and Registrant. [10.19](5)
23.1     Consent letter of Hood & Strong LLP.
23.2     Consent letter of BDO Seidman, LLP.

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