Form 10-Q
period 2001-12-30
LOGIC DEVICES INC
filed 2002-02-12
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                DECEMBER 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On February 12, 2002, 6,849,638 shares of Common Stock, without par value, were issued and outstanding.

                           LOGIC DEVICES INCORPORATED

                                      INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
Part I. - Financial Information

     Item 1.   Financial Statements

         Consolidated Balance Sheets as of December 30, 2001
               and September 30, 2001                                                               3

         Consolidated Statements of Operations for the fiscal quarter
               ended December 30, 2001 and December 31, 2000                                        4

         Consolidated Statements of Cash Flows for fiscal quarter
               ended December 30, 2001 and December 31, 2000                                        5

         Notes to Consolidated Financial Statements                                                 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                        8

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk                          11

Part II. - Other Information                                                                       12

     Item 1.   Legal Proceedings                                                                   12

     Item 6.   Exhibits and Reports on Form 8-K                                                    12

Signatures                                                                                         13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                         December 30,              September 30,
                                                                            2001                       2001
                                                                      -----------------         ------------------
                                                                         (unaudited)
ASSETS
------

Current assets:
     Cash and cash equivalents                                       $          202,900        $           217,500
     Accounts receivable, net of allowance                                    4,048,300                  3,352,200
     Inventories                                                             11,098,400                 11,695,700
     Prepaid expenses                                                           258,400                    192,600
                                                                      -----------------         ------------------
         Total current assets                                                15,608,000                 15,458,000

Property and equipment, net                                                   1,378,500                  1,592,000
Other assets                                                                    172,900                    181,000
                                                                      -----------------         ------------------
                                                                     $       17,159,400        $        17,231,000
                                                                      =================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Bank borrowings                                                 $          500,000        $                 -
     Accounts payable                                                           289,200                    268,100
     Accrued payroll and vacation                                               103,300                    190,900
     Accrued commissions                                                         46,000                     54,600
     Accrued insurance                                                           80,100                          -
     Other accrued expenses                                                       2,900                      5,500
     Current portion, capital lease obligations                                  25,300                     54,700
     Income taxes payable                                                         1,000                      1,900
                                                                      -----------------         ------------------
         Total current liabilities                                            1,047,800                    575,700

Capital lease obligations, net of current portion                                     -                      2,900
                                                                      -----------------         ------------------
         Total liabilities                                                    1,047,800                    578,600
                                                                      -----------------         ------------------

Shareholders' equity:
     Common stock                                                            18,536,100                 18,522,700
     Additional paid-in capital                                                  19,000                     19,000
     Accumulated deficit                                                     (2,443,500)                (1,889,300)
                                                                      -----------------         ------------------
         Total shareholders' equity                                          16,111,600                 16,652,400
                                                                      -----------------         ------------------
                                                                     $       17,159,400        $        17,231,000
                                                                      =================         ==================

                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                               For the fiscal quarter ended
                                                                      --------------------------------------------
                                                                        December 30,               December 31,
                                                                            2001                       2000
                                                                      -----------------         ------------------
Net revenues                                                         $        1,771,200        $         3,058,000

Cost of revenues                                                              1,330,100                  2,045,000
                                                                      -----------------         ------------------

              Gross margin                                                      441,100                  1,013,000
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   567,800                    367,300
     Selling, general and administrative                                        432,700                    540,800
                                                                      -----------------         ------------------
         Total operating expenses                                             1,000,500                    908,100
                                                                      -----------------         ------------------

              (Loss) income from operations                                    (559,400)                   104,900

Other income (expense), net                                                       5,200                     (6,900)
                                                                      -----------------         ------------------

              (Loss) income before income taxes                                (554,200)                    98,100

Income tax provision                                                                  -                        800
                                                                      -----------------         ------------------

              Net (loss) income                                      $         (554,200)       $            97,300
                                                                      =================         ==================

Basic and diluted (loss) earnings per common share                   $            (0.08)       $              0.01
                                                                      =================         ==================

Basic weighted average common shares outstanding                              6,843,471                  6,841,888
                                                                      =================         ==================

Diluted weighted average common shares outstanding                            7,036,968                  6,841,888
                                                                      =================         ==================

                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                      For the fiscal quarter ended
                                                                              --------------------------------------------
                                                                                 December 30,               December 31,
                                                                                     2001                       2000
                                                                              -----------------          -----------------
Cash flows from operating activities:
     Net (loss) income                                                       $         (554,200)        $           97,300
     Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
         Depreciation and amortization                                                  241,400                    314,400
         Allowance for doubtful accounts                                                      -                     77,000
         Gain on disposal of capital equipment                                          (10,500)                         -
         Change in operating assets and liabilities:
           Accounts receivable                                                         (696,100)                  (631,300)
           Inventories                                                                  597,300                    (71,300)
           Prepaid expenses                                                             (65,800)                  (343,100)
           Accounts payable                                                              21,100                    752,800
           Accrued payroll and vacation                                                 (87,600)                   (27,200)
           Accrued commissions                                                           (8,600)                   (75,300)
           Other accrued expenses                                                        77,500                      8,800
           Income taxes payable                                                            (900)                      (900)
                                                                              -----------------          -----------------
              Net cash (used in) provided by operating activities                      (486,400)                   101,200
                                                                              -----------------          -----------------

Cash flows from investing activities:
     Capital expenditures                                                               (20,200)                   (28,600)
     Decrease in other assets                                                               400                      1,300
                                                                              -----------------          -----------------
              Net cash used in investing activities                                     (19,800)                   (27,300)
                                                                              -----------------          -----------------

Cash flows from financing activities:
     Proceeds from exercise of common stock options                                      13,400                          -
     Proceeds from bank borrowing                                                       500,000                          -
     Repayment of capital lease obligations                                             (21,800)                   (49,400)
                                                                              -----------------          -----------------
              Net cash provided by (used in) financing activities                       491,600                    (49,400)
                                                                              -----------------          -----------------

Net (decrease) increase in cash and cash equivalents                                    (14,600)                    24,500

Cash and cash equivalents, beginning of period                                          217,500                    753,300
                                                                              -----------------          -----------------

Cash and cash equivalents, end of period                                     $          202,900         $          777,800
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

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with generally accepted accounting principles. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended September 30, 2001 and October 1, 2000, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended December 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(B)      INVENTORIES

       A summary of inventories follows:

                                   December 30,               September 30,
                                       2001                       2001
                                 -----------------         ------------------

           Raw materials        $        1,537,800        $         1,544,800
           Work-in-process               6,187,100                  6,801,900
           Finished goods                3,373,500                  3,349,000
                                 -----------------         ------------------
                                $       11,098,400        $        11,695,700
                                 =================         ==================

       Based on forecasted fiscal year 2002 sales levels, the Company has on hand inventories aggregating approximately fifteen months of sales.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


(C)      FINANCING

       On July 31, 2001, the Company renewed its line of credit with Comerica Bank - California, with an availability of up to $2,000,000. The line of credit bears interest at the bank's prime rate (4.75% at December 30, 2001) plus 0.25%, matures on July 31, 2002, is secured by all of the Company's assets, and is guaranteed, in part, by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of 1.1/1.0, a quarterly debt to tangible net worth of no more than 0.6/1.0, a quarterly tangible net worth of at least $16.5 million plus 50% of the quarter's net profit, and annual profitability. On December 30, 2001, the Company had an outstanding balance of $500,000 and was in compliance with the quarterly covenants, except the tangible net worth requirement, for which it has not received a waiver.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some forward-looking statements are identified by words "believe," "expect," "anticipate," "project," and similar expressions. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" in the Annual Report on Form 10-K for the Company's fiscal year ended September 30, 2001 and elsewhere in Management's Discussion and Analysis of Financial Conditions and Results of Operations in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

         Net revenues decreased 42% from $3,058,000, for the fiscal quarter ended December 31, 2000, to $1,771,200, for the fiscal quarter ended December 30, 2001, which is the Company's first fiscal quarter of 2002. This decrease was the result of the unfortunate events of September 11, 2001 and the general downturn in the industry and economy.

Expenses

         Cost of revenues also decreased 35% from $2,045,000 in the fiscal quarter ended December 31, 2000 to $1,330,100 in the fiscal quarter ended December 30, 2001. Consistent with the changes in revenues and cost of revenues, the gross profit decreased by 56%. As a percentage of net revenues, the gross profit margin decreased by eight percent, due to the revenues being down and some overhead costs being fixed.

         Research and development expense increased 55% from $367,300 (12% of net revenues) in the fiscal 2001 period to $567,800 (32% of net revenues) in the fiscal 2002 period. However, if revenues had remained consistent, the expense would have been approximately 20% of revenues, which is the Company's target. The Company believes the only way to consistently grow revenues will be through new product development. Therefore, while it continues to attempt to control and lower administrative costs, it is increasing its research and development expenses.

         Selling, general and administrative expense decreased 20% from $540,800 (18% of net revenues) in the fiscal 2001 period to $432,700 (24% of net revenues) in the fiscal 2002 period.

         The Company had a loss from operations for the fiscal 2002 period of $554,200 versus income of $104,900 in fiscal 2001, due to the decrease in revenues, the increase in research and development, and unavoidable fixed administrative costs.

         For the fiscal 2002 period, the Company had other income of $5,200 versus other expense of $6,800 in the fiscal 2001 period, consisting mainly of interest income and a gain on the disposal of capital equipment.

         As a result of the foregoing, the Company had a net loss of $554,200 for the fiscal 2002 period versus a net income of $97,300 in the fiscal 2001 period.

Liquidity and Capital Resources

Cash Flows

         During the fiscal quarter ended December 30, 2001, the Company used net cash in operations of $486,400, as the result of its net loss of $554,200 for the fiscal quarter. While the downturn in the industry and economy continues to result in many customers paying 14 to 30 days past due, the Company attempts to maintain its payment terms with vendors. Therefore, while accounts receivable increased by approximately $696,100, accounts payable increased only slightly by $21,100. The Company was also fortunate to use a large amount of existing inventory to ship the quarter's sales, resulting in a decrease of $597,300 in inventory. During the quarter, the Company drew down $500,000 on its line of credit while reducing capital lease obligations by $21,800 and purchasing $20,200 in capital equipment. The Company also received $13,400 from the exercise of stock options by two employees.

         During the fiscal quarter ended December 31, 2000, the Company had $101,200 of net cash provided by operations, resulting from net income of $97,300. During the quarter, the Company had an increase in accounts payable of $752,800, largely due to the purchase of large quantities of silicon wafers into inventory. The Company also prepaid approximately $220,000 for additional wafers. The Company also paid $28,600 for capital equipment and $49,400 to reduce capital lease obligations.

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

         The Company's accounts receivable level has been consistently correlated to the Company's previous quarter revenue level. Because of the Company's customer scheduled backlog requirements, up to two-thirds of the quarterly revenues may be shipped in the last month of the quarter. This has the effect of placing a large portion of the quarterly shipments reflected in accounts receivable not yet due per the Company's net 30 day terms. The Company continues to work to accelerate collections and to work closely with customers to spread their orders and shipments throughout the quarter, which would reduce the ending accounts receivable balance.

         Although current levels of inventory impact the Company's liquidity, the Company believes that it is a cost of doing business given the Company's fabless operation. The Company believes it made good progress in reducing inventory levels during the first quarter of fiscal 2002, and plans to increase its efforts to reduce inventory during the remaining fiscal quarters.

Financing

         The Company has a $2,000,000 line of credit with Comerica Bank-California, which bears interest at the bank's prime rate (4.75% at December 30, 2001) plus 0.25%, is secured by all the Company's assets, and is partially guaranteed by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of not less than 1.10 to 1.00, a quarterly maximum debt to tangible net worth ratio of no more than 0.60 to 1.00, a quarterly tangible net worth of at least $16.5 million plus 50% of the quarter's profits, and annual profitability. On December 30, 2001, the Company had an outstanding balance of $500,000 and was in compliance with the quarterly covenants, except the tangible net worth requirement, for which it has not received a waiver. This line of credit matures on July 31, 2002.

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

         Not Applicable.

Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

        a.  The Index to Exhibits appears at page 14 of this report.

        b. No reports on Form 8-K have been filed during the fiscal quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Logic Devices Incorporated
                                              (Registrant)


Date:    February 12, 2002                    By    /s/  William J. Volz
       ------------------------                   --------------------------
                                              William J. Volz
                                              President and Principal
                                              Executive Officer


Date:    February 12, 2002                    By    /s/  Kimiko Lauris
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

3.1      Articles of Incorporation, as amended. [3.1](1)
3.2      Bylaws, as amended. [3.2](1)
10.1 Real Estate lease regarding Registrant's Sunnyvale facilities. [10.1](2)
10.2     LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1](3)
10.3     LOGIC Devices Incorporated 1999 Director Stock Incentive
         Plan. [10.1](4)
10.4 Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19](5)

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