Form 10-Q
period 2002-03-31
LOGIC DEVICES INC
filed 2002-05-14
CIK 802851

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 MARCH 31, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On May 14, 2002, 6,852,888 shares of Common Stock, without par value, were issued and outstanding.

                           LOGIC DEVICES INCORPORATED

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Part I. - Financial Information

     Item 1.   Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 and September 30, 2001                            3

         Consolidated Statements of Operations for the fiscal quarter ended
               March 31, 2002 and April 1, 2001                                                             4

         Consolidated Statements of Operations for the six fiscal months ended
               March 31, 2002 and April 1, 2001                                                             5

         Consolidated Statements of Cash Flows for six fiscal months ended
               March 31, 2002 and April 1, 2001                                                             6

         Notes to Consolidated Financial Statements                                                         7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                                9

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                  11

Part II. - Other Information                                                                               12

     Item 1.   Legal Proceedings                                                                           12

     Item 4.   Submission of Matters to a Vote of Security Holders                                         12

     Item 6.   Exhibits and Reports on Form 8-K                                                            13

Signatures                                                                                                 14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           LOGIC DEVICES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,                September 30,
                                                                            2002                       2001
                                                                      -----------------         ------------------
                                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $          194,700        $           217,500
     Accounts receivable, net of allowance                                    4,167,000                  3,352,200
     Inventories                                                             10,559,000                 11,695,700
     Prepaid expenses                                                           293,100                    192,600
                                                                      -----------------         ------------------
         Total current assets                                                15,213,800                 15,458,000

Property and equipment, net                                                   1,207,500                  1,592,000
Other assets                                                                    165,200                    181,000
                                                                      -----------------         ------------------
                                                                     $       16,586,500        $        17,231,000
                                                                      =================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank borrowings                                                 $          750,000        $                 -
     Accounts payable                                                           266,900                    268,100
     Accrued payroll and vacation                                               170,100                    190,900
     Accrued commissions                                                         54,800                     54,600
     Accrued insurance                                                           51,600                          -
     Other accrued expenses                                                       1,700                      5,500
     Current portion, capital lease obligations                                  16,300                     54,700
     Income taxes payable                                                             -                      1,900
                                                                      -----------------         ------------------
         Total current liabilities                                            1,311,400                    575,700

Capital lease obligations, net of current portion                                     -                      2,900
                                                                      -----------------         ------------------
         Total liabilities                                                    1,311,400                    578,600
                                                                      -----------------         ------------------

Shareholders' equity:
     Common stock                                                            18,539,900                 18,522,700
     Additional paid-in capital                                                  19,000                     19,000
     Accumulated deficit                                                     (3,283,800)                (1,889,300)
                                                                      -----------------         ------------------
         Total shareholders' equity                                          15,275,100                 16,652,400
                                                                      -----------------         ------------------
                                                                     $       16,586,500        $        17,231,000
                                                                      =================         ==================


                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                   Fiscal quarter ended
                                                                      --------------------------------------------
                                                                          March 31,                  April 1,
                                                                            2002                       2001
                                                                      -----------------         ------------------
Net revenues                                                         $        1,120,300        $         2,539,600

Cost of revenues                                                                915,300                  1,528,600
                                                                      -----------------         ------------------

              Gross margin                                                      205,000                  1,011,000
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                   459,200                    447,000
     Selling, general and administrative                                        557,400                    540,800
                                                                      -----------------         ------------------
         Total operating expenses                                             1,016,600                    987,800
                                                                      -----------------         ------------------

              (Loss) income from operations                                    (811,600)                    23,200

Other expense, net                                                               22,200                      1,700
                                                                      -----------------         ------------------

              (Loss) income before income taxes                                (833,800)                    21,500

Income tax provision                                                              6,500                      9,600
                                                                      -----------------         ------------------

              Net (loss) income                                      $         (840,300)       $            11,900
                                                                      =================         ==================

Basic and diluted (loss) earnings per common share                   $            (0.12)       $                 -
                                                                      =================         ==================

Basic weighted average common shares outstanding                              6,851,138                  6,841,888
                                                                      =================         ==================

Diluted weighted average common shares outstanding                            6,853,517                  6,841,888
                                                                      =================         ==================

                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                  Six fiscal months ended
                                                                      --------------------------------------------
                                                                          March 31,                  April 1,
                                                                            2002                       2001
                                                                      -----------------         ------------------
Net revenues                                                         $        2,891,500        $         5,597,600

Cost of revenues                                                              2,245,400                  3,573,600
                                                                      -----------------         ------------------

              Gross margin                                                      646,100                  2,024,000
                                                                      -----------------         ------------------

Operating expenses:
     Research and development                                                 1,027,000                    814,300
     Selling, general and administrative                                        990,100                  1,081,600
                                                                      -----------------         ------------------
         Total operating expenses                                             2,017,100                  1,895,900
                                                                      -----------------         ------------------

              (Loss) income from operations                                  (1,371,000)                   128,100

Other expense, net                                                               17,000                      8,600
                                                                      -----------------         ------------------

              (Loss) income before income taxes                              (1,388,000)                   119,500

Income tax provision                                                              6,500                     10,400
                                                                      -----------------         ------------------

              Net (loss) income                                      $       (1,394,500)       $           109,100
                                                                      =================         ==================

Basic and diluted (loss) earnings per common share                   $            (0.20)       $              0.02
                                                                      =================         ==================

Basic weighted average common shares outstanding                              6,844,930                  6,841,888
                                                                      =================         ==================

Diluted weighted average common shares outstanding                            6,847,309                  6,841,888
                                                                      =================         ==================

                           LOGIC DEVICES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                       Six fiscal months ended
                                                                            ----------------------------------------------
                                                                                  March 31,                   April 1,
                                                                                   2002                         2001
                                                                            ------------------           -----------------
Cash flows from operating activities:
     Net (loss) income                                                     $        (1,394,500)         $          109,100
     Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
         Depreciation and amortization                                                 426,900                     616,700
         Gain on disposal of capital equipment                                         (10,500)                          -
         Change in operating assets and liabilities:
           Accounts receivable                                                        (814,800)                   (862,500)
           Inventories                                                               1,136,700                    (672,500)
           Prepaid expenses                                                           (100,500)                    (56,300)
           Accounts payable                                                             (1,200)                    165,200
           Accrued payroll and vacation                                                (20,800)                     23,300
           Accrued commissions                                                             200                     (75,300)
           Accrued insurance                                                            51,600                      35,800
           Other accrued expenses                                                       (3,800)                    (37,400)
           Income taxes payable                                                         (1,900)                     (1,700)
                                                                            ------------------           -----------------
              Net cash used in operating activities                                   (732,600)                   (755,600)
                                                                            ------------------           -----------------

Cash flows from investing activities:
     Capital expenditures                                                              (27,000)                   (121,500)
     Decrease in other assets                                                              300                       1,300
                                                                            ------------------           -----------------
              Net cash used in investing activities                                    (26,700)                   (120,200)
                                                                            ------------------           -----------------

Cash flows from financing activities:
     Proceeds from exercise of common stock options                                     17,200                           -
     Proceeds from bank borrowing                                                      750,000                     500,000
     Repayment of capital lease obligations                                            (30,700)                   (146,300)
                                                                            ------------------           -----------------
              Net cash provided by financing activities                                736,500                     353,700
                                                                            ------------------           -----------------

Net decrease in cash and cash equivalents                                              (22,800)                   (522,100)

Cash and cash equivalents, beginning of period                                         217,500                     753,300
                                                                            ------------------           -----------------

Cash and cash equivalents, end of period                                   $           194,700          $          231,200
                                                                            ==================           =================

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)



(A)      BASIS OF PRESENTATION

       The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Certain items were reclassified in the consolidated financial statements for the quarter ended April 1, 2001 to conform to the basis used in the audited consolidated financial statements for the fiscal year ended September 30, 2001.

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited consolidated financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations and cash flows for the fiscal years ended September 30, 2001 and October 1, 2000, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(B)      INVENTORIES

       A summary of inventories follows:

                                         March 31,              September 30,
                                           2002                     2001
                                     -----------------       ------------------

           Raw materials            $        1,549,700      $         1,544,800
           Work-in-process                   6,106,200                6,801,900
           Finished goods                    2,903,100                3,349,000
                                     -----------------       ------------------
                                    $       10,559,000      $        11,695,700
                                     =================       ==================

       Based on forecasted fiscal year 2002 sales levels, the Company has on hand inventories aggregating approximately twenty-four months of sales.

                           LOGIC DEVICES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)



(C)      FINANCING

       On July 31, 2001, the Company renewed its line of credit with Comerica Bank - California, with an availability of up to $2,000,000. The line of credit bears interest at the bank's prime rate (4.75% at March 31, 2002) plus 0.25%, matures on July 31, 2002, is secured by all of the Company's assets, and is guaranteed, in part, by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of 1.1/1.0, a quarterly debt to tangible net worth of no more than 0.6/1.0, a quarterly tangible net worth of at least $15.7 million plus 50% of the quarter's net profit and 100% of newly issued equity, and annual profitability. On March 31, 2002, the Company had an outstanding balance of $750,000 and was in compliance with the quarterly covenants, except the tangible net worth requirement, for which it has not received a waiver.

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

Results of Operations

Revenues

         Net revenues decreased 56% from $2,539,600, for the fiscal quarter ended April 1, 2001, to $1,120,300, for the fiscal quarter ended March 31, 2002, which is the Company's second fiscal quarter of 2002. This decrease resulted from the continued downturn in the industry and economy.

Expenses

         Cost of revenues decreased 40% from $1,528,600 in the fiscal quarter ended April 1, 2001 to $915,300 in the fiscal quarter ended March 31, 2002. This decrease was the result of the weaker sales. As a percentage of net revenues, the gross profit margin decreased by 22% due to some overhead costs being fixed.

         Research and development expense increased slightly (by 3%) from $447,000 (18% of net revenues) in the fiscal 2001 period to $459,200 (41% of net revenues) in the fiscal 2002 period. However, if revenues had remained consistent with those of the fiscal 2001 period, the expense would have been approximately 18% of revenues, which is near the Company's target of 20%. The Company believes the only way to consistently grow future revenues will be through new product development.

         Selling, general and administrative expense increased slightly (by 3%) from $540,800 (21% of net revenues) in the fiscal 2001 period to $557,400 (50% of net revenues) in the fiscal 2002 period, due to the decrease in revenues.

         The Company had a loss from operations for the fiscal 2002 period of $811,600 versus income of $23,200 in the fiscal 2001 period, due to the decrease in revenues and unavoidable fixed administrative costs.

         For the fiscal 2002 period, the Company had other expense of $22,200 versus other expense of $1,700 in the fiscal 2001 period, consisting mainly of interest on bank borrowings.

         As a result of the foregoing, the Company had a net loss of $840,300 for the fiscal 2002 period versus a net income of $11,900 in the fiscal 2001 period.

Liquidity and Capital Resources

Cash Flows

         During the six fiscal months ended March 31, 2002, the Company used net cash of $732,600 for operations as the result of a net loss of $1,394,500 during the period. While the downturn in the industry and economy continues to result in many customers paying 14 to 30 days past due, the Company attempts to maintain its payment terms with vendors. Therefore, while accounts receivable increased by approximately $814,800, accounts payable decreased by $1,200. Inventory decreased by $1,136,700, as the Company was able to primarily use existing inventory to ship its sales during the six fiscal months. During the six fiscal months, the Company drew down $750,000 on its line of credit, while reducing capital lease obligations by $30,700 and purchasing $27,000 in capital equipment. The Company also received $17,200 from the exercise of common stock options by employees.

         Even though it had net income of $109,100, the Company used net cash of $755,600 for operations during the six fiscal months ended April 1, 2001. This use of cash was the result of an increase in accounts receivable of $862,500 and an increase in inventory of $672,500, consisting mainly of silicon wafers. During this 2001 period, the Company drew down $500,000 on its line of credit, while purchasing $121,500 of capital equipment and reducing capital lease obligations by $146,300.

Working Capital

         While the Company's accounts receivable balance typically represents the prior quarter's sales, one customer on extended terms currently represents nearly 90% of the total receivables balance. In addition, due to the downturn in the economy, many of the Company's customers are paying 21 days beyond its normal net 30-day terms. However, the Company currently believes all its receivables are collectible.

         As a nature of its business, the Company's investment in inventories has been, and will continue to be, significant (at current sales levels, on-hand inventories approximate 24 months of sales). However, the Company does not anticipate the slump in the industry and economy to continue indefinitely, and many of the Company's products have life cycles of at least five years. Although current levels of inventory impact its liquidity, the Company believes that it is a cost of doing business given the Company is a fabless operation (processed wafers are purchased from outside suppliers).

         The Company has made good progress in reducing inventory levels during the first two quarters of fiscal 2002, and plans to increase its efforts to reduce inventory during the remaining fiscal quarters. The Company provides reserves for future obsolescence and for product material that is over one year old and has no backlog or sales activity. The Company also takes physical inventory write-downs for obsolescence. While the Company has been actively attempting to reduce inventory levels over the past several quarters, it made large purchases of wafers during the quarter ended December 31, 2000, when wafer capacity was tight. The Company felt it was necessary to take advantage of available capacity from its primary supplier in order to prepare itself for future sales.

Financing

         The Company has a $2,000,000 line of credit with Comerica Bank-California, which bears interest at the bank's prime rate (4.75% at March 31, 2002) plus 0.25%, is secured by all the Company's assets, and is partially guaranteed by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of not less than 1.10 to 1.00, a quarterly maximum debt to tangible net worth ratio of no more than 0.60 to 1.00, a quarterly tangible net worth of at least $15.7 million plus 50% of the quarter's profits and 100% of newly issued equity, and annual profitability. On March 31, 2002, the Company had an outstanding balance of $750,000, but was not in compliance with its tangible net worth requirement, for which it has not received a waiver. This line of credit matures on July 31, 2002.

         Under the terms of its line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future.

         While the Company will continue to evaluate debt and equity financing opportunities, it believes its financing arrangements and operating cash flow provide a sufficient base of liquidity for funding operations and capital needs to support the Company's operations.


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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

At 11:00 a.m. on March 12, 2002, the Company held its Annual Shareholders Meeting at the Company's headquarters located at 1320 Orleans Drive, Sunnyvale, California. The only item to be voted upon at the meeting was the election of the Board of Directors. There were 6,290,600 shares present or represented by proxy at the meeting, representing a quorum.

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

               Nominee         Votes in Favor   Votes Against    Abstention
---------------------------    --------------   -------------   ------------

Howard L. Farkas                 6,204,030           100           23,750
Fredric J. Harris                6,140,705           100           23,750
Joel S. Kanter                   6,140,705           100           23,750
Albert Morrison Jr.              6,140,705           100           23,750
William J. Volz                  6,203,205           100           23,750

Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

        a.  The Index to Exhibits appears at page 15 of this report.

        b. No reports on Form 8-K have been filed during the fiscal quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Logic Devices Incorporated
                                             (Registrant)


Date:   May 14, 2002                         By   /s/  William J. Volz
      ------------------------                   -----------------------
                                             William J. Volz
                                             President and Principal
                                             Executive Officer


Date:   May 14, 2002                         By   /s/  Kimiko Lauris
      ------------------------                   -----------------------
                                             Kimiko Lauris
                                             Chief Financial Officer and
                                             Principal Financial and
                                             Accounting Officer

                                INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------

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