Form 10-Q
period 2002-06-30
LOGIC DEVICES INC
filed 2002-08-08
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2002

Commission File Number

0-17187

LOGIC Devices Incorporated

(Exact name of registrant as specified in its charter)

California

94-2893789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1320 Orleans Drive, Sunnyvale, California 94089

(Address of principal executive offices)
(Zip Code)

(408) 542-5400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On August 8, 2002, 6,852,888 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LOGIC Devices Incorporated

 Consolidated Balance Sheets

	June 30,	September 30,
	2002	2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$502,400	$217,500
Accounts receivable, net of allowance	2,903,700	3,352,200
Inventories	9,884,800	11,695,700
Prepaid expenses	259,900	192,600
Total current assets	13,550,800	15,458,000

Property and equipment, net	1,059,100	1,592,000
Other assets	156,200	181,000
	$14,766,100	$17,231,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$166,300	$268,100
Accrued payroll and vacation	84,800	190,900
Accrued commissions	-	54,600
Other accrued expenses	5,700	5,500
Capital lease obligations, current portion	7,200	54,700
Income taxes payable	-	1,900
Total current liabilities	264,000	575,700

Capital lease obligations, net of current portion	-	2,900
Total liabilities	264,000	578,600

Shareholders' equity:
Common stock	18,539,900	18,522,700
Additional paid-in capital	100,000	19,000
Accumulated deficit	(4,137,800)	(1,889,300)
Total shareholders' equity	14,502,100	16,652,400

	$14,766,100	$17,231,000

LOGIC Devices Incorporated

Consolidated Statements of Operations

(unaudited)

	Fiscal quarter ended:
	June 30,	July 1,
	2002	2001

Net revenues	$1,801,100	$2,490,000

Cost of revenues	1,743,100	1,363,700

Gross margin	58,000	1,126,300

Operating expenses:
Research and development	380,600	528,700
Selling, general and administrative	517,700	575,700
Total operating expenses	898,300	1,104,400

(Loss) income from operations	(840,300)	21,900

Other expense, net	(10,800)	(8,000)

(Loss) income from operations	(851,100)	13,900

Income tax provision	2,900	-

Net (loss) income	$(854,000)	$13,900

Basic and diluted (loss) earnings per common share	$(0.12)	$0.00

Basic weighted average common shares outstanding	6,852,888	6,841,888

Diluted weighted average common share outstanding	6,852,888	6,841,888

LOGIC Devices Incorporated

Consolidated Statements of Operations

(unaudited)

	Nine fiscal months ended:
	June 30,	July 1,
	2002	2001

Net revenues	$4,692,600	$8,087,600

Cost of revenues	3,988,500	4,937,200

Gross margin	704,100	3,150,400

Operating expenses:
Research and development	1,407,600	1,343,100
Selling, general and administrative	1,507,800	1,657,300
Total operating expenses	2,915,400	3,000,400

(Loss) income from operations	(2,211,300)	150,000

Other expense, net	(27,800)	(16,600)

(Loss) income from operations	(2,239,100)	133,400

Income tax provision	9,400	10,400

Net (loss) income	$(2,248,500)	$123,000

Basic and diluted (loss) earnings per common share	$(0.33)	$0.02

Basic weighted average common shares outstanding	6,849,166	6,841,888

Diluted weighted average common share outstanding	6,849,166	6,841,888

LOGIC Devices Incorporated

Consolidated Statements of Cash Flows

(unaudited)

	Nine fiscal months ended:
	June 30,	July 1,
	2002	2001

Cash flows from operating activities:
Net (loss) income	$(2,248,500)	$123,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	587,300	915,800
Gain on disposal of capital equipment	(10,500)	-
Issuance of common stock warrants for products	81,000	-
Changes in current assets and liabilities:
Accounts receivable	448,500	(995,100)
Inventories	1,810,900	9,100
Prepaid expenses	(67,300)	(14,900)
Accounts payable	(101,800)	(3,600)
Accrued payroll and vacation	(106,100)	(9,000)
Accrued commissions	(54,600)	(75,300)
Other accrued expenses	200	(26,500)
Income taxes payable	(1,900)	(4,300)
Net cash provided by (used in) operating activities	337,200	(80,800)

Cash flows from investing activities:
Capital expenditures	(31,300)	(140,100)
Other assets	1,700	(400)
Net cash used in investing activities	(29,600)	(140,500)

Cash flows from financing activities:
Proceeds from exercise of common stock options	17,200	-
Proceeds from bank borrowings	1,050,000	500,000
Repayments of bank borrowings	(1,050,000)	(500,000)
Payments of capital lease obligations	(39,900)	(174,700)
Net cash used in financing activities	(22,700)	(174,700)

Net increase (decrease) in cash and cash equivalents	284,900	(396,000)

Cash and cash equivalents, beginning of period	217,500	753,300

Cash and cash equivalents, end of period	$502,400	$357,300

LOGIC Devices Incorporated

Notes to Consolidated Financial Statements

(unaudited)

(A)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated. Certain items were reclassified in the consolidated financial statements of July 1, 2001 to conform to the basis used in the audited consolidated financial statements for the fiscal year ended September 30, 2001.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited consolidated financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2001 and October 1, 2000, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited consolidated financial statements. The unaudited interim consolidated financial statements contain all normal and recurring entries. The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

(B)	Inventories
	A summary of inventories follows:
		June 30, 2002	September 30, 2001

	Raw materials	$1,532,600	$1,544,800
	Work-in-process	5,895,700	6,801,900
	Finished goods	2,456,500	3,349,000
		$9,884,900	$11,695,700
	Based on forecasted fiscal year 2002 sales levels, the Company has on-hand inventories aggregating approximately 18 months of sales.
(C)	Financing

On July 31, 2001, the Company renewed its line of credit with Comerica Bank - California, with an availability of up to $2,000,000. The line of credit bears interest at the bank's prime rate (4.75% at June 30, 2002) plus 0.25%, is secured by all of the Company's assets, and is guaranteed, in part, by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of 1.1/1.0, a quarterly debt to tangible net worth of no more than 0.6/1.0, a quarterly tangible net worth of at least $15.7 million plus 50% of the quarter's net profit and 100% of newly issued equity, and annual profitability. On June 30, 2002, the Company had no outstanding balance and was in compliance with the quarterly covenants, except the tangible net worth requirement, for which is has not received a waiver. The line of credit matured on July 31, 2002.

Under the terms of the line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all of the financial covenants. Regardless of any such restrictions in its bank loan agreements, the Company does not intend to pay cash dividends in the near future.

(D)	Shareholders' Equity
On April 5, 2002, the Company extended 150,000 common stock warrants issued to a distributor. The warrants now expire on October 5, 2003 with an exercise price of $1.875. If the Company's common stock price closes at $2.8125 or more for any 20 trading days during a consecutive 30 trading day period, the distributor is required to exercise the warrants upon written notice from the Company. Using the Black-Scholes valuation method required by Statement of Financial Accounting Standards No. 123, the Company recorded $81,000 of cost of revenues relating to these warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some forward-looking statements are identified by words, such as "believe," "expect," "anticipate, "project," and similar expressions. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to, operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" in the Annual Report on Form 10-K for the Company's fiscal year ended September 30, 2001 and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, in such Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

Net revenues decreased 28 percent, from $2,490,000 for the fiscal quarter ended July 1, 2001, to $1,801,100 for the fiscal quarter ended June 30, 2002. This decrease was the result of the continued downturn in the industry and economy. However, revenues for the current fiscal quarter did increase 61 percent from $1,120,300 in the previous fiscal quarter.

Expenses

Cost of revenues increased 22 percent, from $1,363,700 in the fiscal quarter ended July 1, 2001, to $1,662,100 in the fiscal quarter ended June 30, 2002. This increase is the result of higher-cost products being sold during the current fiscal quarter, and the Company not being allowed to fully recover its costs for military products. In addition, some indirect overhead costs, such as insurance, increased during the current fiscal year. Furthermore, the Company recorded non-cash cost of revenues of $81,000 for the value of a distributor's common stock warrants that were extended during the quarter.

Research and development expense decreased 28 percent, from $528,700 in the fiscal quarter ended July 1, 2001, to $380,600 in the fiscal quarter ended June 30, 2002. However, the research and development costs remained consistent at 21 percent of net revenues, within the Company's target range of 18 to 23 percent. While the Company continues its attempts to control costs, it believes research and development is the most important area of expenditure for growing future revenues.

Selling, general and administrative expense decreased ten percent, from $575,700 in the fiscal quarter ended July 1, 2001, to $517,700 in the fiscal quarter ended June 30, 2002. This decrease resulted from a reduction in the Company's sales personnel and representatives, the ending of operating leases, and general cost cutting.

While the Company attempted to reduce costs as quickly as possible, it still recorded a loss from operations of $840,300 for the fiscal quarter ended June 30, 2002, as a result of the low revenues and unavoidable fixed costs.

The Company had $10,800 of other expense for the fiscal 2002 period, compared to $8,000 in the fiscal 2001 period. This was mainly the result of the Company utilizing more bank borrowings during the fiscal 2002 period.

As a result of the foregoing, the Company had a net loss of $854,000 for the fiscal quarter ended June 30, 2002, compared to net income of $13,900 for the fiscal 2001 period.

Liquidity and Capital Resources

Cash Flows

During the nine fiscal months ended June 30, 2002, the Company's operations provided net cash of $337,200. This increase was mainly the result of collecting some overdue accounts receivable and the use of existing inventory to ship the quarter's sales. The Company continues to attempt to maintain its prompt payment terms with vendors, so accounts payable decreased by $101,800. During the nine fiscal months ended June 30, 2002, the Company paid $39,900 against capital lease obligations and drew down $1,050,000 on its line of credit. However, the Company used accounts receivable collections to pay down the entire line of credit balance to zero by the end of the nine-month fiscal period.

Even though the Company had net income of $123,000, it used net cash of $80,800 for operations during the nine fiscal months ended July 1, 2001. This was primarily the result of an increase in accounts receivable of $995,100 and the reduction of accrued commissions by $75,300. During the nine-month fiscal period, the Company made $140,100 in capital expenditures and paid $174,700 against capital lease obligations.

Working Capital

While the Company's accounts receivable balance typically represents the prior quarter's sales, one customer with a balance of approximately $1,668,700 is currently past due on 90 percent of its balance. This customer is a distributor holding products that are critical to certain defense programs. Given that the end-customer is a major defense contractor, the Company expects to collect the entire balance from this customer and has not provided any reserve for the amount.

As a nature of its business, the Company's investment in inventories has been, and will continue to be, significant (at current sales levels, on-hand inventories approximate 18 months of sales). However, the Company does not anticipate the current slump in the industry and economy to continue indefinitely. In addition, the Company's products have long product life cycles. Although high levels of inventory impact liquidity, the Company believes these costs are a less costly alternative to owning a wafer fabrication facility.

During fiscal 2002, the Company has reduced its inventory by 15%, or $1,810,900. The Company plans to continue its efforts to reduce inventory during the remaining portion of fiscal 2002 and in future periods. The Company provides reserves and for product material that is over one-year old and has no backlog or sales activity, and for future obsolescence. The Company also takes physical inventory write-downs for obsolescence. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve provides a reasonable estimate of the recoverability of inventories.

Financing

The Company has a $2,000,000 line of credit with Comerica Bank - California, which bears interest at the bank's prime rate (4.75% at June 30, 2002) plus 0.25%, is secured by all the Company's assets, and is partially guaranteed by a federal agency. The line of credit requires the Company to maintain a quarterly minimum quick ratio of 1.1 to 1.0, a quarterly maximum debt to tangible net worth ratio of no more than 0.6 to 1.0, a quarterly tangible net worth of at least $15.7 million plus 50% of the quarter's profits and 100% of newly issued equity, and annual profitability. On June 30, 2002, the Company had no outstanding balance, and was in compliance with the quarterly covenants, except the tangible net worth requirement, for which it has not received a waiver. The line of credit matured on July 31, 2002.

Under the terms of the line of credit, the Company is precluded from paying any dividends without the consent of the parties to such agreements, even if the Company is in compliance with all the financial covenants. Regardless of any such restrictions, the Company does not intend to pay cash dividends in the near future.

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

LOGIC Devices Incorporated (Registrant)

Date: August 8, 2002	By: /s/ William J. Volz Williams J. Volz President and Principal Executive Officer

Date: August 8, 2002	By: /s/ Kimiko Lauris Kimiko Lauris Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, CA facilities. [10.1] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan. [10.1] (4)
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2)	Registration Statement on Form S-3, as filed with the SEC on November 21, 1996 [Registration No. 333-16591].
(3)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the SEC on August 14, 1998.
(5)	Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.