Form 10-Q/A
period 2002-06-30
LOGIC DEVICES INC
filed 2002-08-14
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(AMENDMENT NO. 1)

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

Items 2 and 6 of Part II of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 of LOGIC Devices Incorporated (the Company or the registrant), previously filed with the Securities and Exchange Commission, are hereby amended and restated in their entirety as follows:

Item 2.  Changes in Securities and Use of Proceeds

On April 3, 2002, the Company extended the term of a warrant granted by it to a distributor on April 5, 1999. The warrant has an exercise price of $1.875 and, as extended, expires on October 5, 2003. The warrant is currently exercisable and is exercisable in whole or in part one or more times during its term. One of the terms of the warrant extension is that the holder must exercise the warrant in full and pay the exercise price in cash, if the closing transaction price of the Company's common stock equals or exceeds $2.8125 for any 20 days during any 30 consecutive trading day period during the term of the warrant, and the shares underlying the warrant have been registered under the Securities Act of 1933, as amended.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, CA facilities. [10.1] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	LOGIC Devices Incorporated Amended and Restated 1998 Director Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
99.1	Certifications of Chief Executive Officer and Chief Financial Officer.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2)	Registration Statement on Form S-3, as filed with the SEC on November 21, 1996 [Registration No. 333-16591].
(3)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4)	Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.

EXHIBIT 10.3

THE LOGIC DEVICES INCORPORATED

AMENDED AND RESTATED

1998 DIRECTOR STOCK INCENTIVE PLAN

(Amended and restated as of May 20, 2002)

TABLE OF CONTENTS

Purpose of the Plan	3
Definitions	3
Administration of the Plan	3
Shares Subject to the Plan	4
Stock Options	4
Amendment or Termination of the Plan	5
Term of Plan	6
Rights as Shareholder	6
Merger or Consolidation	6
Changes in Capital and Corporate Structure	6
Service	6
Withholding of Tax	6
Delivery and Registration of Stock	7

THE LOGIC DEVICES INCORPORATED

AMENDED AND RESTATED 1998 DIRECTOR STOCK INCENTIVE PLAN

1.

Purpose of the Plan

The LOGIC Devices Incorporated 1998 Director Stock Incentive Plan (hereinafter referred to as the "Plan") is intended to provide a means whereby directors of LOGIC Devices Incorporated and its Related Corporations may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. Accordingly, the Company may permit certain directors to acquire Shares or otherwise participate in the financial success of the Company, on the terms and conditions established therein.

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

g.   Rule 16b-3. Shall mean Rule 16b-3 of the '34 Act, and any amendments thereto.

h.   Shares. Shall mean shares of common stock of the Company.

i.   '33 Act. Shall mean the Securities Act of 1933, and any amendments thereto.

j.  ' '34 Act. Shall mean the Securities Exchange Act of 1934, and any amendments thereto.

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

4.

Shares Subject to the Plan

The aggregate number of Shares that may be obtained by directors under the Plan shall be 550,000 Shares. Any Shares that remain unissued at the termination of the Plan shall cease to be subject to the Plan, however, if during the term of the Plan, any options not exercised expire, are canceled or are forfeited, surrendered, or returned, the Shares with respect to such options shall be available for subsequent option grants under the Plan. If the total number of Shares at the time of the grant is not sufficient to provide for the automatic grants to non-employee directors under Section 5(c) below, then the available shares shall be allocated proportionately among the automatic grants to be made at that time.

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

b.  One-Time Grants. Upon approval of the Plan by the shareholders of the Company, two non-employee directors, Mr. Howard Farkas and Mr. Burton Kanter, shall each be automatically awarded Non-Qualified Options to purchase 75,000 Shares, and Mr. William Volz, an employee director, shall be automatically awarded a Non-Qualified Option to purchase 200,000 Shares. On April 2, 2002, Mr. William Volz surrendered, returned and relinquished the options included in the foregoing award to Mr. Volz. In addition, on May 20, 2002, each of the Company's non-employee directors on such date, Mr. Howard Farkas, Mr. Albert Morrison, Mr. Joel Kanter and Mr. Fredric Harris, shall each be automatically awarded a Non-Qualified Option to purchase 50,000 Shares.

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

ii.  Method of Exercise. The aggregate option price shall be paid in any one or a combination of cash, personal check, by offsetting any other amounts owed to the optionee of the Company, Shares already owned (valued at Fair Market Value on the date of exercise) or Plan awards which the optionee has an immediate right to exercise (i.e., on a "net issuance" basis).

iii. Term of Option. No option may be exercised more than five (5) years after the date of grant.

iv.  Disability or Death of Optionee. In an optionee terminates membership on the Board due to disability or death prior to exercise in full of any options, he or she or his or her beneficiary, executor, administrator or personal representative shall have the right to exercise the options within the five (5) years from the date of grant.

v.   Transferability. Subject to applicable securities laws, there shall be no limits on transferability; provided however, that the Board may elect to make certain options non-transferable or limit transferability to transfers under the laws of descent and distribution and/or intra-family transfers for estate planning purposes or pursuant to a Qualified Domestic Relations Order.

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

9.

Merger or Consolidation

In the event the Company is merged or consolidated with another corporation and the Company is not the surviving corporation, the surviving corporation may agree to exchange options issued under the Plan for options (with the same aggregate option price) to acquire and participate in the number of shares in the surviving corporation that have a fair market value equal to the fair market value (determined on the date of such merger or consolidation) of Shares that the grantee is entitled to acquire and participate in under this Plan on the date of such merger or consolidated.

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

12.

Withholding of Tax

To the extent the award, issuance or exercise of Shares results in the receipt of compensation by a director of the Company, the Company is authorized to withhold from any other cash compensation then or thereafter payable to such director any tax required to by withheld by reason of the receipt of the compensation. Alternatively, the director may tender a personal check in the amount of tax required to be withheld.

13.

Delivery and Registration of Stock

The Company's obligation to deliver Shares with respect to an award shall, if the Board so requests, be conditioned upon the receipt of a representation as to the investment intention of the individual to whom such Shares are to be delivered, in such form as the Board shall determine to be necessary or advisable to comply with the provisions of the '33 Act or any other federal, state or local securities legislation or regulation. It may be provided that any representation requirement shall become inoperative upon a registration of the Shares or other action eliminating the necessity of such representation under securities legislation. The Company shall not be required to deliver any Shares under the Plan prior to (i) the admission of such Shares to listing on any automated system or stock exchange on which Shares may then be listed, and (ii) the completion of such registration or, other qualification or exemption of such Shares under any state or federal law, rule or regulation, as the Board shall determine to be necessary or advisable.

EXHIBIT 99.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, the undersigned officers of LOGIC Devices Incorporated (the Company), hereby certify that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the Report) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002	By: /s/ William J. Volz Williams J. Volz President and Principal Executive Officer

Date: August 14, 2002	By: /s/ Kimiko Lauris Kimiko Lauris Chief Financial Officer and Principal Financial and Accounting Officer

The foregoing certifications are being furnished solely pursuant to 18 U.S.C. Section 1350, and are not being filed as part of the Report or as a separate disclosure document.