Form 10-K
period 2002-09-29
LOGIC DEVICES INC
filed 2002-12-10
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 29, 2002

or

[  ] Transition Report Pursuant to Section 13 of 15(d)

of the Securities Exchange Act of 1934

For the Transition Period _____ to _____

Commission file number 0-17187

LOGIC DEVICES INCORPORATED

(Exact name of registrant as specified in its charter)

California	94-2893789
(State of Incorporation)	(I.R.S. Employer Identification No.)

395 West Java Drive, Sunnyvale, CA 94089

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

Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes            No    X

The aggregate market value of voting stock held by non-affiliates of the registrant on December 9, 2002 was approximately $6,332,300. On that date, there were 6,630,688 shares of Common Stock issued and outstanding.

Index to Exhibits appears at Page 49

CAUTIONARY STATEMENT

This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, and income, market acceptance of our products, the competitive nature of, and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates, expects, intends, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under the section, "Factors Affecting Future Results," at the end of Item 1 of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each fiscal quarter comprised of exactly 13 weeks. The Company's fiscal year 2002 ended September 29, 2002, its fiscal year 2001 ended September 30, 2001, and its fiscal year 2000 ended October 1, 2000.

The Company's products generally address DSP requirements involving high-performance arithmetic computational and high-speed storage functions. The Company is focused on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems. As a result of the Company's focus on high-value proprietary products, it reduced the number of products it offers by over 50 percent from fiscal 1999 to the current fiscal year.

The Company relies on third-party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given Company design, from which finished products are then assembled. The Company's strategy is to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility, by outsourcing wafer processing to third-party foundries and taking advantage of their expertise. See "Business - background." While the Company currently has one primary wafer supplier, it continues to explore additional foundry relationships to reduce its dependence on any single wafer foundry.

The Company markets its products worldwide through its own direct sales force, a network of three national and international independent sales representatives, and one domestic and 21 international distributors. In fiscal year 2002, approximately 46 percent of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 54 percent of net revenues. Among the Company's customers are Sony, Teradyne, Pinnacle Microsystems, Lockheed Martin, GE Medical, Phillips, Acuson, and Honeywell. Approximately 67 percent of the Company's net revenues were derived from within the United States and approximately 33 percent were derived from foreign sales.

The Company was incorporated under the laws of the State of California in April 1983. The Company recently moved its headquarters to 395 W. Java Drive, Sunnyvale, California 94089. The Company's telephone number remains (408) 542-5400.

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

The semiconductor industry is intensely competitive, highly cyclical, and characterized by rapid technological change, product obsolescence, wide fluctuations in both demand and capacity, and steep price erosion. These factors can obsolete processes and products currently utilized or produced by the Company. In such cases, the Company is required to develop products utilizing new processes and to either integrate such products into its existing foundry processes, or seek new foundry sources.

Markets and Product Strategies

The Company believes its core competencies are in high-speed, very large scale, integrated circuit implementation, and in DSP algorithm and architecture development.

DSP is an increasingly important technology for many emerging product technologies. It involves converting light, sound, or other naturally occurring analog waveforms into a stream of digital values that may then be processed, manipulated, exchanged, or sorted by electronic systems. DSP provides many advantages, including: the ability to store and recall information; the ability to extract information content and compress the amount of data that must be stored, processed, or transmitted; and the ability to process and manipulate digital data with consistency and precision. Manipulation of video images and speech requires signal-processing rates and precision that are not practical with analog technology or with general-purpose (non-DSP) processors.

DSP is becoming commonplace in our lives, resulting from rapid advances in semiconductor process technology and increasing cost effectiveness. Consequently, very large and formidable companies have become interested in DSP, with a focus on high-volume applications. To avoid direct competition with these larger companies, the Company attempts to identify products and market niches that demand the greater performance of programmable DSP, yet are small enough not to attract significant attention from the larger chip manufacturers.

Beginning in November 1998, the Federal Communications Commission (FCC) directed that television broadcasters begin a transition from analog broadcasts to high-definition digital television (HDTV), which offers clearer pictures and better sound, with all analog broadcasts scheduled to cease by 2006. Unfortunately, the broadcasters have resisted and remain behind the scheduled mandates. This slow transition adversely affected the Company's revenues in fiscal 2002, 2001, and 2000. However, it appears the FCC has recently taken steps to push the industry to catch up and get on schedule for the 2006 deadline.

In May 2002, the FCC proposed new rules that "contemplate an increasingly severe level of sanctions every six months the licensee fails to construct, beginning with admonishment, followed by issuance of notices of apparent liability for forfeiture, and culminating in rescission of the licensee's DTV authorization." Therefore, if the proposed rules are adopted, stations that do not stay on track with the construction of their digital facilities will begin facing many penalties. In addition, in August 2002, the FCC issued an order to television manufacturers that requires digital tuners be incorporated into 50 percent of television sets with screens of 36 or more inches starting in 2004, in 50 percent of sets with screens of 25-35 inches starting in 2005, and in all sets with screens of 13 inches or more by 2007.

With its significant presence in the broadcast equipment industry, the Company and its customers jointly defined a family of very high-performance digital image filtering circuits that facilitate the smoothing of edges as video images are stretched and resized. The Company has developed and sampled these to OEMs for incorporation into HDTV studio production systems. While sales of HDTV studio equipment have lagged behind market forecasts, the Company believes its products offer unique solutions to certain video image filtering problems required in that equipment. Therefore, if the HDTV studio equipment begins to sell in higher volume, the Company believes it will benefit from increasing sales.

In the meantime, as a result of its initial work on digital filtering and image resizing circuits, the Company identified secondary applications for this product technology. For example, the Company found that the circuits were applicable to, and have been incorporated into, advanced medical imaging equipment, such as ultrasound and computer aided tomography (CAT) scanners.

Lastly, as a result of the recent need to replenish stocks of advanced military weapons systems, the Company enjoyed increased sales for certain military programs in fiscal 2002, with sales to one defense contractor, Lockheed Martin, comprising 24 percent of net revenues. While the Company anticipates exiting this business in the future, it still expects further sales in fiscal 2003.

Products in Development

Most companies in the semiconductor industry typically experience a correlation between their success in introducing new products and increases in revenues. While the Company remains committed to product development, it has not made any new product introductions over the past few years. Disappointing execution by the engineering team and the need to downsize to cut costs have hampered the Company's ability to introduce new products.

With the benefit of on-going customer input, the Company currently has new DSP products it hopes to introduce within fiscal 2003. At current resource levels, the Company does not anticipate being able to complete all product opportunities it has identified. However, as it considers product development critical to its future success, the Company's product development expenditures will be dependent upon its success in meeting its staffing needs and objectives.

Wafer Fabrication Technology

The Company is a fabless manufacturer. It relies upon third-party foundry suppliers to produce processed wafers from mask patterns designed by the Company. Through these wafer suppliers, the Company has access to advanced high-speed, high-density complimentary metal oxide semiconductor (CMOS) process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication factory. Coupled with the Company's structured custom design methodology and experience with high-speed circuit design, this CMOS technology has allowed the Company to produce products that offer high computational speeds, high reliability, high levels of circuit integration (complexity), and low power consumption.

The Company has been dependent upon Taiwan Semiconductor Manufacturing Company (TSMC) as its primary wafer supplier and there can be no assurance that such relationship may continue to be on terms satisfactory to the Company. TSMC does not guarantee minimum supplies. The inability to obtain adequate quantities of processed wafers could limit the Company's revenues.

As a result of this risk, the Company carries a large inventory of unassembled wafers that can be packaged into a variety of carrier styles to support customer requirements. The Company is developing its new products with a new foundry source, and expects to produce prototypes of new products during fiscal 2003.

Production, Assembly, and Test

The Company's production operations consist of functional and parametric testing, package marking, hot and cold testing, final inspection, quality inspection, and shipment. As is customary in the industry, high-volume assembly subcontractors in the Far East assemble the Company's commercial grade devices. Thereafter, the assembled devices are returned to the Company for final testing and shipment to customers. The Company continues to test materials and products at various stages in the manufacturing process, utilizing automated test equipment.

Marketing, Sales, and Customers

The Company markets its products worldwide to a broad range of customers through its own sales efforts, a network of three national and international independent sales representatives, and one domestic and 20 international electronics distributors. The Company concentrates its direct marketing efforts on high-performance segments of the medical imaging, broadcast equipment, and telecommunications markets, in applications where high speed is critical. Among the Company's OEM customers are Sony, Teradyne, Pinnacle Microsystems, Lockheed Martin, GE Medical, Phillips, Acuson, and Honeywell.

The Company coordinates worldwide sales from its sales office in Warminster, England. In some geographic areas, sales representatives obtain orders on an agency basis and the Company ships directly to its customers. Sales representatives receive commissions on sales within their territories, with the commission payable upon receipt of payment from the end-customer. Distributors purchase the Company's products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, the Company's distributors receive certain price protection and limited stock rotation rights. However, the Company's distributors are required to simultaneously order an amount equal to or greater than any rotation items returned. During fiscal 2002, 2001, and 2000, sales through both international and domestic distributors accounted for approximately 54%, 69%, and 78% of net revenues, respectively.

In fiscal 2002 and 2001, Jan Devices, Inc., a domestic distributor, accounted for approximately 21% and 32% of net revenues. In fiscal 2000, All American Semiconductor, the Company's former domestic distributor, accounted for approximately 31% of net revenues, and Insight Memec, an international distributor, accounted for approximately ten percent of net revenues. In addition, one non-distributor customer comprised approximately 24% of net revenues in fiscal 2002. In fiscal 2001 and 2000, no other customer comprised more than ten percent of net revenues.

International sales are conducted by sales representatives and distributors located in Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, the Netherlands, Spain, Sweden, and Taiwan. During fiscal 2002, 2001, and 2000, the Company's export sales were approximately 33%, 32%, and 39% of net revenues, respectively (see Note 9 in "Notes to Financial Statements" contained in Item 8). The Company's international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for the Company's products. Although the Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated there under, the Company has not experienced any material difficulties resulting from these restrictions to date.

The Company's domestic and international distributors are not exclusive and they may also market products competitive with the Company's products. The Company warrants its products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

Backlog

As of December 2, 2002 and November 28, 2001, the Company's backlog was approximately $391,500 and $261,800, respectively. The Company's backlog includes all released purchase orders shippable within the following 18 months, including orders from distributors. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, orders on the backlog are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products. The Company produces catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The Company's business for its catalog products, like the businesses of many companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company believes that its backlog is not a good indicator of future revenues.

Research and Development

As the Company has not introduced a new product in a few years, it views new product development as the most important factor affecting revenue growth; therefore, it continues its commitment to increase research and development levels. Research and development expenditures were 27%, 19%, and 14% of net revenues in fiscal 2002, 2001, and 2000, respectively. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Consolidated Statements of Operations," contained in Items 6, 7, and 8, respectively.

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

The Company is of the opinion that patent maskwork protection is of less significance in the Company's business than other factors, such as the experience and innovative skill of its personnel and the abilities of its management. There can be no assurance that others will not develop or patent technology similar to the Company's technology, or copy or otherwise duplicate the Company's products. The Company owns five patents awarded by the United States Patent and Trademark Office.

Since others have obtained patents covering various semiconductor designs and processes, certain of the Company's present or future designs or processes may be claimed to infringe upon the patents of third parties. The Company has previously received, and may in the future receive, claims that one or more aspects or uses of the Company's products infringe on patent or other intellectual property rights of third parties.  See Item 3 - "Legal Proceedings." The Company does not believe that it infringes upon any known patents at this time. If any such infringements exist or arise in the future, the Company may be liable for damages and may, like many companies in the semiconductor industry, find it necessary or desirable to obtain licenses relating to one or more of its current or future products. Based on industry practice, the Company expects that any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect on the Company. There can be no assurance, however, that licenses could in fact be obtained on commercially reasonable terms, or at all, or that litigation would not occur. The Company's inability to obtain such licenses on economically reasonable terms or the occurrence of litigation could adversely affect the Company.

Employees

As of September 29, 2002, the Company had 31 employees, consultants, and part-time employees, of which 23 were full-time employees. The Company's ability to attract and retain qualified personnel is an important factor in its continued success. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

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

Factors Affecting Future Results

This Form 10-K report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements about the Company's expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. Words and phrases such as, "anticipate, estimate, plans, projects, continuing, ongoing, expect, believes, intends," and similar words or phrases may identify forward-looking statements.

Forward-looking statements involve estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K report. Among the key factors that could cause actual results to differ materially from the forward-looking statements, include:

-	Delay in product or technology development;
-	Lack of market acceptance or demand for new products;
-	The impact of competitive products and prices;
-	Changes in economic conditions of the Company's various markets;
-	Dependencies on silicon wafer suppliers and subcontracted assemblers and testers;
-	The availabilities and terms of financing; and
-	Opportunities or acquisitions the Company may pursue.

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

Company-related Risks

Dependence on limited sources of silicon wafers:

The Company does not manufacture silicon wafers. The Company expects to begin prototype production of certain products with a new foundry in the second quarter of fiscal 2003. Taiwan Semiconductor Manufacturing Corporation (TSMC), in Taiwan, manufactures current products. If TSMC is unable or unwilling to supply wafers, the Company's operating results could be harmed. In the past, the Company has experienced delays in obtaining wafers and in securing supply commitments.

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

Furthermore, the Company depends on its foundry to deliver reliable silicon wafers with acceptable yields in a timely manner. If it is unable to produce silicon wafers that meet the Company's specifications, with acceptable yields, for a prolonged period, operating results could be harmed. The Company's revenue is derived from products based on advanced silicon wafer manufacturing technology. The reliable manufacture of high performance semiconductor wafers is a complicated and technically demanding process requiring:

-	A high degree of technical skill;
-	State-of-the-art equipment;
-	The absence of defects in the masks used to print circuits on a wafer;
-	The elimination of minute impurities and errors in each step of the fabrication process; and
-	Effective cooperation between the wafer supplier and the Company's circuit designers.

As a result, the Company's foundry may experience difficulties in achieving acceptable quality and yield levels when manufacturing its silicon wafers.

Product development:

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

Assembly:

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

International operations:

The primary silicon wafer suppliers operate fabs located in Asia. Finished silicon wafers are also assembled and tested by independent subcontractors located in the Philippines, South Korea, and Taiwan. Economic, financial, social, and political conditions in Asia have been volatile. Financial difficulties, government actions or restrictions, prolonged work stoppages, or any other difficulties experienced by the Company's suppliers could harm its operating results.

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

Fluctuation in operating results:

The Company's quarterly operating results have fluctuated and will likely continue to fluctuate. Consequently, its operating results may fail to meet the expectations of analysts and investors. As a result of industry conditions and the following specific factors, quarterly operating results are more likely to fluctuate and are more difficult to predict than a typical non-technology company of similar size and maturity:

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

Fluctuations in stock price:

In recent years, the price of the Company's common stock has fluctuated greatly. These price fluctuations have been rapid and severe, and have left investors little time to react. The price of the common stock may continue to fluctuate greatly in the future due to a variety of factors, including shortfalls in revenue or earnings from levels expected by analysts and investors; quarter-to-quarter variations in operating results; and announcements of technological innovations or new products by other companies.

In July 2002, the Company received a written warning from NASDAQ indicating that its common stock failed to comply with NASDAQ's minimum market value of publicly held shares requirement and minimum bid price requirement, as set forth in NASDAQ's Marketplace Rules 4450(a)(2) and 4450(a)(5), respectively. Consequently, the Company's common stock was subject to delisting from the NASDAQ National Market, pursuant to NASDAQ's rules. Under the NASDAQ rules, the Company had 90 days, or until October 15, 2002, to regain compliance, or NASDAQ would provide notification that the Company would be delisted. The Company received the delisting notification on October 17, 2002. In accordance with NASDAQ's rules, the Company appealed the determination to the NASDAQ Listing Qualifications Panel. Subsequently, on November 7, 2002, the Company received another notification from the NASDAQ staff that it had regained compliance with the Marketplace Rules and was, therefore, being removed from the delisting process and NASDAQ had closed the file. However, there can be no assurance that the Company's stock will continue to satisfy the NASDAQ continued listing requirements.

Industry-related Risks

Cyclical nature of semiconductor industry:

The semiconductor industry is cyclical. The Company's financial performance has been negatively impacted by significant downturns in the semiconductor industry as a result of general reductions in inventory levels by customers; excess production capacity; the cyclical nature of the demand for products of semiconductor customers; and accelerated declines in the average selling prices. When these or other conditions in the industry occur, the Company's operating results can be harmed.

Competitiveness of semiconductor industry:

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

Ability to maintain adequate technical and management personnel:

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

ITEM 2.    PROPERTIES

During fiscal 2002, Company's executive offices, as well as its inventories and principal research and design facilities, were located in approximately 21,600 square feet of space in Sunnyvale, California, pursuant to a lease expiring November 30, 2002. On November 1, 2002, the Company moved into a new space of approximately 15,400 square feet, also in Sunnyvale, California, with a new lease expiring September 30, 2007. The Company also maintains additional sales or field application support offices in the metropolitan area of San Diego, California, Melbourne, Florida, and Warminster, England. The Company believes that its facilities will be adequate to meet its reasonably foreseeable needs and, if necessary, that alternative facilities will be available to it on acceptable terms, so as to meet its requirements.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company receives demands from various parties asserting patent claims. These demands are often not based on any specific knowledge of the Company's products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact on the Company.

In January 1998, the Company was contacted by the attorneys representing the estate of Mr. Jerome Lemelson, charging that the Company infringed on certain patents registered by Mr. Lemelson. The attorneys for the estate have not filed suit, but have urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits, and that some have successfully defeated the claims. Should the estate file suit, the Company would vigorously defend itself in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event, the Company might be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of this matter.

In September 2002, the Company was contacted by Syndia Corporation, the owner of certain patents of which Mr. Jerome Lemelson is a named inventor. The claims are separate from the aforementioned Lemelson claims. Syndia has not filed suit, but has urged the Company to enter into a licensing agreement with Syndia in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits. Should Syndia file suit, the Company would vigorously defend itself in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event, the Company might be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of this matter.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded under the symbol, LOGC, on The Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock, as reported by Nasdaq during the following calendar quarters:

Calendar Year	High	Low

2000
Fourth quarter	$2.00	$0.88
2001
First quarter	$1.59	$1.06
Second quarter	$1.65	$1.00
Third quarter	$1.48	$0.83
Fourth quarter	$3.71	$0.91
2002
First quarter	$3.25	$1.20
Second quarter	$1.60	$0.56
Third quarter	$1.00	$0.40

Holders

As of December 9, 2002, there were approximately 3,000 holders of record of the Company's Common Stock.

Dividends

The Company has not paid any dividends on its Common Stock since its incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table represents the position of the Company's equity compensation plans as of September 29, 2002:

Plan category

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	846,250	$2.337	46,750

Equity compensation plans not
approved by security holders	-	-	-

Total	846,250	$2.337	46,750

ITEM 6.    SELECTED FINANCIAL DATA

The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's fiscal 2002 ended September 29, 2002, its fiscal 2001 ended September 30, 2001, and its fiscal 2000 ended October 1, 2000.

The following table sets forth selected financial data for the Company's last five fiscal periods. This information is derived from the Company's audited consolidated financial statements, unless otherwise stated. This data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this report.

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended:				Nine Months Ended
	September 29, 2002	September 30, 2001	October 1, 2000	October 3, 1999	September 30, 1998

Net revenues	$ 6,573	$ 10,007	$ 11,786	$ 12,922	$ 9,562
Research and development	$ 1,776	$ 1,926	$ 1,661	$ 1,367	$ 959
Net (loss) income	$ (2,124)	$ (212)	$ 522	$ 601	$ (6,334)
Basic and diluted (loss) income per common share	$ (0.31)	$ (0.03)	$ 0.08	$ 0.09	$(1.03)
Weighted average common shares outstanding (000s)	6,850	6,842	6,772	6,635	6,178
Working capital	$ 13,674	$ 14,882	$ 14,115	$ 12,031	$ 9,385
Net property and equipment	$ 931	$ 1,592	$ 2,424	$ 3,542	$ 4,775
Total assets	$ 14,927	$ 17,231	$ 17,589	$ 21,244	$ 23,502
Long-term liabilities	$ -	$ 3	$ 38	$ 205	$ 414
Shareholders' equity	$ 14,627	$ 16,652	$ 16,845	$ 15,934	$ 14,984

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

Overview

The Company is one of the smallest publicly traded semiconductor makers. Following its formation, the Company initially developed plug-compatible second source products that were form, fit, and function compatible with products offered by other manufacturers. Beginning in 1996, the Company began identifying unique, proprietary products driven by its existing customer base. While this transition to proprietary products required the Company to obtain advanced design automation tools and to increase the number of people involved in product development, it enabled the Company to focus its sales channels and limit the costs of those channels, and to compete in markets with pricing and delivery demands that are not as highly competitive as the markets for second source products. The Company's focus on proprietary DSP products continues, as it primarily derives its revenues from the sale of semiconductor chips that perform high-speed DSP in video image filtering and digital communications applications.

The Company's transition to a proprietary product focus has had a significant impact on its financial results. In 1998, the Company recorded significant write-downs of inventory and long-lived assets, as it recognized the obsolescence of its more mature, second-source products. The Company anticipated increased revenues from the HDTV market starting in 1999, but the delays in the broadcast industry's transition to high-definition from analog signals resulted in less revenues from these products than the Company anticipated. In the meantime, revenues from the Company's older second-source products dropped dramatically as they were obsoleted. Therefore, while the Company's revenues either decreased or remained relatively consistent over the past few years, its revenues from newer products have actually increased to partially take the place of revenues from mature, second-source products.

In addition, the events of September 11, 2001 and the "war on terrorism" resulted in the Company receiving approximately $2.92 million in sales to a defense contractor for the cruise missile program during fiscal 2002. With the continued terrorism threat and the passing of the defense appropriations bill, the Company anticipates it will receive additional revenues from the military programs during fiscal 2003; however, it cannot currently estimate these amounts.

The Company anticipates its revenues from the newer proprietary products to increase if the HDTV market begins to ramp up resulting from recent FCC actions. In May 2002, the FCC proposed new rules that "contemplate an increasingly severe level of sanctions every six months the licensee fails to construct, beginning with admonishment, followed by issuance of notices of apparent liability for forfeiture, and culminating in rescission of the licensee's DTV authorization." Therefore, if the proposed rules are approved, stations that do not stay on track with the construction of their digital facilities will begin facing penalties. In addition, in August 2002, the FCC issued an order to television manufacturers that requires digital tuners to be incorporated into 50 percent of television sets with screens of 36 or more inches starting in 2004, into 50 percent of sets with screens of 25-35 inches starting in 2005, and into all sets with screens of 13 inches or more by 2007.

Notwithstanding the impact of the stalled transition in the broadcasting industry and the overall downturn in the economy, the Company has greatly strengthened its balance sheet in the last few years. As a result of the 1998 reorganization, aggressive expenditure controls, limitations on capital expenditures, and increased revenues from military programs, the Company has increased its cash balance by 642 percent from fiscal 1998 to fiscal 2002, while reducing its total liabilities by 96 percent during the same period.

The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's last three fiscal years consisted of 364 days and ended on September 29, 2002, September 30, 2001, and October 1, 2000.

Results of Operations

Fiscal Year Ended September 29, 2002 compared to Fiscal Year Ended September 30, 2001

Net revenues for fiscal 2002 decreased 34 percent, from $10,007,300 in fiscal 2001 to $6,572,700. This decrease was largely due to the continued down cycle of the semiconductor industry, the continued sluggish economy, and the prolonged delay in HDTV broadcasting. While commercial revenues decreased significantly in 2002, the Company's revenues were aided by the sales of approximately $2.92 million in military parts to a defense contractor for the cruise missile program.

As the Company's net revenues decreased 34 percent, the cost of revenues also decreased by 22 percent, from $6,167,300 in fiscal 2001 to $4,780,000 in fiscal 2002. The cost of revenues did not decrease as much as the net revenues, as the Company has certain overhead expenses that are relatively fixed, such as taxes, insurance, and lease expenditures. In addition, during fiscal 2002, the Company wrote off $39,900 of inventory and expensed an inventory reserve of $337,000, both of which are reflected in cost of revenues. The Company's gross profit decreased 53 percent, from $3,840,000 in fiscal 2001 to $1,792,600 in fiscal 2002. In addition, the gross profit as a percentage of revenues decreased from 38 percent in fiscal 2001 to 27 percent in fiscal 2002, mainly as a result of generally fixed overhead expenses with lower revenues.

Research and development expenses decreased eight percent, from $1,926,100 in fiscal 2001 to $1,775,700 in fiscal 2002. While the Company continues to believe that product development is a key ingredient for future success and growth, its lower revenues forced it to cut additional costs in the research and development area. This decrease was primarily the result of employee layoffs. As a percent of net revenues, research and development expense increased from 19 percent to 27 percent. However, if the Company's net revenues had remained consistent with the prior year, research and development would have been approximately 18 percent of net revenues, which is near the Company's target of 20 percent.

Selling, general, and administrative expenses increased slightly from $2,091,400 in fiscal 2001 to $2,138,400 in fiscal 2002. While the Company continues to attempt to control its costs, it experienced increased costs for the move of its headquarters. However, the Company felt the move was necessary, as it anticipates future costs for the new facility will be approximately 60 percent less than the old facility. Further, the Company determined the goodwill from the 1995 acquisition of assets from Star Semiconductor was fully impaired and wrote-off the remaining balance of approximately $80,000 at the end of fiscal 2002.

As a result of the significant decrease in revenues and the disproportionate decrease in expenses, the Company had a loss from operations of $2,121,500 in fiscal 2002, compared to a loss of $177,500 in fiscal 2001.

Interest expense decreased 31 percent, from $54,700 in fiscal 2001 to $37,900 in fiscal 2002, as a result of the Company carrying no balance on its line of credit for the majority of the fiscal year, prior to the line's expiration, and the expiration of the majority of the Company's capital lease obligations.

Due to the significant decrease in revenues and the relatively fixed nature of certain of its costs, the Company experienced a net loss of $2,123,700 in fiscal 2002, compared to a net loss of $212,000 in fiscal 2001.

Fiscal Year Ended September 30, 2001 compared to Fiscal Year Ended October 1, 2000

Net revenues for fiscal 2001 were $10,007,300, down 15 percent from the $11,785,900 recorded in fiscal 2000. The decrease was largely due to the downturn in the industry and economy, the continued transition to proprietary products, the obsolescence of mature products, and the stalled ramp up in high-definition broadcasting.

Cost of revenues decreased from $7,278,800 in fiscal 2000 to $6,167,300 in fiscal 2001, due to the decrease in sales. While gross profit decreased from $4,507,100 in fiscal 2000 to $3,840,000 in fiscal 2001, as a percentage of sales, it remained consistent at 38 percent.

Research and development expenses were $1,926,100 in fiscal 2001 compared to $1,660,600 in fiscal 2000. Research and development expenses as a percentage of net revenues increased from 14 percent in fiscal 2000 to 19 percent in fiscal 2001. As the Company continues to focus on developing new products to encourage future revenue growth, it believes it is necessary to spend resources on research and development, including finding experienced engineering personnel.

Selling, general, and administrative expenses remained consistent ($2,091,400 in fiscal 2001 and $2,076,200 in fiscal 2000). As a percentage of net revenues, selling, general, and administrative expenses increased slightly from 18 percent in fiscal 2000 to 21 percent in fiscal 2001. This is due to many selling, general, and administrative costs being relatively fixed, while revenues were lower.

For fiscal 2001, the Company recorded an operating loss of $177,500, compared to operating income of $770,300 during fiscal 2000. This is mainly due to the lowered revenues, while costs remained relatively unchanged and spending on product development increased.

Interest expense decreased 83 percent, from $314,100 in fiscal 2000 to $54,700 in fiscal 2001. This was the result of the Company carrying a zero balance in bank borrowings for much of fiscal 2001 and a large portion of the Company's capital lease obligations being nearly retired.

Due to the decrease in revenues, increased spending on research and development, and generally fixed selling, general, and administrative costs, net earnings decreased from $522,400 in fiscal 2000 to a net loss of $212,000 in fiscal 2001.

Liquidity and Capital Resources

During fiscal 2002, the Company produced net cash of $938,900 from operations, despite its $2,123,700 net loss. While the Company spent $269,300 for prepaid expenses, $139,000 for accounts payable, and $83,300 for accrued expenses, it netted $556,300 from accounts receivable collections. In addition, the Company was able to produce $1,767,600 from its inventories as many of its fiscal 2002 revenues were shipped from existing stock. The Company used some of the cash from operations to fund capital expenditures of $43,000 and to repay capital lease obligations of $54,700.

During fiscal 2001, the Company used net cash of $171,900 in operations, as a result of the net loss of $212,000 and an increase in accounts receivable of $1,703,400. The downturn in the industry and the economy, as a whole, caused many of the Company's customers to pay 14 to 30 days past due. While certain customers extended payments, the Company maintained its current schedule of paying vendors within terms, without drawing on its then-existing line of credit. This also contributed to the net cash used in operations, as the Company reduced accrued expenses by $62,400, paid $163,200 for capital expenditures, and repaid capital leases aggregating $209,700. Fortunately, the Company was able to reduce its physical inventories by $1,055,200 and its inventory reserves by $568,600, which saved it from expending additional cash in operations.

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

The Company's current working capital requirements are greatly reduced due to the cost cutting of the past few years. The Company believes that these cost cutting actions and its continued focus on higher-margin products should result in after-tax cash earnings being sufficient to support its working capital and capital expenditure requirements for the next 12 months. The Company's belief is based on the fact that, as of December 9, 2002, it holds approximately $2.5 million in cash reserves and its cash usage for operations is approximately equal to or less than its current revenue rate. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products.

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

The Company relies on third party suppliers for its raw materials, particularly its processed wafers, for which it currently has only one supplier, and as a result, maintains substantial inventory levels to protect against disruption in supplies. The Company has periodically experienced disruptions in obtaining wafers. As the Company continues to shift towards higher margin proprietary products, it expects to be able to reduce inventory levels by streamlining its product offerings.

Periodically, the Company reviews inventory to determine recoverability of items on-hand using the lower-of-cost-or-market (LOCOM) and excess methods. For fiscal 2002 and 2001, the Company did further analysis due to the slowing economy, the industry down-cycle, and the stalling of some of its target markets. The Company groups and evaluates products based on their underlying die or wafer type (our raw materials, silicon wafers, can generally be used to make multiple products), to determine the total quantity on-hand and average unit costs. For the excess analysis, the Company compares sales quantities for the current fiscal year to the quantity on-hand at the end of the year. If the quantity on-hand exceeds the quantity sold during the year, the Company provides a reserve for potentially obsolete or slow-moving items. For the LOCOM analysis, the Company compared the average unit cost to the average sales price for items (determined by averaging the upcoming fiscal year's price list and the average selling price of the products during the current fiscal year). If the average unit cost exceeds the average sales price, the Company provides a reserve. During fiscal 2002 and 2001, these two reserves totaled $337,000 and $753,200, respectively.

With the slow economic conditions continuing, the Company felt it necessary to provide additional reserves against inventory in fiscal 2001. Using forecasted sales and reviews of raw materials and work-in-process, the Company directly wrote off $634,100 of inventory, and determined an additional reserve of $1,114,500 was necessary. During fiscal 2002, the Company directly wrote off $1,907,600 of its inventory, using its prior year reserve of $1,867,700, plus an additional $39,900 against cost of revenues. The Company believes its current reserve of $337,000 for LOCOM and excess inventory provides a reasonable estimate of the recoverability of inventories after applying the large previously described write-offs.

Although current levels of inventory impact the Company's liquidity, the Company believes that this is a less costly alternative to owning a wafer fabrication facility. The Company continues to evaluate alternative suppliers to diversify its risk of supply disruption. However, this requires a significant investment in product development to tool masks with new suppliers. Such efforts compete for the Company's limited product development resources. The Company seeks to achieve on-going reductions in inventory, although there can be no assurance it will be successful. In the event economic conditions remain slow, the Company may consider identifying portions of inventory to write-off at a future date.

Historically, due to customer order scheduling, up to 80% of the quarterly revenues were often shipped in the last month of the quarter, so a large portion of the shipments included in year-end accounts receivable were not yet due per the Company's net 30-day terms. This resulted in year-end accounts receivable balances being at their highest point for the respective period. In the past few years, the Company has been able to reduce its accounts receivable levels through increased interaction with its customers to spread their orders and shipments more evenly between months and through added pressure to pay within the Company's terms. However, the accounts receivable balances for fiscal 2002 and 2001 increased due to approximately $685,100 and $2,654,900, respectively, of the ending accounts receivable balance being from one customer, who is a distributor holding products that are critical to certain defense programs. These receivables were subsequently collected after the respective fiscal year-ends.

Financing

On July 31, 2002, the Company elected not to renew its $2,000,000 revolving line of credit with its bank. While the Company will continue to evaluate future debt and equity financing opportunities, it feels the cost reductions taken in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of December 9, 2002, it holds approximately $2.5 million in cash reserves and its anticipated cash usage for operations is approximately equal to or less than its current revenue rate. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 resulted in no material impact on the Company's financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts all its transactions, including those with foreign suppliers and customers, in U.S. dollars. It is therefore not directly subject to the risks of foreign currency fluctuations and does not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. However, demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to the Company may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of the Company's prices relative to the prices of its foreign competitors. The Company also does not hold any market risk sensitive instruments that are not considered cash under generally accepted accounting principles.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	45

Independent Auditors' Report

To the Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheet as of September 29, 2002 of LOGIC Devices Incorporated, and the related statements of operations, shareholders' equity, and cash flows for the fiscal year then ended.  We have also audited the accompanying consolidated balance sheet as of September 30, 2001 of LOGIC Devices Incorporated, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal year then ended.  We have also audited the 2002 and 2001 information included in Schedule II - Valuation and Qualifying Accounts (Schedule II). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of LOGIC Devices Incorporated for the fiscal year ended October 1, 2000, and the 2000 information included in Schedule II, were audited by other auditors, whose report dated November 7, 2000 expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 29, 2002, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2001 consolidated financial statements present fairly, in all material respects, the consolidated financial position of LOGIC Devices Incorporated as of September 30, 2001, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 2002 and 2001 information set forth therein.

  /s/  Hood and Strong LLP

Hood and Strong LLP

Menlo Park, California

November 6, 2002

Report of Independent Certified Public Accountants

Board of Directors and Shareholders

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for the fiscal year ended October 1, 2000. We have also audited Schedule II - Valuation and Qualifying Accounts (the Schedule) as of and for the year ended October 1, 2000. These financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LOGIC Devices Incorporated for the fiscal year ended October 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

  /s/  BDO Seidman, LLP

BDO Seidman, LLP

San Francisco, California

November 7, 2000

LOGIC Devices Incorporated

Balance Sheets

	September 29, 2002	September 30, 2001
		(Consolidated)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,061,100	$ 217,500
Accounts receivable, net of allowance for doubtful accounts of $20,000 (Notes 9, 10, and 13)	2,795,900	3,352,200
Inventories (Notes 1, 9, and 13)	9,591,100	11,695,700
Prepaid expenses (Note 3)	525,900	192,600
Total current assets	13,974,000	15,458,000
Property and equipment, net (Notes 2, 7, and 11)	930,900	1,592,000
Other assets (Note 4)	21,700	181,000
	$ 14,926,600	$ 17,231,000

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$ 129,100	$ 268,100
Accrued payroll and vacation	148,000	190,900
Accrued commissions	18,800	54,600
Other accrued expenses	900	5,500
Income taxes payable (Note 5)	-	1,900
Capital lease obligations, current portion (Notes 2, 7, and 11)	2,900	54,700
Total current liabilities	299,700	575,700
Capital lease obligations, net of current portion	-	2,900
Total liabilities	299,700	578,600

Commitments and contingencies (Note 7)
Shareholders' equity (Notes 6, 8, and 14):
Preferred stock, no par value; 1,000,000 shares authorized; 5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized; 6,852,888 and 6,841,888 shares issued and outstanding	18,539,900	18,522,700
Additional paid-in capital	100,000	19,000
Accumulated deficit	(4,013,000)	(1,889,300)
Total shareholders' equity	14,626,900	16,652,400
	$ 14,926,600	$ 17,231,000

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Operations

	Fiscal Years Ended:
	September 29, 2002	September 30, 2001	October 1, 2000
		(Consolidated)	(Consolidated)
Net revenues (Notes 9 and 13)	$ 6,572,600	$ 10,007,300	$ 11,785,900
Cost of revenues	4,780,000	6,167,300	7,278,800
Gross profit (Note 13)	1,792,600	3,840,000	4,507,100
Operating expenses:
Research and development	1,775,700	1,926,100	1,660,600
Selling, general, and administrative	2,138,400	2,091,400	2,076,200
Total operating expenses	3,914,100	4,017,500	3,736,800
(Loss) income from operations	(2,121,500)	(177,500)	770,300
Other (income) expense:
Interest expense	37,900	54,700	314,100
Interest income	(7,800)	(10,100)	(8,100)
Other income, net	(37,300)	(20,500)	(47,900)
Total other (income) expense	(7,200)	24,100	258,100
(Loss) income before provision for income taxes	(2,114,300)	(201,600)	512,200
(Provision) benefit for income taxes (Note 5)	(9,400)	(10,400)	10,200
Net (loss) income	$ (2,123,700)	$ (212,000)	$ 522,400
Basic and diluted (loss) income per share	$ (0.31)	$ (0.03)	$ 0.08
Basic weighted average common shares outstanding	6,850,096	6,841,888	6,771,826
Diluted weighted average common shares outstanding	6,850,096	6,841,888	6,892,610

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Shareholders' Equity

	Common Stock		Additional Paid-in Capital	(Accumulated) Deficit	Total
	Shares	Amount
(Consolidated) Balances, October 1, 1999	6,650,488	$ 18,133,400	$ -	$ (2,199,700)	$ 15,933,700
Issuance of common stock on exercise of stock options (Note 8)	91,400	242,400	-	-	242,400
Issuance of common stock on exercise of warrants (Note 8)	100,000	146,900	-	-	146,900
Net income	-	-	-	522,400	522,400
(Consolidated) Balances, October 1, 2000	6,841,888	18,522,700	-	(1,677,300)	16,845,400
Issuance of common stock options to non-employees (Notes 6 and 8)	-	-	19,000	-	19,000
Net loss	-	-	-	(212,000)	(212,000)
(Consolidated) Balances, September 30, 2001	6,841,888	18,522,700	19,000	(1,889,300)	16,652,400
Issuance of common stock on exercise of stock options (Note 8)	11,000	17,200	-	-	17,200
Extension of common stock warrants (Note 8)	-	-	81,000	-	81,000
Net loss	-	-	-	(2,123,700)	(2,123,700)
Balances, September 29, 2002	6,852,888	$ 18,539,900	$ 100,000	$ (4,013,000)	$ 14,626,900

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Cash Flows

	Fiscal Years Ended:
	September 29, 2002	September 30, 2001	October 1, 2000
Cash flows from operating activities:		(Consolidated)	(Consolidated)
Net (loss) income	$ (2,123,700)	$ (212,000)	$ 522,400
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	814,200	1,181,200	1,357,200
Loss (gain) on disposal of capital equipment	-	3,600	(48,000)
Allowance for doubtful accounts	-	-	(233,500)
Issuance of common stock warrants for services	81,000	19,000	-
Changes in current assets and liabilities:
Accounts receivable	556,300	(1,703,400)	3,398,100
Inventories	2,104,600	486,600	(344,000)
Prepaid expenses	(269,300)	42,700	4,100
Income taxes receivable	-	-	68,000
Accounts payable	(139,000)	76,100	(638,400)
Accrued payroll and vacation	(42,900)	37,400	(52,400)
Accrued commissions	(35,800)	(60,700)	75,300
Other accrued expenses	(4,600)	(39,100)	(26,000)
Income taxes payable	(1,900)	(3,300)	5,200
Net cash provided by (used in) operating activities	938,900	(171,900)	4,088,000
Cash flows from investing activities:
Capital expenditures	(43,000)	(163,200)	(247,800)
Proceeds from sale of capital equipment	-	-	158,100
Other assets	(14,800)	9,000	49,500
Net cash used in investing activities	(57,800)	(154,200)	(40,200)
Cash flows from financing activities:
Proceeds from issuance of common stock	17,200	-	389,300
Proceeds from bank borrowings	1,050,000	500,000	-
Repayments of bank borrowings	(1,050,000)	(500,000)	(3,490,000)
Payment of notes payable, related party	-	-	(250,000)
Payments of capital lease obligations	(54,700)	(209,700)	(181,500)
Net cash used in financing activities	(37,500)	(209,700)	(3,532,200)
Net increase (decrease) in cash and cash equivalents	843,600	(535,800)	515,600
Cash and cash equivalents, beginning of period	217,500	753,300	237,700
Cash and cash equivalents, end of period	$ 1,061,100	$ 217,500	$ 753,300

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Summary of Accounting Policies

The Company

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company's products include high-speed digital signal processing chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 46 percent of the Company's net revenues were derived from original equipment manufacturers, while sales through foreign and domestic distributors accounted for approximately 54 percent of net revenues. Approximately 67 percent of the Company's net revenues were derived from within the United States and approximately 33 percent from foreign sales.

Principles of Consolidation

The accompanying fiscal 2001 and 2000 consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LOGIC Devices International, a foreign sales corporation. All significant intercompany accounts and transactions were eliminated in consolidation. The Company's fiscal 2002 financial statements are not consolidated, as it dissolved the foreign sales corporation on December 31, 2001.

Change in Fiscal Year

Effective September 16, 1999, the Company adopted a fiscal year consisting of 52 weeks of seven days, ending on Sundays. As a result of this change, the Company's 2002, 2001, and 2000 fiscal years ended on September 29, September 30, and October 1, respectively.

Reclassifications

Certain items were reclassified in the consolidated financial statements for fiscal 2000 to conform to the basis used in the consolidated financial statements for fiscal 2001.

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

LOGIC Devices Incorporated

Summary of Accounting Policies

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

Excess of Cost Over Fair Value of Net Assets Acquired

Excess of cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 40 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. During the year ended September 29, 2002, the Company determined the goodwill acquired in the purchase of assets of Star Semiconductor Corporation in 1995 to be impaired and has consequently written down the net book value of approximately $80,000 at September 29, 2002 to zero. The Company no longer produces the products acquired in the purchase and believes that the product line has reached the end of its useful life.

Capitalized Software Costs

Internal test computer software development costs are capitalized as incurred during the application development stage, as defined by Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The capitalized software costs are amortized on a straight-line basis over the shorter of the related expected product life cycle or five years.

Revenue Recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time, if applicable.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax basis of assets, liabilities, and carryforwards using enacted tax rates. Valuation allowances are established for deferred tax assets to the extent of the likelihood that the deferred tax assets may not be realized.

LOGIC Devices Incorporated

Summary of Accounting Policies

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

For the fiscal years ended September 29, 2002, September 30, 2001, and October 1, 2000, there is no difference between basic and diluted income (loss) per share, as there were no dilutive stock options in fiscal 2002 and 2001, and the number of stock options with a dilutive effect was minimal in fiscal 2000. For fiscal 2002, 2001, and 2000, options to purchase 961,800, 1,001,500, and 754,800 shares of common stock were excluded from the computation of diluted income (loss) per share since their effect would be antidilutive.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these items. The Company's bank borrowings approximate fair value because the interest rate fluctuates with changes in the prime rate. The Company's capital lease obligations approximate fair value, based on rates currently available from a bank for debt with similar terms and maturities.

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

Stock-based Compensation

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under this standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based transactions under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net income (loss) and income (loss) per share as if the fair value method had been adopted. The Company has elected to continue to account for employee stock-based compensation under APB No. 25.

Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The president (the chief operating decision maker) evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

LOGIC Devices Incorporated

Summary of Accounting Policies

Adoption of New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." It also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 resulted in no material impact on the Company's financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's financial position, results of operations, or cash flows.

LOGIC Devices Incorporated

Notes to Financial Statements

1.       Inventories

A summary of inventories follows:

	September 29, 2002	September 30, 2001
Raw materials	$ 1,232,600	$ 1,544,800
Work-in-process	6,967,500	6,801,900
Finished goods	1,391,000	3,349,000
	$ 9,591,100	$11,695,700

2.       Property and Equipment

A summary of property and equipment follows:

	September 29, 2002	September 30, 2001
Equipment	$ 5,082,200	$ 5,047,500
Tooling costs	2,175,100	2,175,100
Leasehold improvements	77,600	69,300
	7,334,900	7,291,900
Less accumulated depreciation and amortization	6,404,000	5,699,900
	$ 930,900	$ 1,592,000

Equipment under capital lease obligations aggregated $357,400 and $397,600 as of September 29, 2002 and September 30, 2001, with related accumulated amortization of $317,200 and $257,400, respectively. For fiscal 2002, 2001, and 2000, amortization expense for equipment under capital lease obligations was $59,800, $76,500, and $120,000, respectively.

3.       Prepaid Expenses

A summary of prepaid expenses follows:

	September 29, 2002	September 30, 2001

Software licensing fees	$ 154,300	$ 24,300
Insurance	141,500	11,900
Rent and deposits	129,700	500
Consulting fees	40,700	-
Annual report costs	20,300	27,400
Recruiting, education, and immigration costs	2,900	80,500
Other prepaid expenses	36,500	48,000
	$ 525,900	$ 192,600

LOGIC Devices Incorporated

Notes to Financial Statements

4.        Other Assets

A summary of other assets follows:

	September 29, 2002	September 30, 2001
Capitalized software, net of accumulated amortization of $2,342,500	$ -	$ -
Excess costs over fair value of net assets acquired, net of accumulated amortization of $309,500 and $199,200, respectively	-	110,300
Deposits and other assets	21,700	70,700
	$ 21,700	$181,000

In fiscal 2002, 2001, and 2000, amortization expense for other assets totaled $30,300, $155,100, and $178,300, respectively. In 1995, the Company acquired certain intangible assets from a semiconductor manufacturer. The Company used the acquired technology to produce and sell proprietary digital signal processors. During the current fiscal year, the Company determined that the proprietary products were at the end of their product life cycle and recorded an impairment expense of approximately $80,000, which was included in selling, general, and administrative expense.

5.        (Provision) Benefit for Income Taxes

The provision for income taxes for fiscal 2002 and 2001 includes current state expenses of $9,400 and $10,400, respectively. In fiscal 2000, the benefit from income taxes was comprised of a current federal benefit of $21,800, offset by a current state expense of $11,600, for a net benefit of $10,200.

The following summarizes the difference between the income tax (expense) benefit and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2002, 2001, and 2000, to (loss) income before taxes:

	2002	2001	2000
Federal income tax (provision) benefit at
statutory rate	$ 718,900	$ 68,500	$ (174,100)
Tax credit carryforwards originated in current
year	44,500	60,800	34,700
State operating loss carryforward originated in
current year	73,500	-	-
State income taxes, net of federal tax benefit	(6,200)	(7,000)	(7,700)
Common stock option and warrant exercises	-	-	171,000
Adjustment of prior year net operating loss
carryforwards before valuation allowance	(58,600)	(275,000)	-
Miscellaneous permanent differences and
adjustments of estimated income tax accruals	12,100	40,400	50,000
Change in valuation allowance attributable to:
Net operating loss and tax credit
carryforwards not recognized	(877,900)	163,300	-
Valuation of net deferred assets	84,300	(61,400)	(63,700)
	$ (9,400)	$ (10,400)	$ 10,200

LOGIC Devices Incorporated

Notes to Financial Statements

Deferred tax assets and liabilities comprise the following:

	September 29, 2002	September 30, 2001
Deferred tax assets:
Net operating loss carryforwards	$ 2,060,200	$ 1,226,800
Reserves not currently deductible	987,800	1,088,200
Capitalized inventory costs	254,700	312,600
Tax credit carryforwards	502,300	457,800
Other	54,300	42,200
Gross deferred tax assets	3,859,300	3,127,600
Deferred tax liabilities:
State tax benefit	(328,300)	(290,000)
Depreciation	-	(100,200)
Gross deferred tax liabilities	(328,300)	(390,200)
Net deferred tax assets	3,531,000	2,737,400
Valuation allowance	(3,531,000)	(2,737,400)
Net deferred taxes	$ -	$ -

The valuation allowance was increased $793,600 from fiscal 2001 to fiscal 2002. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (NOLs) and capitalized inventory costs. Because the Company management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

As of September 29, 2002, the Company has Federal and State NOLs totaling approximately $5,177,500 and $3,222,100, respectively, available to offset future taxable income. These NOLs expire at various times through 2022 and 2007, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $104,300 and $109,200, respectively, expiring at various times through 2022. The Company has state manufacturing tax credit carryforwards totaling approximately $288,700, which expire at various times through 2012.

6.       Related Party Transactions

During fiscal 2001, the Company recognized $19,000 of expense related to the issuance of 67,000 stock options to related party consultants, with an exercise price of $1.9375. The Company used the Black-Scholes pricing model for valuating the options. Please see Note 8 for the terms of the options and the assumptions used in the pricing model.

LOGIC Devices Incorporated

Notes to Financial Statements

7.       Commitments and Contingencies

The Company leases its facilities and certain equipment under capital leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense related to these operating leases was $805,200, $816,700, and $981,700 for fiscal 2002, 2001, and 2000, respectively.

A summary of future minimum lease payments under capitalized leases, together with the present value of such minimum lease payments, and future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

	Capitalized Leases	Operating Leases
Fiscal years ending:
September 28, 2003	$ 3,000	$ 421,700
September 27, 2004	-	420,600
September 26, 2005	-	315,500
September 25, 2006	-	226,900
September 24, 2007	-	227,600
Thereafter	-	19,000
Future minimum lease payments	3,000	$ 1,631,300
Less amounts representing interest (10.75%)	100
Present value of future minimum lease payments	2,900
Less current portion	-
	$ 2,900

Sublease receipts aggregating approximately $8,800 reduced the future operating lease commitment for the fiscal year ending September 28, 2003.

8.       Shareholders' Equity

Common Stock Warrants

During fiscal 2002, the Company recognized $81,000 of expense for the extension of warrants (originally issued in April 1999) to a distributor for the purchase of 150,000 shares of its common stock, with an exercise price of $1.875. The warrants will expire on October 5, 2003. The Company valued the warrants using the Black-Scholes valuation model, with the following assumptions: expected life of 18 months, risk-free interest rate of 4.65 percent, volatility of 97.5 percent, and a dividend yield of zero.

LOGIC Devices Incorporated

Notes to Financial Statements

Common Stock Option Plans

The Company issues common stock options to its employees, certain consultants, and certain of its board members. Options granted to its employees and consultants generally vest over four years and expire ten years from the date of grant. Options granted to the board members generally vest immediately and expire five years from the date of grant. A summary of the status of the Company's common stock option plans as of September 29, 2002, September 30, 2001, and October 1, 2000, and changes during the fiscal years then ended, is presented in the following table:

	Options Outstanding
	September 29, 2002		September 30, 2001		October 1, 2000
	Shares	Wtd Avg Ex. Price	Shares	Wtd Avg Ex. Price	Shares	Wtd Avg Ex. Price
Beginning	1,001,500	$ 2.705	754,800	$ 3.076	1,061,400	$ 3.087
Granted	240,000	$ 1.137	314,500	$ 1.835	115,000	$ 3.832
Exercised	(11,000)	$ 1.565	-	-	(91,400)	$ 2.653
Forfeited	(268,750)	$ 2.668	(67,800)	$ 2.582	(330,200)	$ 3.444
Ending	961,750	$ 2.337	1,001,500	$ 2.705	754,800	$ 3.076
Exercisable at year-end	846,250		784,200		656,900
Weighted-average fair value of options granted during year		$ 1.137		$ 1.835		$ 3.832

The following table summarizes information about common stock options outstanding as of September 29, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 09/29/02	Wtd Avg Remaining Contractual Life	Wtd Avg Exercise Price	Number Exercisable at 09/29/02	Wtd Avg Exercise Price
$0.000 - 2.000	477,250	6.25 years	$ 1.488	370,500	$ 1.391
$2.001 - 4.000	432,500	3.16 years	$ 2.818	423,750	$ 2.827
$4.001 - 6.000	40,000	3.00 years	$ 5.563	40,000	$ 5.563
$6.001 - 8.000	12,000	3.17 years	$ 8.000	12,000	$ 8.000
	961,750		$ 2.337	846,250	$ 2.401

LOGIC Devices Incorporated

Notes to Financial Statements

The difference between the exercise price and the fair market value of the options issued on the dates of grant is accounted for as unearned compensation and amortized to expense over the related vesting period. The Company recognized $19,000 of expense in fiscal 2001, related to stock options granted to consultants. As discussed in the Summary of Accounting Policies, the Company follows APB No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the Company would have incurred an additional $243,900, $97,000, and $509,200 in related compensation expenses during the fiscal 2002, 2001, and 2000, respectively. Under the provisions of SFAS No. 123, the pro forma net (loss) income and basic and diluted (loss) income per share for the fiscal years ended September 29, 2002, September 30, 2001, and October 1, 2000, follows:

	2002	2001	2000
Net (loss) income
As reported	$ (2,123,700)	$ (212,000)	$ 522,400
Pro forma	$ (2,367,600)	$ (299,000)	$ 13,200
Basic and diluted (loss) earnings per share
As reported	$ (0.31)	$ (0.03)	$ 0.08
Pro forma	$ (0.35)	$ (0.04)	$ 0.00

The pro forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2002	2001	2000
Expected life (in years)	3.0	3.0	3.0
Risk-free interest rate	2.32%	3.5%	6.0%
Volatility	97.6%	90.4%	72.0%
Dividend yield	0.0	0.0	0.0

The Black-Scholes valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's options have characteristics significantly different from those of trading options, management believes that the existing pricing models do not necessarily provide a reliable single measure of the fair value of its options.

9.       Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2002, two customers accounted for approximately 21 and 24 percent of net revenues, with accounts receivable of $685,200 and $1,506,600, respectively, as of September 29, 2002. For fiscal 2001, one customer accounted for approximately 32 percent of net revenues, with an accounts receivable balance of $2,654,900 as of September 30, 2001. For fiscal 2000, two customers accounted for approximately 31 percent and 10 percent of net revenues, one of which was the Company's exclusive domestic distributor, with accounts receivable of $615,200 and $209,800, respectively, as of October 1, 2000.

The Company had one supplier that comprised approximately 23 percent of its purchases in fiscal 2001, while no suppliers comprised 10 percent or more of purchases in fiscal 2002 and 2000.

LOGIC Devices Incorporated

Notes to Financial Statements

Export Sales

	2002	2001	2000
Western Europe	$ 1,682,500	$ 2,652,800	$ 3,520,500
Far East	363,300	392,600	1,106,700
Other	94,000	180,500	19,000
	$ 2,139,800	$ 3,225,900	$ 4,646,200

No one country comprised more than 10 percent or more of net revenues in fiscal 2002, 2001, or 2000.

10.    Use of Estimates and Concentration of Credit Risks

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management estimates. These estimates are impacted, in part, by the following risks and uncertainties:

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution.

A significant portion of the Company's accounts receivable has historically been derived from one major class of customer (distributors) with the remainder being spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to the diversity of its products, end-customers, and geographic sales areas. The Company performs credit evaluations of its customers' financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

The Company currently is dependent on one supplier as its primary wafer-processing source. If this supply was to be interrupted or the terms were to become unfavorable to the Company, this could have a material adverse impact on the Company's operations

The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Demand will differ from forecasts and such differences may have a material effect on actual operations.

11.    Statement of Cash Flows

The Company paid $37,900, $54,700, and $314,100 for interest during fiscal 2002, 2001, and 2000, respectively. The Company paid $9,400, $15,900, and $3,800 for income taxes during fiscal 2002, 2001, and 2000, respectively.

Non-cash investing and financial activities for fiscal 2001 and 2000 consisted of the acquisition of $34,800 and $40,200 of equipment under capital leases, respectively. In addition, the Company extended 150,000 common stock warrants to a distributor, recorded at an amount of $81,000 in fiscal 2002, and issued 67,000 common stock options to a consultant, recorded at an amount of $19,000 in fiscal 2001.

LOGIC Devices Incorporated

Notes to Financial Statements

12.    401(k) Savings Plan

The Company has a 401(k) Savings Plan (the Plan), which was adopted on September 1, 2000. Employees may make voluntary contributions and the Company has the discretion to make matching contributions. The Plan covers all employees meeting certain age and service requirements, and who are not covered by collective bargaining agreements. The Company funds expenses incurred in connection with the Plan, on a current basis. The Company made no matching contributions in fiscal 2002, 2001, or 2000.

13.    Results of Operations

Due to the cyclical nature of the semiconductor industry, coupled with the downturn in the overall industry sales and economy during the past two years, the Company's net revenues decreased 34 percent in fiscal 2002 and 15 percent in fiscal 2001. The Company's gross profit margin, as a percentage of sales, decreased from 38 percent in fiscal 2000 and 2001, to 27 percent in fiscal 2002.

At September 29, 2002 and September 30, 2001, accounts receivable and inventories account for a large portion of the working capital and net assets of the Company. Accounts receivable are discussed more fully in Note 10.

Inventory levels are generally driven by actual customer orders and forecasted sales. Inventories were reduced by approximately $486,000 in fiscal 2001, resulting in total inventories of approximately $11.7 million at September 30, 2001. During fiscal 2002, the Company reduced its inventories approximately $2.1 million, resulting in total inventories of approximately $9.6 million at September 29, 2002.

As discussed in the Summary of Accounting Policies, inventories are carried at the lower of cost or market. The Company believes inventories on hand at September 29, 2002 will be sold in the normal course of business, at amounts in excess of their carrying value. However, depending upon the level of demand, the period over which current inventories will be sold may exceed one year.

14.    Subsequent Event

On October 9, 2002, the Board of Directors of the Company authorized the repurchase of up to $500,000 of its common stock.

Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations (dollars in thousands, except per share data) for the fiscal years ended September 29, 2002 and September 30, 2001:

Fiscal Quarters Ended:
	12/31/01	03/01/02	06/30/02	09/29/02	Total
Net revenues	$ 1,771	$ 1,120	$ 1,801	$ 1,881	$ 6,573
Gross margin	$ 441	$ 205	$ 258	$ 889	$ 1,793
(Loss) income from operations	$ (559)	$ (812)	$ (840)	$ 90	$ (2,121)
(Loss) income before income taxes	$ (554)	$ (834)	$ (851)	$ 125	$ (2,114)
Net (loss) income	$ (554)	$ (840)	$ (854)	$ 124	$ (2,124)
Basic (loss) income per share	$ (0.08)	$ (0.12)	$ (0.12)	$ 0.01	$ (0.31)
Weighted average common shares	6,843	6,851	6,853	6,854	6,850

Fiscal Quarters Ended:
	12/31/00	04/01/01	07/01/01	09/30/01	Total
Net revenues	$ 3,058	$ 2,540	$2,490	$ 1,919	$ 10,007
Gross margin	$ 1,218	$ 1,216	$ 1,331	$ 75	$ 3,840
(Loss) income from operations	$ 105	$ 23	$ 22	$ (328)	$ (178)
(Loss) income before income taxes	$ 98	$ 22	$ 14	$ (336)	$ (202)
Net (loss) income	$ 97	$ 12	$ 14	$ (335)	$ (212)
Basic (loss) income per share	$ 0.01	$ -	$ -	$ (0.04)	$ (0.03)
Weighted average common shares	6,842	6,842	6,642	6,642	6,842

At the end of fiscal 2002, the Company wrote off the remaining balance of the goodwill from its 1995 acquisition of Star Semiconductor (approximately $80,000), as it determined the asset was fully impaired. There were no other unusually or infrequently occurring items during fiscal 2002 and 2001.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the directors and executive officers of the Company as of December 9, 2002:

Name	Age	Position(s) held with the Company	Years with the Company
Howard L. Farkas	78	Chairman of the Board	19
William J. Volz	55	President and Director	19
Albert Morrison Jr.	66	Director	19
Fredric J. Harris	62	Director	3
Joel S. Kanter	46	Director	1
Kimiko Milheim	32	Chief Financial Officer and Secretary	3
Dennis Gross	48	Vice President of Sales	7

HOWARD L. FARKAS has been a director of the Company since its inception. Mr. Farkas is the owner and managing broker of Windsor Gardens Realty, Inc., a residential real estate brokerage company, which he co-founded in 1964. He also serves as President of Farkas Group, Inc., a company that provides management services to various business interests. He serves as a director of Synthetech, Inc., a public chemical research and manufacturing company whose products are used extensively in new drug research, Union Bank & Trust, Northwestern Engineering Company, U.S. Nursing Corporation, NDG Corporation, and Ivory LLC, Aragorn LLC, and Strider LLC, which are in the gas and oil exploration and development business.

WILLIAM J. VOLZ is a founder of the Company and has been a director since its inception. Mr. Volz has been President and principal executive officer of the Company since December 1987. He served as the Company's Vice President of Engineering from August 1983 to December 1987.

ALBERT MORRISON JR. has served as a director of the Company since 1983. He has also served as Chairman of Morrison Brown Argiz & Company, P.C., a certified public accounting firm in Miami, Florida, since 1969. He is a member of the Board of Directors of Heico Corporation, a member of the Board of Directors for Florida International University, and Chairman of the Miami-Dade County Industrial Development Authority.

FREDRIC J. HARRIS joined the Board of Directors in 1999. He holds the CUBIC Signal Processing Chair of the Communication Systems and Signal Processing Institute at San Diego State University, where he has taught since 1967. He holds a number of patents on digital receiver and digital signal processing ("DSP") technology and lectures throughout the world on DSP applications. He consults for organizations requiring high-performance DSP systems and will be a fellow of the Institute of Electrical and Electronic Engineers, effective January 2003.

JOEL S. KANTER joined the Board of Directors in 2002. Since 1986, he has served as President and Director of Windy City, Inc., a privately held firm specializing in public and private equity investments. He also serves as a director for Encore Medical Corporation, a publicly-traded manufacturer of implant devices; Greystone Medical Group, Inc., a development stage pharmaceutical company; I-Flow Corporation, a publicly-traded manufacturer of home infusion pumps; Magna Labs, Inc., a publicly-traded development stage medical device company; and Mariner Post Acute Network, Inc., a publicly-traded leading provider of skilled nursing care.

KIMIKO MILHEIM joined the Company in 1999 as Chief Financial Officer. Ms. Milheim is a certified public accountant with a Masters of Business Administration from the University of California, Irvine. She is a member of the American Institute of Certified Public Accountants and the California Society of CPAs. Prior to joining the Company, Ms. Milheim was General Accounting Manager with ArthroCare Corporation and an Audit Manager with BDO Seidman, LLP.

DENNIS GROSS joined the Company in 1995, and was appointed Vice President of Sales in November 1999. For the five prior years, he served as European Sales Director, during which Europe was the Company's fastest growing sales region. Prior to joining the Company, Mr. Gross was with Raytheon Corporation.

Compliance with Section 16(a) of the Exchange Act

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during fiscal 2002 and Form 5 and amendments thereto furnished to the Company with respect to fiscal 2002, the Company is not aware of any directors, officers, or beneficial owners of more than 10% of the shares of the Company's Common Stock who failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year, except as has previously been reported by the Company, and that Messrs. Harris and Morrison have not filed a Form 5 for the fiscal year ended September 29, 2002, Messrs. Kanter and Volz filed their Form 5s late (one transaction reported) for the fiscal year ended September 29, 2002, and Mr. Farkas filed his Form 5 late (two transactions reported) for the fiscal year ended September 29, 2002.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables sets forth the compensation paid by the Company during fiscal 2002, 2001, and 2000, to the Company's most highly paid executive officers serving at the end of fiscal 2002, whose total annual salary and bonus exceeded $100,000 (the Named Executive Officers):

		Annual Compensation		Long-term Compensation Awards (No. of Shares Underlying Options)
Name and Position	Year	Salary ($) [1]	Bonus ($)
William J. Volz, President	2002	172,600	-	-
	2001	160,600	-	-
	2000	126,600	-	-

Kimiko Milheim, Chief Financial Officer	2002	103,000	-	-
	2001	97,100	5,000	40,000
	2000	75,400	5,000	15,000

1 Due to the Company having a fiscal year comprised of 52 weeks of seven days each, beginning Monday and ending Sunday, the fiscal years referenced above are as follows: for 2002, fiscal year ended September 29, 2002; for 2001, fiscal year ended September 30, 2001; and for fiscal 2000, fiscal year ended October 1, 2000.

Stock Options

There were no common stock options granted to or exercised by the Named Executive Officers during fiscal 2002.

As of September 29, 2002, no Named Executive Officers held "in-the-money" options, which are options whose exercise price was less than the market price of the common stock as of September 29, 2002 ($0.76 per share on The NASDAQ National Market, as of September 27, 2002, the last trading day within the Company's fiscal 2002).

Ms. Milheim held 31,250 exercisable common stock options and 23,750 non-exercisable common stock options as of September 29, 2002. Mr. Volz holds no common stock options, as a result of the April 2, 2002 voluntary forfeiture of his 200,000 common stock options under the 1998 Director Stock Incentive Plan.

Compensation of Directors

Non-employee directors did not receive any cash compensation during fiscal 2002, or in previous years, for either their services as directors or for their services on the various Board committees.

Under the Company's 1998 Director Stock Incentive Plan, each non-employee director who is elected and continues to serve on the Board receives an automatic annual grant of 10,000 common stock options, beginning with the first Annual Shareholder Meeting following their initial election or appointment to the Board. Each of these options has an exercise price per share equal to the closing fair market value of the Company's common stock on the automatic grant date, and has a maximum term of five years. Each option is immediately exercisable for all the 10,000 shares. Since the available pool of options to be granted was only 15,000 as of March 12, 2002, each of Messrs. Farkas, Morrison, and Harris received an option to purchase 5,000 shares of the Company's common stock, following his reelection to the Board by the shareholders of the Company on such date. These options have an exercise price of $1.60. Mr. Kanter did not serve on the Board prior to March 12, 2002, so he was not eligible to receive an automatic grant on such date.

On April 2, 2002, Mr. Volz voluntarily forfeited his 200,000 stock options granted to him in 1998, under the 1998 Director Stock Incentive Plan. Subsequently, on May 20, 2002, the Board authorized amendment of the 1998 Director Stock Incentive Plan to allow one-time special grants of 50,000 common stock options to the non-employee directors, at an exercise price of $1.10, the closing fair market value on that date. Therefore, Messrs. Farkas, Morrison, Harris, and Kanter each received a grant of 50,000 common stock options.

Employment Agreements

The Company currently has no employment agreements with any of its employees. None of the Company's executive officers have employment or severance agreements with the Company.

Compensation Committee Interlocks and Insider Participation

All matters concerning executive compensation in fiscal 2002 were addressed by the full Board of Directors of the Company, including Messrs. Farkas, Volz, Morrison, Harris, and Kanter. Mr. Volz also acts as the Company's President and principal executive officer, and does not participate in compensation matters pertaining to his salary or option grants. While Mr. Volz is eligible, he has never received any option grants under the employees' stock incentive plans.

Report on Executive Compensation

The Board of Directors is principally responsible for executive compensation matters, including but not limited to: review and approval of base salaries, approval of individual bonuses and bonus programs for executive officers, administration of certain employee benefit programs, and review and approval of stock option grants to all employees, including the executive officers of the Company.

Overview

The overall policy of the Board of Directors is to offer the Company's executive officers competitive compensation opportunities, based upon their personal performance, the financial performance of the Company, and their contribution to that performance. Each executive officer's compensation package is generally comprised of three elements: (i) base salary, which is determined on the basis of the individual's position and responsibilities with the Company, the level of the individual's performance, and the financial performance of the Company; (ii) incentive performance awards payable in cash and tied to the achievement of performance goals; and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interest between the executive officers and the Company's shareholders.

Components of Executive Compensation

Several important factors considered in establishing the components of each executive officer's compensation package are summarized below. Additional factors were taken into account to a lesser degree. The Board of Directors may, at its discretion, apply entirely different factors, such as different measures of financial performance, for future fiscal years.

Base Salary. The base salary for each officer is set primarily on the basis of personal performance and internal comparability considerations and, to a lesser extent, on the financial performance of the Company. Because of the Company's financial performance over the past five fiscal years, the base salary levels of the executive officers have not increased significantly above the levels in effect for them for fiscal year 2001.

Cash Incentive Compensation. The Company has no regular established cash incentive compensation program for its executive officers. The Board does review the possibility of cash incentives for executive officers based on the performance of the specific officer and on the financial performance of the Company.

Long-term Stock-Based Incentive Compensation. The Company has two long-term stock-based incentive compensation programs, consisting of the 1996 Stock Incentive Plan and the Logic Devices Incorporated Incentive and Non-Qualified Stock Option Plan (collectively, the Stock Incentive Plans), for which each of the Company's executive officers have been eligible to participate. Under the Stock Incentive Plans, the Board periodically approves grants of common stock options to the executive officers. The grants are designed to align the interest of each executive officer with those of the shareholders, and to provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Generally, each grant allows the officer to acquire shares of the Company's Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years), thus providing a return to the executive officer only if the market price of the shares appreciates over the option term and the officer continues in the Company's employ. The size of the option grant to each executive officer is designed to create a meaningful opportunity for stock ownership and is based upon the executive officer's current position with the Company, internal comparability with option grants made to other Company executives, the current level of ownership in relation to other executive officers, the executive officer's current level of performance, and the executive officer's potential for future responsibility and promotion over the option term. The Board also takes into account the number of vested and unvested options held by the executive officer to maintain an appropriate level of equity incentive for that individual. The Board does not adhere to any specific guidelines as to the relative option holding of the Company's executive officers under the Stock Incentive Plans. The options granted to the Named Executive Officers under the Stock Incentive Plans, for the Company's fiscal years 2000 to 2002 are included in the Summary Compensation Table as Long-term Compensation Awards.

Compensation of the Principal Executive Officer

The Company's President and principal executive officer's base compensation for fiscal 2002 was determined by evaluating the factors discussed above in connection with assessing the overall performance of the President, comparing his base salary to that of other chief executive officers in the semiconductor industry, and evaluating the performance of the Company. The President's base annual compensation for fiscal 2002 was not increased from his base annual compensation in fiscal 2001.

The foregoing Report on Executive Compensation shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filings of the Company pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates the Report on Executive Compensation by reference therein, and shall not be deemed filed under either such Act.

The Board of Directors
Howard L. Farkas
William J. Volz
Albert Morrison Jr.
Fredric J. Harris
Joel S. Kanter

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 9, 2002, certain information concerning the beneficial ownership of Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent, by each director, by each Named Executive Officer, and by Named Executive Officers and directors as a group. The Company believes the beneficial owners named in the table have sole voting and investment power with respect to the shares owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table:

Name and Address of Beneficial Owner	Beneficial Share Ownership (1)	Percentage of Ownership (2)
5% Shareholders:
S.A. Hellerstein, Trustee of the Farkas Trusts (3)	624,305	9.4%
1139 Delaware St. Denver, CO 80204
Chicago Investments, Inc. (4)	550,000	8.3%
934 N. Main St. Sheridan, WY 82801
Dimensional Fund Advisors, Inc. (5)	347,400	5.2%
1299 Ocean Ave., 11th Fl. Santa Monica, CA 90401
Directors:
Howard L. Farkas (6) (7) (9)	295,000	4.5%
6601 E. Progress Ave. Englewood, CO 80111
William J. Volz	598,438	9.0%
395 W. Java Dr. Sunnyvale, CA 94089
Albert Morrison Jr. (6) (7)	95,877	1.5%
1001 Brickell Bay Dr., 9th Fl. Miami, FL 33131
Fredric J. Harris (6) (8)	100,000	1.5%
Electrical and Computer Engineering Department San Diego State University 5500 Companile Dr. San Diego, CA 92182-1309
Joel S. Kanter (6) (10)	50,000	0.8%
8000 Towers Crescent Dr. Vienna, VA 22182
Named Executive Officers:
Kimiko Milheim (11)	35,000	0.5%
395 W. Java Dr. Sunnyvale, CA 94089
All Directors and Named Executive Officers as a group (six persons)	1,174,315	17.7%

(1)

Assumes the exercise of any warrants or options held by such person that are exercisable as of December 9, 2002 or within 60 day s thereafter, but not the exercise of any other person's warrants or options.

(2)	Assumes 6,630,688 shares of common stock outstanding as of December 9, 2002.
(3)	Consists of 15 irrevocable trusts administered by Mr. Hellerstein, an independent trustee, the beneficiaries of which consist of Mr. Farkas and members of his family.

(4)	A Delaware corporation, whose directors and officers include Kanter family members, but exclude Mr. Kanter.
(5)	Based solely on the Schedule 13F filed by Dimensional Fund Advisors, Inc. on October 28, 2002.
(6)

Such beneficial share ownership includes options for common stock obtained from special one-time option grants of 75,000 to Mr. Farkas, and 50,000 to Messrs. Farkas, Morrison, Harris, and Kanter, pursuant to the 1998 Director Stock Incentive Plan. See "Executive Compensation - Compensation of Directors."

(7)

Such beneficial share ownership includes options for 45,000 shares of common stock granted upon reelection to the Board under the 1998 Director Stock Incentive Plan. See "Executive Compensation - Compensation of Directors."

(8)

Such beneficial share ownership includes 25,000 shares of common stock granted to Mr. Harris at the time of his accepted appointment to the Board, and options for 25,000 shares of common stock granted upon reelection to the Board under the 1998 Director Stock Incentive Plan. See "Executive Compensation - Compensation of Directors."

(9)	Mr. Farkas disclaims any beneficial share ownership of the shares held by Mr. Hellerstein, as trustee of the Farkas Trusts.
(10)	Mr. Kanter disclaims any beneficial share ownership of the shares held by Chicago Investments, Inc.
(11)

Such beneficial share ownership reflects the number of shares underlying granted options for common stock that are exercisable as of December 9, 2002, or within 60 days thereafter. Ms. Milheim has also been granted options for an additional 20,000 shares of common stock, which are not exercisable as of December 9, 2002, and will not become exercisable within 60 days thereafter.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of its last fiscal year, the Company has engaged in no transactions or series of similar transactions with any of its officers, directors, or principal shareholders, or, to the knowledge of the Company, with any of their affiliates in which the amount invested exceeded $60,000. Also, no such transactions are currently contemplated.

ITEM 14.    CONTROLS AND PROCEDURES

Based upon an evaluation within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	The following documents are filed as part of this report:
(1)

The Company's Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear at pages 20 to 37 of this report; see Index to Financial Statements at page 19 of this report.

	(2)	The Financial Statement Schedule appears at page 45 of this report; see Index to Financial Statements at page 19 of this report.
	(3)	The Index to Exhibits appears at page 49 of this report.
(B)	Reports on Form 8-K: During the final quarter of fiscal 2002, the Company filed two Current Reports on Form 8-K, which disclosed the following:
		(a)	July 23, 2002 - The Company disclosed the receipt of a NASDAQ Staff Determination letter regarding non-compliance with listing requirements.
		(b)	September 3, 2002 - The Company disclosed the Board's approval of the exemption of Mr. William J. Volz from the definition of an "acquiring person" under the Company's shareholder Rights Agreement.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2002
Allowance for:
Doubtful accounts	$ 20,000	$ -	$ -	$ 20,000
Inventory reserve	$ 1,867,700	$ 337,000	$ 1,867,700	$ 337,000
Sales returns	$ -	$ -	$ -	$ -
2001
Allowance for:
Doubtful accounts	$ 20,000	$ -	$ -	$ 20,000
Inventory reserve	$ 2,436,300	$ 65,500	$ 634,100	$ 1,867,700
Sales returns	$ 32,000	$ (32,000)	$ -	$ -
2000
Allowance for:				7
Doubtful accounts	$ 253,000	$ -	$ 233,500	$ 20,000
Inventory reserve	$ 1,784,200	$ 652,100	$ -	$ 2,436,300
Sales returns	$ 50,000	$ -	$ 18,000	$ 32,000

The Company periodically reviews its inventory for obsolescence and standard costs accuracy. During fiscal 2002 and 2001, the Company used $1,867,700 and $634,100, respectively, of its inventory reserve for direct write-offs of obsolete products and excess overhead absorbed in prior years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 9, 2002	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 9, 2002
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	December 9, 2002
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 9, 2002
/s/ Albert Morrison, Jr. Albert Morrison Jr.	Director	December 9, 2002
/s/ Fredric J. Harris Fredric J. Harris	Director	December 9, 2002
/s/ Joel S. Kanter Joel S. Kanter	Director	December 9, 2002

CERTIFICATIONS

I, William J. Volz, President and Principal Executive Officer of LOGIC Devices Incorporated, certify that:

(1)	I have reviewed this annual report on Form 10-K of the registrant.
(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations, and cash flows for the registrant, as of, and for, the periods presented in this annual report.

(4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

	(b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
	(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, based on our evaluation as of the Evaluation Date:
(5)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
(6)

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could sifnificantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 10, 2002	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

I, Kimiko Milheim, Chief Financial Officer of LOGIC Devices Incorporated, certify that:

(1)	I have reviewed this annual report on Form 10-K of the registrant.
(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations, and cash flows for the registrant, as of, and for, the periods presented in this annual report.

(4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

	(b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
	(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, based on our evaluation as of the Evaluation Date:
(5)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
(6)

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could sifnificantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(1)	I have reviewed this Annual Report on Form 10-K of the Registrant.
(2)

Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

(3)

Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects, the financial condition, results of operations, and cash flows for the Registrant, as of, and for, the periods presented in the Report.

Dated: December 10, 2002	By: /s/ Kimiko Milheim
Kimiko Milheim, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale facilities. [10.1] (2)
10.2	Real Estate lease regarding Registrant's new Sunnyvale facilities.
10.3	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.4	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.5	Rights Agreement, dated April 30, 1997. [1] (4)
10.6	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
23.1	Consent letter of Hood & Strong LLP.
23.2	Consent letter of BDO Seidman, LLP.
99.1	Certifications of Principal Executive Officer and Chief Financial Officer.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2)	Registration Statement on Form S-3, as filed with the SEC on November 21, 1996 [Registration No. 333-16591].
(3)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4)	Registration Statement on Form 8-A, as filed with the SEC on May 5, 1997 [Registration No. 000-17187].
(5)	Annual Report on Form 10-K for the transition period January 1, 1998 to October 3, 1999, as filed with the SEC on January 13, 1999.

EXHIBIT 10.2

STANDARD INDUSTRIAL/COMMERCIAL MULTI-TENANT LEASE - NET

AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION

1. Basic Provisions ("Basic Provisions").

1.1 Parties: This Lease ("Lease"), dated for reference purposes only July 8, 2002, is made by and between Star One Credit Union, a California Credit Union ("Lessor" or "Landlord") and Logic Devices, Inc., a California corporation ("Lessee" or "Tenant"), (collectively the "Parties", or individually a "Party").

1.2(a) Premises: That certain portion of the Project (as defined below), including all improvements therein or to be provided by Lessor under the terms of this Lease, commonly known by the street address of 395 Java Drive, located in the City of Sunnyvale, County of Santa Clara, State of California, with zip code 94089, as outlined on Exhibit A attached hereto ("Premises") and generally described as (describe briefly the nature of the Premises): A portion of a larger freestanding single story building and associated improvements consisting of approximately 15,355 square feet. In addition to Lessee's rights to use and occupy the Premises as hereinafter specified, Lessee shall have non-exclusive rights to the Common Areas (as defined in Paragraph 2.7 below) as hereinafter specified, but shall not have any rights to the roof, exterior walls or utility raceways of the building containing the Premises ("Building") or to any other buildings in the Project. The Premises, the Building, the Common Areas, the land upon which they are located, along with all other buildings and improvements thereon, are herein collectively referred to as the "Project." (See also Paragraph 2)

1.2(b) Parking: 61 unreserved vehicle parking spaces ("Unreserved Parking Spaces"); and N/A reserved vehicle parking spaces ("Reserved Parking Spaces"). (See also Paragraph 2.6) The number of Lessee's Unreserved Parking Spaces shall be reduced upon completion of Lessor's construction of the fenced in area at the rear of the Premises as requested by Lessee, as reasonably determined by Lessor and Lessee. The Unreserved Parking Spaces allocated to Lessee shall be located at the end of the Building in which the Premises are located, as depicted in Exhibit B attached hereto and incorporated herein by reference.

1.3 Term: Five (5) years and 0 months ("Original Term") commencing October 1, 2002 ("Commencement Date") and ending September 30, 2007 ("Expiration Date"). (See also Paragraph 3)

1.4 Early Possession: Upon substantial completion * ("Early Possession Date"). *of TI work, Lessee shall be allowed access to the Premises for Lessee's installation of phones, furnishings, and other fixturing. (See also Paragraphs 3.2 and 3.3)

1.5 Base Rent: $16,890.50 per month ("Base Rent"), payable on the First (1st) day of each month commencing two months following the Commencement Date (see attached rental schedule) . (See also Paragraph 4)

X - If this box is checked, there are provisions in this Lease for the Base Rent to be adjusted.
1.6 Lessee's Share of Common Area Operating Expenses: Forty Seven & Eighty* percent (47.87%) ("Lessee's Share"). * Seven Hundredths
1.7 Base Rent and Other Monies Paid Upon Execution:
(a) Base Rent: $16,890.50 for the third month of the Original Term.
(b) Common Area Operating Expenses: $To Be Determined for the period December 1, 2002 to December 31, 2002 to be billed later.
(c) Security Deposit: $19,040.20 ("Security Deposit"). (See also Paragraph 5)
(d) Other: $N/A for.
(e) Total Due Upon Execution of this Lease: $35,930.70.
1.8 Agreed Use: General office, R&D and other related legal uses of the premises in conformity with municipal zoning requirements of the City of Sunnyvale . (See also Paragraph 6)
1.9 Insuring Party. Lessor is the "Insuring Party". (See also Paragraph 8)
1.10 Real Estate Brokers: (See also Paragraph 15)
(a) Representation: The following real estate brokers (the "Brokers") and brokerage relationships exist in this transaction (check applicable boxes):
X - Colliers International represents Lessor exclusively ("Lessor's Broker");

X - Cornish & Carey represents Lessee exclusively ("Lessee's Broker"); or
(b) Payment to Brokers: Upon execution and delivery of this Lease by both Parties, Lessor shall pay to the Brokers the brokerage fee agreed to in a separate written agreement.
1.11 Guarantor. The obligations of the Lessee under this Lease are to be guaranteed by N/A ("Guarantor"). (See also Paragraph 37)

1.12 Addenda and Exhibits. Attached hereto is an Addendum or Addenda consisting of Paragraphs 1 through 8 and Exhibit A (floorplan with Tenant Improvements), all of which constitute a part of this Lease.

2. Premises.

2.1 Letting. Lessor hereby leases to Lessee, and Lessee hereby leases from Lessor, the Premises, for the term, at the rental, and upon all of the terms, covenants and conditions set forth in this Lease. Unless otherwise provided herein, any statement of size set forth in this Lease, or that may have been used in calculating Rent, is an approximation which the Parties agree is reasonable and any payments based thereon are not subject to revision whether or not the actual size is more or less.

2.2 Condition. Lessor shall deliver the Premises and building systems "as is" in good working condition, including the roof in water tight condition, mechanical, electrical, and plumbing systems. Lessor will transfer to the Lessee, to the extent possible and in Lessor's possession, any warranties or service contracts on systems in the Premises that the Lessee is responsible to maintain during the tem of the Lease. Lessee shall have forty-five (45) days from the Commencement Date to notify Lessor of any system needing repair and Lessor shall complete said repairs at Lessor's expense. If Lessee does not give Lessor written notice of a non-compliance within the provisions of this Paragraph 2.2, within said forty-five (45) days, then Lessor shall have no further obligation under this Paragraph 2.2 to complete such repairs (however, nothing stated herein shall excuse any of Lessor's other obligations under the Lease, as the same may be modified or amended).

2.3 Compliance. Lessor does notwarrant that the improvements on the Premises and the Common Areas comply with the building codes that were in effect at the time that each such improvement, or portion thereof, was constructed, and also with all applicable laws, covenants or restrictions of record, regulations, and ordinances in effect on the Commencement Date ("Applicable Requirements"). IF the Project, Building, Premises and/or the Common Areas, or any portion thereof, are not in compliance with all Applicable Requirements (including, without limitation, the Americans With Disabilities Act and Title 24) as of the Commencement Date, then, promptly following receipt of notice of such non-compliance, Lessor shall, at no cost to Lessee (and without passing through to Lessee any such costs as a Common Area Operating Expense or otherwise), promptly take all action necessary to bring the area or improvement into compliance. NOTE: Lessee is responsible for determining whether or not the Applicable Requirements, and especially the zoning, are appropriate for Lessee's intended use, and acknowledges that past uses of the Premises may no longer be allowed. If the Applicable Requirements are hereafter changed following the Commencement Date so as to require during the term of this Lease the construction of an addition to or an alteration of the Premises and/or Building, , or the reinforcement or other physical modification of the Premises and/or Building ("Capital Expenditure"), Lessor and Lessee shall allocate the cost of such work as follows:

(a) Subject to Paragraph 2.3(c) below, if such Capital Expenditures are required as a result of the specific and unique use of the Premises by Lessee as compared with uses by tenants in general, Lessee shall be fully responsible for the cost thereof, provided, however that if such Capital Expenditure is required during the last six monthsof this Lease and the cost thereof exceeds 2 months' Base Rent, Lessee may instead terminate this Lease unless Lessor notifies Lessee, in writing, within 10 days after receipt of Lessee's termination notice that Lessor has elected to pay the difference between the actual cost thereof and the amount equal to 2 months' Base Rent. If Lessee elects termination, Lessee shall immediately cease the use of the Premises which requires such Capital Expenditure and deliver to Lessor written notice specifying a termination date at least 90 days thereafter. Such termination date shall, however, in no event be earlier than the last day that Lessee could legally utilize the Premises without commencing such Capital Expenditure.

(b) Subject to Paragraph 2.3(c) below, if such Capital Expenditure is not required as a result of the specific and unique use of the Premises by Lessee (such as, governmentally mandated seismic modification), then such Capital Expenditure shall be amortized over the useful life of such structural or capital improvement, alteration or addition (with interest thereon at the then market rate of interest at which Lessor could borrow funds for the purpose of constructing such structural or capital improvements) and Lessee's Share (as defined in Paragraph 1.6 of the Lease) of such amortized cost shall be paid by Lessee each month with the Base Rent to be paid by Lessee, commencing on the date such structural or capital improvement is completed by Lessor until the earlier of (x) the expiration of the Term, or (y) the expiration of the useful life of such structural or capital improvement, alteration or addition. The preceding to the contrary notwithstanding, if the monthly amortized cost (including interest) of any structural or capital improvement(s) referred to in the immediately preceding sentence exceeds $0.15 per square foot of the Premises per month, then Lessee shall have the right to terminate the Lease, as amended, by giving written notice to Lessor unless Lessor notifies Lessee, in writing, within ten (10) days after receipt of Lessee's termination notice that Lessor has elected to pay the difference between the monthly amortized cost (including interest) of such structural or capital improvement(s) and the amount of $0.15 per square foot of the Premises per month. If Lessee elects to terminate this Lease as provided above, then Lessee shall immediately cease the use of the Premises and deliver to Lessor written notice specifying the termination date at least 90 days thereafter.

(c) Notwithstanding the above, the provisions concerning Capital Expenditures are intended to apply only to non-voluntary, unexpected, and new Applicable Requirements. If the Capital Expenditures are instead triggered by Lessee as a result of an actual or proposed change in use, change in intensity of use, or modification to the Premises then, and in that event, Lessee shall be fully responsible for the cost thereof, and Lessee shall not have any right to terminate this Lease.

2.4 Acknowledgements. Lessee acknowledges that: (a) it has been advised by Lessor and/or Brokers to satisfy itself with respect to the condition of the Premises (including but not limited to the electrical, HVAC and fire sprinkler systems, security, environmental aspects, and compliance with Applicable Requirements and the Americans with Disabilities Act), and their suitability for Lessee's intended use, (b) Lessee has made such investigation as it deems necessary with reference to such matters, and (c) neither Lessor, Lessor's agents, nor Brokers have made any oral or written representations or warranties with respect to said matters other than as set forth in this Lease. In addition, Lessor acknowledges that: (i) Brokers have made no representations, promises or warranties concerning Lessee's ability to honor the Lease or suitability to occupy the Premises, and (ii) it is Lessor's sole responsibility to investigate the financial capability and/or suitability of all proposed tenants.

2.6 Vehicle Parking. Lessee shall be entitled to use the number of Unreserved Parking Spaces and Reserved Parking Spaces specified in Paragraph 1.2(b) on those portions of the Common Areas designated from time to time by Lessor for parking. Lessee shall not use more parking spaces than said number. Said parking spaces shall be used for parking by vehicles no larger than full-size passenger automobiles or pick-up trucks, herein called "Permitted Size Vehicles." Lessor may regulate the loading and unloading of vehicles by adopting Rules and Regulations as provided in Paragraph 2.9. No vehicles other than Permitted Size Vehicles may be parked in the Common Area without the prior written permission of Lessor.

(a) Lessee shall not permit or allow any vehicles that belong to or are controlled by Lessee or Lessee's employees, suppliers, shippers, customers, contractors or invitees to be loaded, unloaded, or parked in areas other than those designated by Lessor for such activities.

(b) Lessee shall not service or store any vehicles in the Common Areas.

(c) If Lessee permits or allows any of the prohibited activities described in this Paragraph 2.6, then Lessor shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove or tow away the vehicle involved and charge the cost to Lessee, which cost shall be immediately payable upon demand by Lessor.

2.7 Common Areas - Definition. The term "Common Areas" is defined as all areas and facilities outside the Premises and within the exterior boundary line of the Project and interior utility raceways and installations within the Unit that are provided and designated by the Lessor from time to time for the general non-exclusive use of Lessor, Lessee and other tenants of the Project and their respective employees, suppliers, shippers, customers, contractors and invitees, including parking areas, loading and unloading areas, trash areas, roadways, walkways, driveways and landscaped areas.

2.8 Common Areas - Lessee's Rights. Lessor grants to Lessee, for the benefit of Lessee and its employees, suppliers, shippers, contractors, customers and invitees, during the term of this Lease, the non-exclusive right to use, in common with others entitled to such use, the Common Areas as they exist from time to time, subject to any rights, powers, and privileges reserved by Lessor under the terms hereof or under the terms of any rules and regulations or restrictions governing the use of the Project. Under no circumstances shall the right herein granted to use the Common Areas be deemed to include the right to store any property, temporarily or permanently, in the Common Areas. Any such storage shall be permitted only by the prior written consent of Lessor or Lessor's designated agent, which consent may be revoked at any time. In the event that any unauthorized storage shall occur then Lessor shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove the property and charge the cost to Lessee, which cost shall be immediately payable upon demand by Lessor.

2.9 Common Areas - Rules and Regulations. Lessor or such other person(s) as Lessor may appoint shall have the exclusive control and management of the Common Areas and shall have the right, from time to time, to establish, modify, amend and enforce reasonable rules and regulations ("Rules and Regulations") for the management, safety, care, and cleanliness of the grounds, the parking and unloading of vehicles and the preservation of good order, as well as for the convenience of other occupants or tenants of the Building and the Project and their invitees. Lessee agrees to abide by and conform to all such Rules and Regulations, and to cause its employees, suppliers, shippers, customers, contractors and invitees to so abide and conform. Lessor shall not be responsible to Lessee for the non-compliance with said Rules and Regulations by other tenants of the Project.

2.10 Common Areas - Changes. Lessor shall have the right, in Lessor's sole discretion, from time to time:

(a) To make changes to the Common Areas, including, without limitation, changes in the location, size, shape and number of driveways, entrances, parking spaces, parking areas, loading and unloading areas, ingress, egress, direction of traffic, landscaped areas, walkways and utility raceways;

(b) To close temporarily any of the Common Areas for maintenance purposes so long as reasonable access to the Premises remains available;
(c) To designate other land outside the boundaries of the Project to be a part of the Common Areas;
(d) To add additional buildings and improvements to the Common Areas;
(e) To use the Common Areas while engaged in making additional improvements, repairs or alterations to the Project, or any portion thereof; and

(f) To do and perform such other acts and make such other changes in, to or with respect to the Common Areas and Project as Lessor may, in the exercise of sound business judgment, deem to be appropriate.

Lessor shall not make any of the changes or undertake any of the actions described in Paragraph 2.10(a) through (f) if the same would (i) impair Lessee's access to the Premises, (ii) reduce the number of Unreserved Parking Spaces available to Lessee and its agents, employees, guests and invitees for their use, (iii) reduce the number of total parking spaces within the Project to a number less than that required by local parking ordinances, or (iv) interfere with Lessee's use or occupancy of the Premsises.

3. Term.
3.1 Term. The Commencement Date, Expiration Date and Original Term of this Lease are as specified in Paragraph 1.3, except as otherwise provided in the Lease.

3.2 Early Possession. Early possession shall be for the purposes described in Section 1.4 above only, and the obligation to pay Base Rent, Common Area Operating Expenses, or any other costs or expenses of Lessor associated with the operation, maintenance, repair or ownership of the Project or any portion thereof, shall be abated for the period of such early possession. Early Possession of the Premises by Lessee or any of its agents, employees, contractors, consultants or other authorized representatives for purposes of installing telephones, computers, telecommunication systems, furnishings and other fixturing shall not constitute conducting Lessee's business in the Premises for purposes of determining the Commencement Date. Any such early possession shall not affect the Expiration Date.

3.3 Delay In Possession. Lessor agrees to use its best commercially reasonable efforts to deliver possession of the Premises to Lessee by the Commencement Date. If, despite said efforts, Lessor is unable to deliver possession as agreed, Lessor shall not be subject to any liability therefor, nor shall such failure affect the validity of this Lease. Further, if the Tenant Improvements described in Exhibit A to the Lease are not completed by Lessor by October 1, 2002, then Lessee shall be entitled to 1 day of free Rent for each day following October 1, 2002, until such Tenant Improvements are completed, and such free Rent shall apply to the period commencing on the third month of the Term (as the Rent payable during the first two months' of the Term are already free). Lessee shall not, however, be obligated to pay Rent or perform its other obligations until it receives possession of the Premises. If possession is not delivered within 60 days after the Commencement Date, Lessee may, at its option, by notice in writing prior to the date possession of the Premises is delivered to Lessee, cancel this Lease, in which event the Parties shall be discharged from all obligations hereunder. If such written notice is not received by Lessor prior to the date possession of the Premises is delivered to Lessee, Lessee's right to cancel shall terminate. Except as otherwise provided, if possession is not tendered to Lessee by the October 1, 2002 and Lessee does not terminate this Lease, as aforesaid, the Original Term shall run from the date of delivery of possession and continue for a period equal to what Lessee would otherwise have enjoyed under the terms hereof, but minus any days of delay caused by the acts or omissions of Lessee.

3.4 Lessee Compliance. Lessor shall not be required to tender possession of the Premises to Lessee until Lessee complies with its obligation to provide evidence of insurance (Paragraph 8.5).

3.5 Possession Defined. Possession of the Premises shall not be deemed tendered or delivered to Lessee for purposes of Paragraph 3.3 of the Lease, and the Original Term of the Lease shall no commence, until the earlier of (1)(i) the Tenant Improvements described in Exhibit A to the Lease required to be constructed or installed by Lessor, at Lessor's sole cost, have been completed, (ii) Lessee has completed a walk-through of the Premises and identified all defective and/or incomplete items, and Lessor has repaired or completed all items to the extent they would interfere with Lessee's use and occupancy of the Premises, and (iii) a certificate of occupancy or its equivalent has veen issued by the governmental agency having jurisdiction over the build out of the Tenant Improvements described in Exhibit A to the Lease, or (2) Lessee takes occupancy of the Premises and commences operation of its business therein; provided, however, in no event shall the Original Term commence or the Commencement Date be prior to October 1, 2002. Promptly following the execution of the Lease, and Lessor's receipt of all permits and approvals needed to construct or install the Tenant Improvements described in Exhibit A attached to the Lease, Lessor shall cause its general contractor, who shall be licensed in California, to commence and complete the Tenant Improvements described in Exhibit A attached to the Lease. Lessor shall exercise its best efforts to cause the Tenant Improvements described in Exhibit A to the Lease to be completed prior to October 1, 2002. Lessor shall cause the Tenant Improvements to be completed in accordance with all Applicable Requirements. Lessor shall assign to Lessee all warranties and guaranties received by Lessor in connection with the Tenant Improvements described in Exhibit A to the Lease and Lessor also hereby warrants the Tenant Improvements described in Exhibit A to the Lease against defects in workmanship and/or materials for a period of one (1) year following the completion of such Tenant Improvements.

4. Rent.
4.1 Rent Defined. All monetary obligations of Lessee to Lessor under the terms of this Lease (except for the Security Deposit) are deemed to be rent ("Rent").

4.2 Common Area Operating Expenses. Lessee shall pay to Lessor during the term hereof, in addition to the Base Rent, Lessee's Share (as specified in Paragraph 1.6) of all Common Area Operating Expenses, as hereinafter defined, during each calendar year of the term of this Lease, in accordance with the following provisions:

(a) "Common Area Operating Expenses" are defined, for purposes of this Lease, as all costs reasonably incurred by Lessor relating to the operation of the Project, including, but not limited to, the following:

(i) The operation, repair and maintenance, in neat, clean, good order and condition of the following:

(aa) The Common Areas and Common Area improvements, including parking areas, loading and unloading areas, trash areas, roadways, parkways, walkways, driveways, landscaped areas, bumpers, irrigation systems, Common Area lighting facilities, fences and gates, elevators, HVAC, roofs, and roof drainage systems.

(bb) Exterior signs and any tenant directories.
(cc) Any fire detection and/or sprinkler systems.
(ii) The cost of water, gas, electricity and telephone to service the Common Areas and any utilities not separately metered.
(iii) Trash disposal, pest control services, property management (not to exceed 1% of the Base Rent payable by Lessee), and security services.

(v) Real Property Taxes (as defined in Paragraph 10). Not including, however, interest on taxes and penalties resulting from Lessor's failure to timely pay taxes; any taxes which are essentially payments to a governmental agency for the right to make improvements to the Project or the Buliding, or portion thereof; any additional costs which would result if, by law, any taxes or assessments may be paid in installments at the option of the taxpayer and Lessor elects not to pay taxes and assessments in such installments.

(vi) The cost of the premiums for the insurance maintained by Lessor pursuant to Paragraph 8. Not including, however, premiums for earthquake insurance in excess of $10,000 per year.
(vii) Any deductible portion of an insured loss concerning the Building or the Common Areas. Not including, however, any deductible in excess of $10,000 in any lease year.

(viii) The reasonable cost incurred by Lessor in constructing or installing any capital or structural improvements to the Project, or applicable portion thereof, to (1) comply with any law(s) enacted after the Commencement Date or (2) to reduce the amount of the Common Area Operating Expense (but then only to the extent of the savings in such Common Area Operating Expense); provided, however, such capital or structural improvement costs shall be amortized over the useful life of such improvement (with interest thereon at the then market rate of interest at which Lessor could borrow funds for the purpose of constructing such structural or capital improvements) and Lessee's Share (as defined in Paragraph 1.6 of the Lease) of such amortized cost shall be paid by Lessee each month with the Base Rent to be paid by Lessee, commencing on the date such structural or capital improvement is completed by Lessor until the earlier of (x) the expiration of the Term, or (y) the expiration of the useful life of such structural or capital improvement.

(ix) Any other services to be provided by Lessor that are stated elsewhere in this Lease to be a Common Area Operating Expense.

(b) Any Common Area Operating Expenses and Real Property Taxes that are specifically attributable to the Unit, the Building or to any other building in the Project or to the operation, repair and maintenance thereof, shall be allocated entirely to such Unit, Building, or other building. However, any Common Area Operating Expenses and Real Property Taxes that are not specifically attributable to the Building or to any other building or to the operation, repair and maintenance thereof, shall be equitably allocated by Lessor to all buildings in the Project.

(c) The inclusion of the improvements, facilities and services set forth in Subparagraph 4.2(a) shall not be deemed to impose an obligation upon Lessor to either have said improvements or facilities or to provide those services unless the Project already has the same, Lessor already provides the services, or Lessor has agreed elsewhere in this Lease to provide the same or some of them.

(d) Lessee's Share of Common Area Operating Expenses shall be payable by Lessee within 30 days after a reasonably detailed statement of actual expenses is presented to Lessee. At Lessor's option, however, an amount may be estimated by Lessor from time to time of Lessee's Share of annual Common Area Operating Expenses and the same shall be payable monthly or quarterly, as Lessor shall designate, during each 12 month period of the Lease term, on the same day as the Base Rent is due hereunder. Lessor shall deliver to Lessee within 60 days after the expiration of each calendar year a reasonably detailed statement showing Lessee's Share of the actual Common Area Operating Expenses incurred during the preceding year. If Lessee's payments under this Paragraph 4.2(d) during the preceding year exceed Lessee's Share as indicated on such statement, Lessor shall credit the amount of such over-payment against Lessee's Share of Common Area Operating Expenses next becoming due. If Lessee's payments under this Paragraph 4.2(d) during the preceding year were less than Lessee's Share as indicated on such statement, Lessee shall pay to Lessor the amount of the deficiency within 30 days after delivery by Lessor to Lessee of the statement.

(e) Lessee or its authorized representatives shall have the right from time to time, but not more often than once each year, to inspect the books and records of Lessor during the business hours of Lessor at Lessor's office for the purpose of verifying the Common Area Operating Expenses and/or the information contained in the annual reconciliation statement. If Lessor has overcharged Lessee for Lessee's Share of Common Area Operating Expenses by more than four percent (4%) of the amount that Lessee is obligated to pay pursuant to the terms of the Lease, as amended, then Lessor shall pay to Lessee, in addition to the excess charges, within thirty (30) days following receipt of an invoice or statement, an amount equal to the costs incurred by Lessee or its auditors in reviewing or auditing Lessor's books and records.

(f) Notwithstanding anything to the contrary In the definition of "Common Area Operating Expenses" as set forth in Paragraph 4.2(a) of the Lease, Common Area Operating Expenses shall be defined so as to exclude the following:

(i) Any ground lease rental;

(ii) Costs incurred by Lessor with respect to goods and services (Including utilities sold and supplied to tenants and occupants of the Building) to the extent that Lessor is entitled to reimbursement for such costs other than through the Common Area Operating Expense pass-through provisions of such tenant leases;

(iii) Costs incurred by Lessor for repairs, replacements and/or restoration to or of the Project, Building or Common Area to the extent that Lessor is reimbursed by insurance of condemnation proceeds or by tenants, warrantors or other third persons;

(iv) Costs, including costs of plans, construction, permit, Iicense and inspection costs, incurred with respect to the installation of tenant improvements made for other tenants in the Project or Building or incurred in renovating or otherwise improving, decorating, painting or redecorating vacant space for tenants or other occupants of the Project or Building;

(v) Attorneys' fees and other costs and expenses Incurred In connection with negotiations or disputes with present or prospective tenants or other occupants of the Project or Building;

(vi) Costs of a capital nature, including, without limitation, capital improvements, capital replacements, capital repairs, capital equipment and capital tools, all as determined in accordance with generally accepted accounting principles, consistently applied: provided, however, that the following costs (amortized over the useful life of the improvement together with interest) of the following capital improvements shall be included in the definition of Common Area Operating Expenses: (i) capital improvements made to comply with any law enacted after the Commencement Date: and (ii) any other capital improvements which reduce Common Area Operating Expenses, but limited to the amount of Common Area Operating Expenses reduced thereby;

(vii) Brokerage commissions, tenant incentives, finders' fees, attorneys' fees, advertising expenses, entertainment and travel expenses and other costs incurred by Lessor in leasing or attempting to lease space in the Project or Building;

(viii) Interest on debt or amortization on any mortgage or mortgages encumbering the Project, the Building or Common Area;
(ix) Landlord's general corporate overhead;

(x) Subject to the provision set forth in Subparagraph (vi) above, rental payments incurred in leasing air conditioning systems, elevators or other equipment ordinarily considered to be of a capital nature, except operating/maintenance equipment not affixed to the Building or Common Areas which is used in providing janitorial services;

(xi) Costs of sculptures, paintings and objects of art for the Project, Building and/or Common Areas;
(xii) Advertising expenditures;
(xiii) Taxes and assessments attributable to the property of other tenants of the Project or Building;
(xiv) Costs incurred to correct any defect in the original construction of the Project, Building or Common Areas and/or any defect existing as of the Commencement Date of the Lease;
(xv) Repairs, alterations, additions, improvements or replacements made to rectify or correct any defect in the design, materials or workmanship of the Project, Building or Common Area;
(xvi) Repairs or replacements covered by warranties or guaranties to the extent of service or payment thereunder;

(xvii) Damage and repairs of a capital nature to the Common Areas attributable to condemnation, fire or other casualty, and damage and repairs of a non-capital nature to the Common Areas attributable to condemnation, fire or other casualty to the extent of awards or insurance proceeds received by Lessor;

(xviii) Damage and repairs necessitated by the negligence or willful misconduct of Lessor or any of Lessor's employees, contractors or agents;

(xix) Executive salaries or salaries of service personnel (including the Building superintendent) to the extent that such service-personnel perform services other than in connection with the management, operation, repair or maintenance of the Project, Building or Common Areas, and salaries, wages and benefits of any of Lessor's employees above the level of building manager;

(xx) Accountants' fees and other expenses associated with the enforcement of any leases or defense of Lessor's title to or interest in the Project, the Building or any part thereof;

(xxi) Costs incurred with respect to the repair and maintenance of the Project, Building or Common Area due to (1) violation by Lessor of the terms and conditions of any provision of this Lease or any other lease in the Project or Building, or (2) violation by any other tenant in the Project or Building of the terms and conditions of any lease of space in the Project or Building to the extent of recovery of such costs from such violating parties or from third parties; or (3) violation by Lessor or any of its agents, employees, contractors or other representatives of any governmental rule or authority;

(xxii) Services, installations, or benefits furnished to some tenants which are not furnished to Lessee or quantities of such services furnished to some tenants which are also furnished to Lessee but are furnished to other tenants in an amount materially in excess of that which would represent a fair proportion of such services;

(xxiii) Any other expense which would not be considered a normal Common Area Operating Expense under generally accepted accounting principles. Lessor shall not collect in excess of one hundred percent (100%) of all Common Area Operating Expenses.

4.3 Payment. Lessee shall cause payment of Rent to be received by Lessor in lawful money of the United States, without offset or deduction (except as specifically permitted in this Lease), on or before the day on which it is due. Rent for any period during the term hereof which is for less than one full calendar month shall be prorated based upon the actual number of days of said month. Payment of Rent shall be made to Lessor at its address stated herein or to such other persons or place as Lessor may from time to time designate in writing. Acceptance of a payment which is less than the amount then due shall not be a waiver of Lessor's rights to the balance of such Rent, regardless of Lessor's endorsement of any check so stating. In the event that any check, draft, or other instrument of payment given by Lessee to Lessor is dishonored for any reason, Lessee agrees to pay to Lessor the sum of $25 in addition to any late charges which may be due.

5. Security Deposit. Lessee shall deposit with Lessor upon execution hereof the Security Deposit as security for Lessee's faithful performance of its obligations under this Lease. If Lessee fails to pay Rent, or otherwise Defaults under this Lease, Lessor may use, apply or retain all or any portion of said Security Deposit for the payment of any amount due Lessor or to reimburse or compensate Lessor for any liability, expense, loss or damage which Lessor may suffer or incur by reason thereof. If Lessor uses or applies all or any portion of the Security Deposit, Lessee shall within 10 days after written request therefor deposit monies with Lessor sufficient to restore said Security Deposit to the full amount required by this Lease. Lessor shall not be required to keep the Security Deposit separate from its general accounts. Within 14 days after the expiration or termination of this Lease, if Lessor elects to apply the Security Deposit only to unpaid Rent, and otherwise within 30 days after the Premises have been vacated pursuant to Paragraph 7.4(c) below, Lessor shall return that portion of the Security Deposit not used or applied by Lessor. No part of the Security Deposit shall be considered to be held in trust, to bear interest or to be prepayment for any monies to be paid by Lessee under this Lease.

6. Use.

6.1 Use. Lessee shall use and occupy the Premises only for the Agreed Use, or any other legal use which is reasonably comparable thereto, and for no other purpose. Lessee shall not use or permit the use of the Premises in a manner that is unlawful, creates damage, waste or a nuisance, or that unreasonably disturbs occupants or that causes damage to neighboring premises or properties. Lessor shall not unreasonably withhold or delay its consent to any written request for a modification of the Agreed Use, so long as the same will not impair the structural integrity of the improvements on the Premises or the mechanical or electrical systems therein, and/or is not significantly more burdensome to the Premises. If Lessor elects to withhold consent, Lessor shall within 7 days after such request give written notification of same, which notice shall include an explanation of Lessor's objections to the change in the Agreed Use.

6.2 Hazardous Substances.

(a) Reportable Uses Require Consent. The term "Hazardous Substance" as used in this Lease shall mean any product, substance, or waste whose presence, use, manufacture, disposal, transportation, or release, either by itself or in combination with other materials expected to be on the Premises, is either: (i) potentially injurious to the public health, safety or welfare, the environment or the Premises, (ii) regulated or monitored by any governmental authority, or (iii) a basis for potential liability of Lessor to any governmental agency or third party under any applicable statute or common law theory. Hazardous Substances shall include, but not be limited to, hydrocarbons, petroleum, gasoline, and/or crude oil or any products, by-products or fractions thereof. Lessee shall not engage in any activity in or on the Premises which constitutes a Reportable Use of Hazardous Substances without the express prior written consent of Lessor and timely compliance (at Lessee's expense) with all Applicable Requirements. "Reportable Use" shall mean (i) the installation or use of any above or below ground storage tank, (ii) the generation, possession, storage, use, transportation, or disposal of a Hazardous Substance that requires a permit from, or with respect to which a report, notice, registration or business plan is required to be filed with, any governmental authority, and/or (iii) the presence at the Premises of a Hazardous Substance with respect to which any Applicable Requirements requires that a notice be given to persons entering or occupying the Premises or neighboring properties. Notwithstanding the foregoing, Lessee may use any ordinary and customary materials reasonably required to be used in the normal course of the Agreed Use, so long as such use is in compliance with all Applicable Requirements, is not a Reportable Use, and does not expose the Premises or neighboring property to any meaningful risk of contamination or damage or expose Lessor to any liability therefor. In addition, Lessor may condition its consent to any Reportable Use upon receiving such additional assurances as Lessor reasonably deems necessary to protect itself, the public, the Premises and/or the environment against damage, contamination, injury and/or liability, including, but not limited to, the installation (and removal on or before Lease expiration or termination) of protective modifications (such as concrete encasements) and/or increasing the Security Deposit.

(b) Duty to Inform Lessor. If Lessee knows, or has reasonable cause to believe, that a Hazardous Substance has come to be located in, on, under or about the Premises, other than as previously consented to by Lessor, Lessee shall immediately give written notice of such fact to Lessor, and provide Lessor with a copy of any report, notice, claim or other documentation which it has concerning the presence of such Hazardous Substance.

(c) Lessee Remediation. Lessee shall not cause or permit any Hazardous Substance to be spilled or released in, on, under, or about the Premises (including through the plumbing or sanitary sewer system) and shall promptly, at Lessee's expense, take all investigatory and/or remedial action reasonably recommended, whether or not formally ordered or required, for the cleanup of any contamination of, and for the maintenance, security and/or monitoring of the Premises or neighboring properties, that was caused or materially contributed to by Lessee, or pertaining to or involving any Hazardous Substance brought onto the Premises during the term of this Lease, by or for Lessee, or any of Lessee's agents or employees. Lessor hereby acknowledges and agrees that, anything in the Lease to the contrary notwithstanding, Lessee shall not be obligated to clean up, remediate or monitor, or contribute to the cost of cleaning up, remediating or monitoring, any Hazardous Substances existing on, in or under the Project, the Building or the Common Areas, or any portion thereof, as of the Commencement Date of the Lease and/or caused by or contributed to by any person or entity other than Lessee or any of its agents or employees.

(d) Lessee Indemnification. Lessee shall indemnify, defend and hold Lessor, its agents, employees, lenders and ground lessor, if any, harmless from and against any and all loss of rents and/or damages, liabilities, judgments, claims, expenses, penalties, and attorneys' and consultants' fees arising out of or involving any Hazardous Substance brought onto the Premises by or for Lessee, or any of Lessee's agents or employees (provided, however, that Lessee shall have no liability under this Lease with respect to underground migration of any Hazardous Substance under the Premises from areas outside of the Project). Lessee's obligations shall include, but not be limited to, the effects of any contamination or injury to person, property or the environment created or suffered by Lessee, and the cost of investigation, removal, remediation, restoration and/or abatement, and shall survive the expiration or termination of this Lease. No termination, cancellation or release agreement entered into by Lessor and Lessee shall release Lessee from its obligations under this Lease with respect to Hazardous Substances, unless specifically so agreed by Lessor in writing at the time of such agreement.

(e) Lessor Indemnification. Lessor and its successors and assigns shall indemnify, defend, reimburse and hold Lessee, its employees and lenders, harmless from and against any and all environmental damages, including the cost of remediation, which existed as a result of Hazardous Substances on the Premises prior to the Commencement Date (or the date Lessee occupies the Premises, if earlier) or which are caused by Lessor, its agents or employees. Lessor's obligations, as and when required by the Applicable Requirements, shall include, but not be limited to, the cost of investigation, removal, remediation, restoration and/or abatement, and shall survive the expiration or termination of this Lease.

(f) Investigations and Remediations. Lessor shall retain the responsibility and pay (at no cost to Lessee) for any investigations or remediation measures required by governmental entities having jurisdiction with respect to the existence of Hazardous Substances on the Premises prior to the Commencement Date (or the date Lessee occupies the Premises, if earlier), unless such remediation measure is required as a result of Lessee's use (including "Alterations", as defined in paragraph 7.3(a) below) of the Premises, in which event Lessee shall be responsible for such payment. Lessee shall reasonably cooperate at no cost to Lessee in any such activities at the request of Lessor, including allowing Lessor and Lessor's agents to have reasonable access to the Premises at reasonable times in order to carry out Lessor's investigative and remedial responsibilities.

6.3 Lessee's Compliance with Applicable Requirements. Except as otherwise provided in this Lease, Lessee shall, at Lessee's sole expense, fully, diligently and in a timely manner, materially comply with all Applicable Requirements pertaining to Lessee's specific and distinct manner of use of the Premises or any Alterations to the Premises made by Lessee, and the requirements of any applicable fire insurance underwriter or rating bureau, without regard to whether said requirements are now in effect or become effective after the Start Date. Lessee shall, within 10 days after receipt of Lessor's written request, provide Lessor with copies of all permits and other documents, and other information evidencing Lessee's compliance with any Applicable Requirements specified by Lessor, and shall immediately upon receipt, notify Lessor in writing (with copies of any documents involved) of any threatened or actual claim, notice, citation, warning, complaint or report pertaining to or involving the failure of Lessee or the Premises to comply with any Applicable Requirements.

6.4 Inspection; Compliance. Lessor and Lessor's "Lender" (as defined in Paragraph 30) and consultants shall have the right to enter into Premises at any time, in the case of an emergency, and otherwise at reasonable times and upon reasonable and advance notice, for the purpose of inspecting the condition of the Premises and for verifying compliance by Lessee with this Lease. The cost of any such inspections shall be paid by Lessor, unless a violation of Applicable Requirements in connection with Lessee's specific and distinct manner of use of the Premises or any Alterations to the Premises made by Lessee, or a contamination caused by Lessee or any of its agents or employees is found to exist or be imminent. In such case, Lessee shall upon request reimburse Lessor for the cost of such inspection, so long as such inspection is reasonably related to the violation or contamination.

7. Maintenance; Repairs, Utility Installations; Trade Fixtures and Alterations.
7.1 Lessee's Obligations.

(a) In General. Subject to the provisions of Paragraph 2.2 (Condition), 2.3 (Compliance), 6.3 (Lessee's Compliance with Applicable Requirements), 7.2 (Lessor's Obligations), 9 (Damage or Destruction), and 14 (Condemnation), Lessee shall, at Lessee's sole expense, keep the Premises, Utility Installations (intended for Lessee's exclusive use, no matter where located), and Alterations in good order, condition and repair (whether or not the portion of the Premises requiring repairs, or the means of repairing the same, are reasonably or readily accessible to Lessee, and whether or not the need for such repairs occurs as a result of Lessee's use, any prior use, the elements or the age of such portion of the Premises), including, but not limited to, all equipment or facilities, such as exposed plumbing, electrical, lighting facilities, boilers, pressure vessels, fixtures, interior walls, interior surfaces of exterior walls, ceilings, floors, windows, doors, plate glass, and skylights but excluding any items which are the responsibility of Lessor pursuant to Paragraph 7.2. Lessee, in keeping the Premises in good order, condition and repair, shall exercise and perform good maintenance practices. Lessee's obligations shall include restorations, replacements or renewals when necessary to keep the Premises and all improvements thereon or a part thereof in good order, condition and state of repair. Lessee shall not be obligated to incur any capital expenditures in satisfying Lessor's obligations under Paragraph 7.1(a). Provided, however, that Lessor shall not be precluded from passing through any cost of such capital expenditures to Lessee as a Common Area Operating Expense to the extent provided in Paragraph 4.2(a)(viii) or otherwise expressly provided in the Lease.

(b) Failure to Perform. If Lessee fails to perform Lessee's obligations under this Paragraph 7.1, Lessor may enter upon the Premises after 10 days' prior written notice to Lessee (except in the case of an emergency, in which case no notice shall be required), perform such obligations on Lessee's behalf, and put the Premises in good order, condition and repair, and Lessee shall promptly reimburse Lessor for the cost thereof.

7.2 Lessor's Obligations. Subject to the provisions of Paragraphs 2.2 (Condition), 2.3 (Compliance), 4.2 (Common Area Operating Expenses), 6 (Use), 7.1 (Lessee's Obligations), 9 (Damage or Destruction) and 14 (Condemnation), Lessor, subject to reimbursement pursuant to Paragraph 4.2, shall keep in good order, condition and repair the foundations, exterior walls, structural condition of interior bearing walls, exterior roof, fire sprinkler system, Common Area fire alarm and/or smoke detection systems, HVAC system serving the Building and Premises, fire hydrants, parking lots, walkways, parkways, driveways, landscaping, fences, signs and utility systems serving the Common Areas and all parts thereof, as well as providing the services for which there is a Common Area Operating Expense pursuant to Paragraph 4.2. Lessor shall not be obligated to paint the exterior or interior surfaces of exterior walls nor shall Lessor be obligated to maintain, repair or replace windows, doors or plate glass of the Premises. Lessee expressly waives the benefit of any statute now or hereafter in effect to the extent it is inconsistent with the terms of this Lease. If Lessor fails to perform any of its obligations under this Paragraph 7.2 and such failure continues for a period of longer than thirty (30) days following receipt of written notice from Lessee, then Lessee may, but shall not be obligated to, on behalf of Lessor, cure such failure and, in such event, Lessor shall, within thirty (30) days following receipt of a written invoice or statement, reimburse Lessee for the reasonable costs incurred by Lessee in curing Lessor's failure (plus interest thereon at the rate of 10% per annum commencing on the date thirty (30) days from the date of Lessor's receipt of such invoice or statement). Provided, however, that Lessee shall not take such action if Lessor has commenced performance of its obligations within said thirty (30) days and is diligently pursuing completion thereof.

7.3 Utility Installations; Trade Fixtures; Alterations.

(a) Definitions. The term "Utility Installations" refers to all floor and window coverings, air lines, power panels, electrical distribution, security and fire protection systems, communication systems, lighting fixtures, exposed plumbing, and fencing in or on the Premises. The term "Trade Fixtures" shall mean Lessee's machinery and equipment that can be removed without doing material damage to the Premises. The term "Alterations" shall mean any modification of the improvements, other than Utility Installations or Trade Fixtures, whether by addition or deletion. "Lessee Owned Alterations and/or Utility Installations" are defined as Alterations and/or Utility Installations made by Lessee that are not yet owned by Lessor pursuant to Paragraph 7.4(a).

(b) Consent. Lessee shall not make any Alterations or Utility Installations to the Premises without Lessor's prior written consent in accordance with the provisions of this Paragraph 7.3(b). Lessee may, however, make non-structural Utility Installations to the interior of the Premises (excluding the roof) without such consent but upon notice to Lessor, as long as they are not visible from the outside, do not involve puncturing, relocating or removing the roof or any existing walls, and the cumulative cost thereof during this Lease as extended does not exceed a sum equal to 3 month's Base Rent in the aggregate or a sum equal to one month's Base Rent in any one year. Notwithstanding the foregoing, Lessee shall not make or permit any roof penetrations and/or install anything on the roof without the prior written approval of Lessor. Lessor may, as a precondition to granting such approval, require Lessee to utilize a contractor chosen and/or approved by Lessor. Any Alterations or Utility Installations that Lessee shall desire to make and which require the consent of the Lessor shall be presented to Lessor in written form with detailed plans (the "Alterations Request"). Lessor shall have fourteen (14) days from receipt of Lessee's Alterations Request to notify Lessee in writing of Lessor's approval or disapproval of said Alterations Request. Lessor's failure to so notify Lessee within said fourteen (14) days shall be deemed approval of Lessee's Alterations Request. Lessor's consent to Lessee's Alterations Request shall not be unreasonably withheld, conditioned or delayed. Provided, that if Lessor has delivered an Early Termination Notice as described in Paragraph 8 of Addendum No. 1 to this Lease, or if Lessor delivers an Early Termination Notice within the fourteen (14) days allowed for Lessor's approval or disapproval of Lessee's Alterations Request, then Lessor's consent shall be in Lessor's sole and absolute discretion. Consent shall be deemed conditioned upon Lessee's: (i) acquiring all applicable governmental permits, (ii) furnishing Lessor with copies of both the permits and the plans and specifications prior to commencement of the work, and (iii) compliance with all conditions of said permits and other Applicable Requirements in a prompt and expeditious manner. Any Alterations or Utility Installations shall be performed in a workmanlike manner with good and sufficient materials. Lessee shall promptly upon completion furnish Lessor with as-built plans and specifications. For work which costs an amount in excess of $250,000, Lessor may condition its consent upon Lessee providing a lien and completion bond in an amount equal to 150% of the estimated cost of such Alteration or Utility Installation.

(c) Indemnification. Lessee shall pay, when due, all claims for labor or materials furnished or alleged to have been furnished to or for Lessee at or for use on the Premises, which claims are or may be secured by any mechanic's or materialman's lien against the Premises or any interest therein. Lessee shall give Lessor not less than 5 days notice prior to the commencement of any work in, on or about the Premises, and Lessor shall have the right to post notices of non-responsibility. If Lessee shall contest the validity of any such lien, claim or demand, then Lessee shall, at its sole expense defend and protect itself, Lessor and the Premises against the same and shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof. If Lessor shall require, Lessee shall furnish a surety bond in an amount equal to 150% of the amount of such contested lien, claim or demand, indemnifying Lessor against liability for the same. If Lessor elects to participate in any such action, Lessee shall pay Lessor's reasonableattorneys' fees and costs.

7.4 Ownership; Removal; Surrender; and Restoration.

(a) Ownership. Subject to Lessor's right to require removal, all Alterations and Utility Installations made by Lessee shall be the property of Lessee, but considered a part of the Premises. Unless otherwise instructed per paragraph 7.4(b) hereof, all Lessee Owned Alterations and Utility Installations shall, at the expiration or termination of this Lease, become the property of Lessor and be surrendered by Lessee with the Premises.

(b) Removal. By delivery to Lessee of written notice from Lessor prior to Lessee's installation of any Alterations or Utility Installations, Lessor shall advise Lessee as to whether Lessor will require that any or all Lessee Owned Alterations or Utility Installations be removed by the expiration or termination of this Lease. Lessee shall have no obligation to remove such Lessee Owned Alterations or Utility Installations from the Premises if Lessor fails to submit said written notice. Lessor may require the removal at any time of all or any part of any Lessee Owned Alterations or Utility Installations made without the required consent.

(c) Surrender; Restoration. Lessee shall surrender the Premises by the Expiration Date or any earlier termination date, with all of the improvements, parts and surfaces thereof broom clean and free of debris, and in good operating order, condition and state of repair, ordinary wear and tear excepted. "Ordinary wear and tear" shall not include any damage or deterioration that would have been prevented by good maintenance practice. Lessee shall repair any damage occasioned by the installation, maintenance or removal by Lessee of Trade Fixtures, Lessee owned Alterations and/or Utility Installations, furnishings, and equipment as well as the removal of any storage tank installed by or for Lessee. Lessee shall also completely remove from the Premises any and all Hazardous Substances brought onto the Premises by or for Lessee, or of Lessee's agents or employees (except Hazardous Substances which were deposited via underground migration from areas outside of the Project) even if such removal would require Lessee to perform or pay for work that exceeds statutory requirements. Before surrendering the Premises, Lessee shall remove all of its personal property and Trade Fisctures (which shall remain the property of Lessee) and such Alterations or additions to the Premises made by Lessee which are to be removed pursuant to Paragraph 7.4(b) or other applicable provisions of this Lease. If Lessee fails to so remove its personal property and Trade Fixtures, the same shall be deemd abandoned and shall become the property of the Lessor. Lessee shall deliver all keys to Lessor. The failure by Lessee to timely vacate the Premises pursuant to this Paragraph 7.4(c) without the express written consent of Lessor shall constitute a holdover under the provisions of Paragraph 26 below.

8. Insurance; Indemnity.

8.1 Payment of Premiums. The cost of the premiums for the insurance policies required to be carried by Lessor, pursuant to Paragraphs 8.2(b), 8.3(a) and 8.3(b), shall be a Common Area Operating Expense. Premiums for policy periods commencing prior to, or extending beyond, the term of this Lease shall be prorated to coincide with the corresponding Start Date or Expiration Date.

8.2 Liability Insurance.

(a) Carried by Lessee. Lessee mayobtain and keep in force a Commercial General Liability policy of insurance protecting Lessee and Lessor as an additional insured against claims for bodily injury, personal injury and property damage based upon or arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such insurance shall be on an occurrence basis providing single limit coverage in an amount not less than $1,000,000 per occurrence with an annual aggregate of not less than $2,000,000, and shall contain an "Additional Insured-Managers or Lessors of Premises Endorsement." The policy shall not contain any intra-insured exclusions as between insured persons or organizations, but shall include coverage for liability assumed under this Lease as an "insured contract" for the performance of Lessee's indemnity obligations under this Lease. The limits of said insurance shall not, however, limit the liability of Lessee nor relieve Lessee of any obligation hereunder. All insurance carried by Lessee shall be primary to and not contributory with any similar insurance carried by Lessor, whose insurance shall be considered excess insurance only.

(b) Carried by Lessor. Lessor shall maintain liability insurance as described in Paragraph 8.2(a), in addition to, and not in lieu of, the insurance required to be maintained by Lessee. Lessee shall not be named as an additional insured therein.

8.3 Property Insurance - Building, Improvements and Rental Value.

(a) Building and Improvements. Lessor shall obtain and keep in force a policy or policies of insurance in the name of Lessor, with loss payable to Lessor, any ground-lessor, and to any Lender insuring loss or damage to the Premises. The amount of such insurance shall be equal to the full replacement cost of the Premises, as the same shall exist from time to time, or the amount required by any Lender, but in no event more than the commercially reasonable and available insurable value thereof. Lessee Owned Alterations and Utility Installations, Trade Fixtures, and Lessee's personal property shall be insured by Lessee under Paragraph 8.4. If the coverage is available and commercially appropriate, such policy or policies shall insure against all risks of direct physical loss or damage (except the perils of earthquake unless required by a Lender), including coverage for debris removal and the enforcement of any Applicable Requirements requiring the upgrading, demolition, reconstruction or replacement of any portion of the Premises as the result of a covered loss. Said policy or policies shall also contain an agreed valuation provision in lieu of any coinsurance clause, waiver of subrogation, and inflation guard protection causing an increase in the annual property insurance coverage amount by a factor of not less than the adjusted U.S. Department of Labor Consumer Price Index for All Urban Consumers for the city nearest to where the Premises are located. If such insurance coverage has a deductible clause, the deductible amount shall not exceed $1,000 per occurrence. Provided, that Lessee shall not be obligated to pay any deductible allocable to any earthquake insurance that Lessor may elect to carry or maintain during the Lease term.

(b) Rental Value. Lessor shall also obtain and keep in force a policy or policies in the name of Lessor with loss payable to Lessor and any Lender, insuring the loss of the full Rent for one year with an extended period of indemnity for an additional 180 days ("Rental Value insurance"). Said insurance shall contain an agreed valuation provision in lieu of any coinsurance clause, and the amount of coverage shall be adjusted annually to reflect the projected Rent otherwise payable by Lessee, for the next 12 month period.

(c) Adjacent Premises. Lessee shall pay for any increase in the premiums for the property insurance of the Building and for the Common Areas or other buildings in the Project if said increase is caused by Lessee's acts, omissions, use or occupancy of the Premises (other than Lessee's Agreed Use of the Premises).

(d) Lessee's Improvements. Since Lessor is the Insuring Party, Lessor shall not be required to insure Lessee Owned Alterations and Utility Installations unless the item in question has become the property of Lessor under the terms of this Lease.

8.4 Lessee's Property; Business Interruption Insurance.

(a) Property Damage. Lessee shall obtain and maintain insurance coverage on all of Lessee's personal property, Trade Fixtures, and Lessee Owned Alterations and Utility Installations. Such insurance shall be full replacement cost coverage with a deductible of not to exceed $1,000 per occurrence. The proceeds from any such insurance shall be used by Lessee for the replacement of personal property, Trade Fixtures and Lessee Owned Alterations and Utility Installations. Lessee shall provide Lessor with written evidence that such insurance is in force.

(b) Business Interruption. Lessee shall obtain and maintain loss of income and extra expense insurance in amounts as will reimburse Lessee for direct or indirect loss of earnings attributable to all perils commonly insured against by prudent lessees in the business of Lessee or attributable to prevention of access to the Premises as a result of such perils.

(c) No Representation of Adequate Coverage. Lessor makes no representation that the limits or forms of coverage of insurance specified herein are adequate to cover Lessee's property, business operations or obligations under this Lease.

8.5 Insurance Policies. Insurance required herein shall be by companies duly licensed or admitted to transact business in the state where the Premises are located, and maintaining during the policy term a "General Policyholders Rating" of at least B+, V, as set forth in the most current issue of "Best's Insurance Guide", or such other rating as may be required by a Lender. Lessee shall not do or permit to be done anything which invalidates the required insurance policies. Lessee shall, prior to the Start Date, deliver to Lessor certified copies of policies of such insurance or certificates evidencing the existence and amounts of the required insurance. No such policy shall be cancelable or subject to modification except after 30 days prior written notice to Lessor. Lessee shall, at least 30 days prior to the expiration of such policies, furnish Lessor with evidence of renewals or "insurance binders" evidencing renewal thereof, or Lessor may order such insurance and charge the reasonable cost thereof to Lessee, which amount shall be payable by Lessee to Lessor upon demand. Such policies shall be for a term of at least one year, or the length of the remaining term of this Lease, whichever is less. If either Party shall fail to procure and maintain the insurance required to be carried by it, the other Party may, but shall not be required to, procure and maintain the same.

8.6 Waiver of Subrogation. Without affecting any other rights or remedies, Lessee and Lessor each hereby release and relieve the other, and waive their entire right to recover damages against the other, for loss of or damage to its property arising out of or incident to the perils required to be insured against herein. The effect of such releases and waivers is not limited by the amount of insurance carried or required, or by any deductibles applicable hereto. The Parties agree to have their respective property damage insurance carriers waive any right to subrogation that such companies may have against Lessor or Lessee, as the case may be.

8.7 Indemnity. Except for Lessor's gross negligence or willful misconduct, Lessee shall indemnify, protect, defend and hold harmless the Premises, Lessor and its agents, Lessor's master or ground lessor, partners and Lenders, from and against any and all claims, loss of rents and/or damages, liens, judgments, penalties, attorneys' and consultants' fees, expenses and/or liabilities arising out of, involving, or in connection with, the use and/or occupancy of the Premises by Lessee. If any action or proceeding is brought against Lessor by reason of any of the foregoing matters, Lessee shall upon notice defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor and Lessor shall cooperate with Lessee in such defense. Lessor need not have first paid any such claim in order to be defended or indemnified. Anything in the Lease, as amended, to the contrary notwithstanding, Lessee shall not be liable to Lessor for any injury to Lessor's business or for any loss of income or profit therefrom.

8.8 Exemption of Lessor from Liability. Except in connection with or related to the negligence or willful misconduct of Lessor or any of its agnets, employees, contractors or other representatives, Lessor shall not be liable for injury or damage to the person or goods, wares, merchandise or other property of Lessee, Lessee's employees, contractors, invitees, customers, or any other person in or about the Premises, whether such damage or injury is caused by or results from fire, steam, electricity, gas, water or rain, or from the breakage, leakage, obstruction or other defects of pipes, fire sprinklers, wires, appliances, plumbing, HVAC or lighting fixtures, or from any other cause, whether the said injury or damage results from conditions arising upon the Premises or upon other portions of the Building, or from other sources or places. Lessor shall not be liable for any damages arising from any act or neglect of any other tenant of Lessor nor from the failure of Lessor to enforce the provisions of any other lease in the Project. Notwithstanding Lessor's negligence or breach of this Lease, Lessor shall under no circumstances be liable for injury to Lessee's business or for any loss of income or profit therefrom.

9. Damage or Destruction.
9.1 Definitions.

(a) "Premises Partial Damage" shall mean damage or destruction to the improvements on the Premises, other than Lessee Owned Alterations and Utility Installations, which can reasonably be repaired in 6 months or less from the date of the damage or destruction, and the cost thereof does not exceed a sum equal to 6 month's Base Rent. Lessor shall notify Lessee in writing within 30 days from the date of the damage or destruction as to whether or not the damage is Partial or Total.

(b) "Premises Total Destruction" shall mean damage or destruction to the improvements on the Premises, other than Lessee Owned Alterations and Utility Installations and Trade Fixtures, which cannot reasonably be repaired in 6 months or less from the date of the damage or destruction and/or the cost thereof exceeds a sum equal to 18 month's Base Rent. Lessor shall notify Lessee in writing within 30 days from the date of the damage or destruction as to whether or not the damage is Partial or Total.

(c) "Insured Loss" shall mean damage or destruction to improvements on the Premises, other than Lessee Owned Alterations and Utility Installations and Trade Fixtures, which was caused by an event required to be covered by the insurance described in Paragraph 8.3(a), irrespective of any deductible amounts or coverage limits involved.

(d) "Replacement Cost" shall mean the cost to repair or rebuild the improvements owned by Lessor at the time of the occurrence to their condition existing immediately prior thereto, including demolition, debris removal and upgrading required by the operation of Applicable Requirements, and without deduction for depreciation.

(e) "Hazardous Substance Condition" shall mean the occurrence or discovery of a condition involving the presence of, or a contamination by, a Hazardous Substance as defined in Paragraph 6.2(a), in, on, or under the Premises.

9.2 Partial Damage - Insured Loss. If a Premises Partial Damage that is an Insured Loss occurs, then Lessor shall, at Lessor's expense, repair such damage (but not Lessee's Trade Fixtures or Lessee Owned Alterations and Utility Installations) as soon as reasonably possible and this Lease shall continue in full force and effect; provided, however, that Lessee shall, at Lessor's election, make the repair of any damage or destruction the total cost to repair of which is $5,000 or less, and, in such event, Lessor shall make any applicable insurance proceeds available to Lessee on a reasonable basis for that purpose. Notwithstanding the foregoing, if the required insurance was not in force or the insurance proceeds are not sufficient to effect such repair, the Insuring Party shall promptly contribute the shortage in proceeds as and when required to complete said repairs. In the event, however, such shortage was due to the fact that, by reason of the unique nature of the improvements, full replacement cost insurance coverage was not commercially reasonable and available, Lessor shall have no obligation to pay for the shortage in insurance proceeds or to fully restore the unique aspects of the Premises unless Lessee provides Lessor with the funds to cover same, or adequate assurance thereof, within 10 days following receipt of written notice of such shortage and request therefor. If Lessor receives said funds or adequate assurance thereof within said 10 day period, the party responsible for making the repairs shall complete them as soon as reasonably possible and this Lease shall remain in full force and effect. If such funds or assurance are not received, Lessor may nevertheless elect by written notice to Lessee within 10 days thereafter to: (i) make such restoration and repair as is commercially reasonable with Lessor paying any shortage in proceeds, in which case this Lease shall remain in full force and effect, or (ii) have this Lease terminate 30 days thereafter. Lessee shall not be entitled to reimbursement of any funds contributed by Lessee to repair any such damage or destruction. Premises Partial Damage due to flood or earthquake shall be subject to Paragraph 9.3, notwithstanding that there may be some insurance coverage, but the net proceeds of any such insurance shall be made available for the repairs if made by either Party.

9.3 Partial Damage - Uninsured Loss. If a Premises Partial Damage that is not an Insured Loss occurs, unless caused by a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense), Lessor may either: (i) repair such damage as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) terminate this Lease by giving written notice to Lessee within 30 days after receipt by Lessor of knowledge of the occurrence of such damage. Such termination shall be effective 60 days following the date of such notice. In the event Lessor elects to terminate this Lease, Lessee shall have the right within 10 days after receipt of the termination notice to give written notice to Lessor of Lessee's commitment to pay for the repair of such damage without reimbursement from Lessor. Lessee shall provide Lessor with said funds or satisfactory assurance thereof within 30 days after making such commitment. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such repairs as soon as reasonably possible after the required funds are available. If Lessee does not make the required commitment, this Lease shall terminate as of the date specified in the termination notice.

9.4 Total Destruction. Notwithstanding any other provision hereof, if a Premises Total Destruction occurs, this Lease shall terminate 60 days following such Destruction. If the damage or destruction was caused by the gross negligence or willful misconduct of Lessee, Lessor shall have the right to recover Lessor's damages from Lessee, except as provided in Paragraph 8.6.

9.5 Damage Near End of Term. If at any time during the last 6 months of this Lease there is damage for which the cost to repair exceeds one month's Base Rent, whether or not an Insured Loss, Lessor may terminate this Lease effective 60 days following the date of occurrence of such damage by giving a written termination notice to Lessee within 30 days after the date of occurrence of such damage. Notwithstanding the foregoing, if Lessee at that time has an exercisable option to extend this Lease or to purchase the Premises, then Lessee may preserve this Lease by, (a) exercising such option and (b) providing Lessor with any shortage in insurance proceeds (or adequate assurance thereof) needed to make the repairs on or before the earlier of (i) the date which is 10 days after Lessee's receipt of Lessor's written notice purporting to terminate this Lease, or (ii) the day prior to the date upon which such option expires. If Lessee duly exercises such option during such period and provides Lessor with funds (or adequate assurance thereof) to cover any shortage in insurance proceeds, Lessor shall, at Lessor's commercially reasonable expense, repair such damage as soon as reasonably possible and this Lease shall continue in full force and effect. If Lessee fails to exercise such option and provide such funds or assurance during such period, then this Lease shall terminate on the date specified in the termination notice and Lessee's option shall be extinguished.

9.6 Abatement of Rent; Lessee's Remedies.

(a) Abatement. In the event of Premises Partial Damage or Premises Total Destruction or a Hazardous Substance Condition for which Lessee is not responsible under this Lease, the Rent payable by Lessee for the period required for the repair, remediation or restoration of such damage shall be abated in proportion to the degree to which Lessee's use of the Premises is impaired. All other obligations of Lessee hereunder shall be performed by Lessee, and Lessor shall have no liability for any such damage, destruction, remediation, repair or restoration except as provided herein.

(b) Remedies. If Lessor shall be obligated to repair or restore the Premises and does not commence, in a substantial and meaningful way, such repair or restoration within 90 days after such obligation shall accrue, Lessee may, at any time prior to the commencement of such repair or restoration, give written notice to Lessor and to any Lenders of which Lessee has actual notice, of Lessee's election to terminate this Lease on a date not less than 60 days following the giving of such notice. If Lessee gives such notice and such repair or restoration is not commenced within 30 days thereafter, this Lease shall terminate as of the date specified in said notice. If the repair or restoration is commenced within such 30 days, this Lease shall continue in full force and effect. "Commence" shall mean either the unconditional authorization of the preparation of the required plans, or the beginning of the actual work on the Premises, whichever first occurs.

9.7 Termination; Advance Payments. Upon termination of this Lease pursuant to Paragraph 6.2(g) or Paragraph 9, an equitable adjustment shall be made concerning advance Base Rent and any other advance payments made by Lessee to Lessor. Lessor shall, in addition, return to Lessee so much of Lessee's Security Deposit as has not been, or is not then required to be, used by Lessor.

9.8 Waive Statutes. Lessor and Lessee agree that the terms of this Lease shall govern the effect of any damage to or destruction of the Premises with respect to the termination of this Lease and hereby waive the provisions of any present or future statute to the extent inconsistent herewith.

10. Real Property Taxes.

10.1 Definition. As used herein, the term "Real Property Taxes" shall include any form of assessment; real estate, general, special, ordinary or extraordinary, or rental levy or tax (other than inheritance, personal income or estate taxes); improvement bond; and/or license fee imposed upon or levied against any legal or equitable interest of Lessor in the Project, Lessor's right to other income therefrom, and/or Lessor's business of leasing, by any authority having the direct or indirect power to tax and where the funds are generated with reference to the Project address and where the proceeds so generated are to be applied by the city, county or other local taxing authority of a jurisdiction within which the Project is located. The term "Real Property Taxes" shall also include any tax, fee, levy, assessment or charge, or any increase therein, imposed by reason of events occurring during the term of this Lease, including but not limited to, a change in the ownership of the Project or any portion thereof or a change in the improvements thereon. In calculating Real Property Taxes for any calendar year, the Real Property Taxes for any real estate tax year shall be included in the calculation of Real Property Taxes for such calendar year based upon the number of days which such calendar year and tax year have in common.

10.2 Payment of Taxes. Lessor shall pay the Real Property Taxes applicable to the Project, and except as otherwise provided in Paragraph 10.3, any such amounts shall be included in the calculation of Common Area Operating Expenses in accordance with the provisions of Paragraph 4.2.

10.3 Additional Improvements. Common Area Operating Expenses shall not include Real Property Taxes specified in the tax assessor's records and work sheets as being caused by additional improvements placed upon the Project by other lessees or by Lessor for the exclusive enjoyment of such other lessees. Notwithstanding Paragraph 10.2 hereof, Lessee shall, however, pay to Lessor at the time Common Area Operating Expenses are payable under Paragraph 4.2, the entirety of any increase in Real Property Taxes if assessed solely by reason of Alterations, Trade Fixtures or Utility Installations placed upon the Premises by Lessee or at Lessee's request.

10.4 Joint Assessment. If the Building is not separately assessed, Real Property Taxes allocated to the Building shall be an equitable proportion of the Real Property Taxes for all of the land and improvements included within the tax parcel assessed, such proportion to be determined by Lessor from the respective valuations assigned in the assessor's work sheets or such other information as may be reasonably available. Lessor's reasonable determination thereof, in good faith, shall be conclusive.

10.5 Personal Property Taxes. Lessee shall pay prior to delinquency all taxes assessed against and levied upon Lessee Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all personal property of Lessee contained in the Premises. When possible, Lessee shall cause its Lessee Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all other personal property to be assessed and billed separately from the real property of Lessor. If any of Lessee's said property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to Lessee's property within 10 days after receipt of a written statement setting forth the taxes applicable to Lessee's property.

11. Utilities. Lessee shall pay for all water, gas, heat, light, power, telephone, trash disposal and other utilities and services supplied to the Premises, together with any taxes thereon. Notwithstanding the provisions of Paragraph 4.2, if at any time in Lessor's sole judgment, Lessor determines that Lessee is using a disproportionate amount of water, electricity or other commonly metered utilities, or that Lessee is generating such a large volume of trash as to require an increase in the size of the dumpster and/or an increase in the number of times per month that the dumpster is emptied, then Lessor may increase Lessee's Base Rent by an amount equal to such increased costs. Lessor represents and warrants to the Lessee that water, gas, heat, light, power and electricity shall be separately metered to the Premises as of the Commencement Date.

12. Assignment and Subletting.
12.1 Lessor's Consent Required.

(a) Lessee shall not voluntarily or by operation of law assign, transfer, mortgage or encumber (collectively, "assign or assignment") or sublet all or any part of Lessee's interest in this Lease or in the Premises without Lessor's prior written consent.

(b) A change in the control of Lessee shall constitute an assignment requiring consent. The transfer, on a cumulative basis, of 25% or more of the voting control of Lessee shall constitute a change in control for this purpose.

(c) The involvement of Lessee or its assets in any transaction, or series of transactions (by way of merger, sale, acquisition, financing, transfer, leveraged buy-out or otherwise), whether or not a formal assignment or hypothecation of this Lease or Lessee's assets occurs, which results or will result in a reduction of the Net Worth of Lessee by an amount greater than 25% of such Net Worth as it was represented at the time of the execution of this Lease or at the time of the most recent assignment to which Lessor has consented, or as it exists immediately prior to said transaction or transactions constituting such reduction, whichever was or is greater, shall be considered an assignment of this Lease to which Lessor may withhold its consent. "Net Worth of Lessee" shall mean the net worth of Lessee (excluding any guarantors) established under generally accepted accounting principles.

(d) An assignment or subletting without consent of Lessor (where such consent is required) shall be a Default curable after notice per Paragraph 13.1(c) of this Lease.
(e) Lessee's remedy for any breach of Paragraph 12.1 by Lessor shall be limited to compensatory damages and/or injunctive relief.

12.2 Terms and Conditions Applicable to Assignment and Subletting.

(a) Regardless of Lessor's consent, no assignment or subletting shall: (i) be effective without the express written assumption by such assignee or sublessee of the obligations of Lessee under this Lease, (ii) release Lessee of any obligations hereunder, or (iii) alter the primary liability of Lessee for the payment of Rent or for the performance of any other obligations to be performed by Lessee.

(b) Lessor may accept Rent or performance of Lessee's obligations from any person other than Lessee pending approval or disapproval of an assignment. Neither a delay in the approval or disapproval of such assignment nor the acceptance of Rent or performance shall constitute a waiver or estoppel of Lessor's right to exercise its remedies for Lessee's Default or Breach.

(c) Lessor's consent to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting.

(d) In the event of any Default or Breach by Lessee, Lessor may proceed directly against Lessee, any Guarantors or anyone else responsible for the performance of Lessee's obligations under this Lease, including any assignee or sublessee, without first exhausting Lessor's remedies against any other person or entity responsible therefore to Lessor, or any security held by Lessor.

(e) Each request for consent to an assignment or subletting shall be in writing, accompanied by information relevant to Lessor's determination as to the financial and operational responsibility and appropriateness of the proposed assignee or sublessee, including but not limited to the intended use and/or required modification of the Premises, if any. Lessee agrees to provide Lessor with such other or additional information and/or documentation as may be reasonably requested.

(f) Any assignee of, or sublessee under, this Lease shall, by reason of accepting such assignment or entering into such sublease, be deemed to have assumed and agreed to conform and comply with each and every term, covenant, condition and obligation herein to be observed or performed by Lessee during the term of said assignment or sublease, other than such obligations as are contrary to or inconsistent with provisions of an assignment or sublease to which Lessor has specifically consented to in writing.

(g) Lessor's consent to any assignment or subletting shall not transfer to the assignee or sublessee any Option granted to the original Lessee by this Lease unless such transfer is specifically consented to by Lessor in writing. (See Paragraph 39.2)

(h) With respect to Subparagraphs 12.2(a) and 12.2(f) of the Lease, a sublessee of Lessee shall not be obligated to assume the Lessee's obligations under the Lease.

(i) Notwithstanding anything contained in Paragraph 12 of the Lease, so long as no uncured default exists under the Lease, upon the satisfaction of the conditions set forth in Subparagraph 12.1(i), Lessee shall have the right to assign this Lease or sublet all or a portion of the Premises to a wholly owned subsidiary or an Affiliate of Lessee at any time, without the prior written consent of Lessor. Notwithstanding the foregoing, such assignment or sublease shall not be effective until Lessee has given Lessor all of the following at least fifteen (15) days prior to the effective date of such assignment or subletting: (i) written notice of such assignment or sublease, (ii) the identity of the assignee or subtenant, and (iii) an executed copy of the assignment or sublease. As used herein, "Affiliate" shall mean any entity controlling, controlled by or under common control with Lessee. Any additional assignment or subletting by Lessee's Affiliates shall be subject to all of the terms and conditions of Paragraph 12 of the Lease.

(j) Notwithstanding anything to the contrary contained in the Lease, Tenant, without Lessor's prior written consent (but with notice to Lessor in accordance with Paragraph 12.2(i) immediately preceding), may sublet the Premises or assign this Lease to (i) a successor corporation related to Tenant by merger, consolidation, non-bankruptcy reorganization or government action; or (ii) a purchaser of all or substantially all of Tenant's stock or Tenant's assets located at the Premises.

12.3 Additional Terms and Conditions Applicable to Subletting. The following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein:

(a) Lessee hereby assigns and transfers to Lessor all of Lessee's interest in all Rent payable on any sublease, and Lessor may collect such Rent and apply same toward Lessee's obligations under this Lease; provided, however, that until a Breach shall occur in the performance of Lessee's obligations, Lessee may collect said Rent. Lessor shall not, by reason of the foregoing or any assignment of such sublease, nor by reason of the collection of Rent, be deemed liable to the sublessee for any failure of Lessee to perform and comply with any of Lessee's obligations to such sublessee. Lessee hereby irrevocably authorizes and directs any such sublessee, upon receipt of a written notice from Lessor stating that a Breach exists in the performance of Lessee's obligations under this Lease, to pay to Lessor all Rent due and to become due under the sublease. Sublessee shall rely upon any such notice from Lessor and shall pay all Rents to Lessor without any obligation or right to inquire as to whether such Breach exists, notwithstanding any claim from Lessee to the contrary.

(b) In the event of a Breach by Lessee, Lessor may, at its option, require sublessee to attorn to Lessor, in which event Lessor shall undertake the obligations of the sublessor under such sublease from the time of the exercise of said option to the expiration of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sublessee to such sublessor or for any prior Defaults or Breaches of  such sublessor.

(c) Any matter requiring the consent of the sublessor under a sublease shall also require the consent of Lessor.
(d) No sublessee shall further assign or sublet all or any part of the Premises without Lessor's prior written consent.

(e) Lessor shall deliver a copy of any notice of Default or Breach by Lessee to the sublessee, who shall have the right to cure the Default of Lessee within the grace period, if any, specified in such notice. The sublessee shall have a right of reimbursement and offset from and against Lessee for any such Defaults cured by the sublessee.

(f) Lessor reserves the right to recapture the Premises in the event of any sublease by Lessee. Any excess rent or other consideration received by Lessee above the amount payable by the Lessee (including rent, real estate taxes, maintenance charges, etc.), prorated on a square foot basis as to the portion of the Premises subleased to such sublessee, shall be divided equally between Lessor and Lessee. Provided, however, that Lessee shall be entitled to recover its actual out-of-pocket expenses reasonably incurred for market real estate commissions, tenant improvements, and reasonable legal fees, the recovery of which shall be amortized over the term of the sublease.

13. Default; Breach; Remedies.

13.1 Default; Breach. A "Default" is defined as a failure by the Lessee to comply with or perform any of the terms, covenants, conditions or Rules and Regulations under this Lease. A "Breach" is defined as the occurrence of one or more of the following Defaults, and the failure of Lessee to cure such Default within any applicable grace period:

(a) The abandonment of the Premises; or the vacating of the Premises without providing a commercially reasonable level of security, or where the coverage of the property insurance described in Paragraph 8.3 is jeopardized as a result thereof, or without providing reasonable assurances to minimize potential vandalism.

(b) The failure of Lessee to make any payment of Rent or any Security Deposit required to be made by Lessee hereunder, whether to Lessor or to a third party, when due, to provide reasonable evidence of insurance or surety bond, or to fulfill any obligation under this Lease which endangers or threatens life or property, where such failure continues for a period of 5 business days following written notice to Lessee.

(c) The failure by Lessee to provide (i) reasonable written evidence of compliance with Applicable Requirements, (ii) the service contracts, (iii) the rescission of an unauthorized assignment or subletting, (iv) an Estoppel Certificate, (v) a requested subordination, (vi) evidence concerning any guaranty and/or Guarantor, (vii) any document requested under Paragraph 41 (easements), or (viii) any other documentation or information which Lessor may reasonably require of Lessee under the terms of this Lease, where any such failure continues for a period of 10 days following written notice to Lessee.

(d) A Default by Lessee as to the terms, covenants, conditions or provisions of this Lease, or of the rules adopted under Paragraph 2.9 hereof, other than those described in subparagraphs 13.1(a), (b) or (c), above, where such Default continues for a period of 30 days after written notice; provided, however, that if the nature of Lessee's Default is such that more than 30 days are reasonably required for its cure, then it shall not be deemed to be a Breach if Lessee commences such cure within said 30 day period and thereafter diligently prosecutes such cure to completion.

(e) The occurrence of any of the following events: (i) the making of any general arrangement or assignment for the benefit of creditors; (ii) becoming a "debtor" as defined in 11 U.S.C. § 101 or any successor statute thereto (unless, in the case of a petition filed against Lessee, the same is dismissed within 60 days); (iii) the appointment of a trustee or receiver to take possession of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where possession is not restored to Lessee within 30 days; or (iv) the attachment, execution or other judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within 30 days; provided, however, in the event that any provision of this subparagraph (e) is contrary to any applicable law, such provision shall be of no force or effect, and not affect the validity of the remaining provisions.

(f) The discovery that any financial statement of Lessee or of any Guarantor given to Lessor was materially false.

(g) If the performance of Lessee's obligations under this Lease is guaranteed: (i) the death of a Guarantor, (ii) the termination of a Guarantor's liability with respect to this Lease other than in accordance with the terms of such guaranty, (iii) a Guarantor's becoming insolvent or the subject of a bankruptcy filing, (iv) a Guarantor's refusal to honor the guaranty, or (v) a Guarantor's breach of its guaranty obligation on an anticipatory basis, and Lessee's failure, within 60 days following written notice of any such event, to provide written alternative assurance or security, which, when coupled with the then existing resources of Lessee, equals or exceeds the combined financial resources of Lessee and the Guarantors that existed at the time of execution of this Lease.

13.2 Remedies. If Lessee fails to perform any of its affirmative duties or obligations, within 10 days after written notice (or in case of an emergency, without notice), Lessor may, at its option, perform such duty or obligation on Lessee's behalf, including but not limited to the obtaining of reasonably required bonds, insurance policies, or governmental licenses, permits or approvals. The costs and expenses of any such performance by Lessor shall be due and payable by Lessee upon receipt of invoice therefor. If any check given to Lessor by Lessee shall not be honored by the bank upon which it is drawn, Lessor, at its option, may require all future payments to be made by Lessee to be by cashier's check. In the event of a Breach, Lessor may, with or without further notice or demand, and without limiting Lessor in the exercise of any right or remedy which Lessor may have by reason of such Breach:

(a) Terminate Lessee's right to possession of the Premises by any lawful means, in which case this Lease shall terminate and Lessee shall immediately surrender possession to Lessor. In such event Lessor shall be entitled to recover from Lessee: (i) the unpaid Rent which had been earned at the time of termination; (ii) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that the Lessee proves could have been reasonably avoided; (iii) the worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that the Lessee proves could be reasonably avoided; and (iv) any other amount necessary to compensate Lessor for all the detriment proximately caused by the Lessee's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, including but not limited to the cost of recovering possession of the Premises, expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees, and that portion of any leasing commission paid by Lessor in connection with this Lease applicable to the unexpired term of this Lease. The worth at the time of award of the amount referred to in provision (iii) of the immediately preceding sentence shall be computed by discounting such amount at the discount rate of the Federal Reserve Bank of the District within which the Premises are located at the time of award plus one percent. Efforts by Lessor to mitigate damages caused by Lessee's Breach of this Lease shall not waive Lessor's right to recover damages under Paragraph 12. If termination of this Lease is obtained through the provisional remedy of unlawful detainer, Lessor shall have the right to recover in such proceeding any unpaid Rent and damages as are recoverable therein, or Lessor may reserve the right to recover all or any part thereof in a separate suit. If a notice and grace period required under Paragraph 13.1 was not previously given, a notice to pay rent or quit, or to perform or quit given to Lessee under the unlawful detainer statute shall also constitute the notice required by Paragraph 13.1. In such case, the applicable grace period required by Paragraph 13.1 and the unlawful detainer statute shall run concurrently, and the failure of Lessee to cure the Default within the greater of the two such grace periods shall constitute both an unlawful detainer and a Breach of this Lease entitling Lessor to the remedies provided for in this Lease and/or by said statute.

(b) Continue the Lease and Lessee's right to possession and recover the Rent as it becomes due, in which event Lessee may sublet or assign, subject only to reasonable limitations. Acts of maintenance, efforts to relet, and/or the appointment of a receiver to protect the Lessor's interests, shall not constitute a termination of the Lessee's right to possession.

(c) Pursue any other remedy now or hereafter available under the laws or judicial decisions of the  state wherein the Premises are located. The expiration or termination of this Lease and/or the termination of Lessee's right to possession shall not relieve Lessee from liability under any indemnity provisions of this Lease as to matters occurring or accruing during the term hereof or by reason of Lessee's occupancy of the Premises.

13.4 Late Charges. Lessee hereby acknowledges that late payment by Lessee of Rent will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed upon Lessor by any Lender. Accordingly, if any Rent shall not be received by Lessor within 5 days after such amount shall be due, then, without any requirement for notice to Lessee, Lessee shall pay to Lessor a one-time late charge equal to 10% of each such overdue amount or $100, whichever is greater. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of such late payment. Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's Default or Breach with respect to such overdue amount, nor prevent the exercise of any of the other rights and remedies granted hereunder. In the event that a late charge is payable hereunder, whether or not collected, for 3 consecutive installments of Base Rent, then notwithstanding any provision of this Lease to the contrary, Base Rent shall, at Lessor's option, become due and payable quarterly in advance.

13.5 Interest. Any monetary payment due Lessor hereunder, other than late charges, not received by Lessor, when due as to scheduled payments (such as Base Rent) or within 30 days following the date on which it was due for non-scheduled payment, shall bear interest from the date when due, as to scheduled payments, or the 31st day after it was due as to non-scheduled payments. The interest ("Interest") charged shall be equal to the prime rate reported in the Wall Street Journal as published closest prior to the date when due plus 4%, but shall not exceed the maximum rate allowed by law. Interest is payable in addition to the potential late charge provided for in Paragraph 13.4.

13.6 Breach by Lessor.

(a) Notice of Breach. Lessor shall not be deemed in breach of this Lease unless Lessor fails within a reasonable time to perform an obligation required to be performed by Lessor. For purposes of this Paragraph, a reasonable time shall in no event be less than 30 days after receipt by Lessor, and any Lender whose name and address shall have been furnished Lessee in writing for such purpose, of written notice specifying wherein such obligation of Lessor has not been performed; provided, however, that if the nature of Lessor's obligation is such that more than 30 days are reasonably required for its performance, then Lessor shall not be in breach if performance is commenced within such 30 day period and thereafter diligently pursued to completion.

(b) Performance by Lessee on Behalf of Lessor. In the event that neither Lessor nor Lender cures said breach within 30 days after receipt of said notice, or if having commenced said cure they do not diligently pursue it to completion, then Lessee may elect to cure said breach at Lessee's expense and offset from Rent an amount equal to the greater of one month's Base Rent or the Security Deposit, and to pay an excess of such expense under protest, reserving Lessee's right to reimbursement from Lessor. Lessee shall document the cost of said cure and supply said documentation to Lessor.

14. Condemnation. If the Premises or any portion thereof are taken under the power of eminent domain or sold under the threat of the exercise of said power (collectively "Condemnation"), this Lease shall terminate as to the part taken as of the date the condemning authority takes title or possession, whichever first occurs. If more than 10% of the floor area of the Premises, or more than 25% of Lessee's Unreserved Parking Spaces, is taken by Condemnation, Lessee may, at Lessee's option, to be exercised in writing within 10 days after Lessor shall have given Lessee written notice of such taking (or in the absence of such notice, within 10 days after the condemning authority shall have taken possession) terminate this Lease as of the date the condemning authority takes such possession. If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that the Base Rent shall be reduced in proportion to the reduction in utility of the Premises caused by such Condemnation. Condemnation awards and/or payments shall be the property of Lessor, whether such award shall be made as compensation for diminution in value of the leasehold, the value of the part taken, or for severance damages; provided, however, that Lessee shall be entitled to any compensation for Lessee's relocation expenses, loss of business goodwill and/or Trade Fixtures, without regard to whether or not this Lease is terminated pursuant to the provisions of this Paragraph. All Alterations and Utility Installations made to the Premises by Lessee, for purposes of Condemnation only, shall be considered the property of the Lessee and Lessee shall be entitled to any and all compensation which is payable therefor. In the event that this Lease is not terminated by reason of the Condemnation, Lessor shall repair any damage to the Premises caused by such Condemnation.

15. Brokerage Fees.

15.3 Representations and Indemnities of Broker Relationships. Lessee and Lessor each represent and warrant to the other that it has had no dealings with any person, firm, broker or finder (other than the Brokers, if any) in connection with this Lease, and that no one other than said named Brokers is entitled to any commission or finder's fee in connection herewith. Lessee and Lessor do each hereby agree to indemnify, protect, defend and hold the other harmless from and against liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying Party, including any costs, expenses, attorneys' fees reasonably incurred with respect thereto.

16. Estoppel Certificates.

(a) Each Party (as "Responding Party") shall within 20 days after written notice from the other Party (the "Requesting Party") execute, acknowledge and deliver to the Requesting Party a statement in writing in form similar to the then most current "Estoppel Certificate" form published by the American Industrial Real Estate Association, plus such additional information, confirmation and/or statements as may be reasonably requested by the Requesting Party.

(b) If the Responding Party shall fail to execute or deliver the Estoppel Certificate within such 10 day period, the Requesting Party may execute an Estoppel Certificate stating that: (i) the Lease is in full force and effect without modification except as may be represented by the Requesting Party, (ii) there are no uncured defaults in the Requesting Party's performance, and (iii) if Lessor is the Requesting Party, not more than one month's rent has been paid in advance. Prospective purchasers and encumbrances may rely upon the Requesting Party's Estoppel Certificate, and the Responding Party shall be estopped from denying the truth of the facts contained in said Certificate.

17. Definition of Lessor. The term "Lessor" as used herein shall mean the owner or owners at the time in question of the fee title to the Premises, or, if this is a sublease, of the Lessee's interest in the prior lease. In the event of a transfer of Lessor's title or interest in the Premises or this Lease, Lessor shall deliver to the transferee or assignee (in cash or by credit) any unused Security Deposit held by Lessor. Except as provided in Paragraph 15, upon such transfer or assignment and delivery of the Security Deposit, as aforesaid, the prior Lessor shall be relieved of all liability with respect to the obligations and/or covenants under this Lease thereafter to be performed by the Lessor, provided such assignee or transferee assumes Lessor's obligations under this Lease accruing from and after the date of such assignment or transfer. Subject to the foregoing, the obligations and/or covenants in this Lease to be performed by the Lessor shall be binding only upon the Lessor as hereinabove defined. Notwithstanding the above, and subject to the provisions of Paragraph 20 below, the original Lessor under this Lease, and all subsequent holders of the Lessor's interest in this Lease shall remain liable and responsible with regard to the potential duties and liabilities of Lessor pertaining to Hazardous Substances as outlined in Paragraph 6.2 above.

18. Severability. The invalidity of any provision of this Lease, as determined by a court of competent jurisdiction, shall in no way affect the validity of any other provision hereof.
19. Days. Unless otherwise specifically indicated to the contrary, the word "days" as used in this Lease shall mean and refer to calendar days.

20. Limitation on Liability. Subject to the provisions of Paragraph 17 above, the obligations of Lessor under this Lease shall not constitute personal obligations of Lessor, the individual partners of Lessor or its or their individual partners, directors, officers or shareholders, and Lessee shall look to the Premises, and the rent, issues and profits from the Project and Lessor's interest in insurance proceeds applicable to the Project, or applicable portion thereof; and to no other assets of Lessor, for the satisfaction of any liability of Lessor with respect to this Lease, and shall not seek recourse against the individual partners of Lessor, or its or their individual partners, directors, officers or shareholders, or any of their personal assets for such satisfaction. The provisions of this Paragraph 20 shall not be applicable to Lessor's failure to return the Security Deposit if required under the Lease, which shall be a personal obligation of Lessor and Lessee shall not be limited to seeking recourse from the Premises for the return of such Security Deposit.

21. Time of Essence. Time is of the essence with respect to the performance of all obligations to be performed or observed by the Parties under this Lease.

22. No Prior or Other Agreements. This Lease contains all agreements between the Parties with respect to any matter mentioned herein, and no other prior or contemporaneous agreement or understanding shall be effective.

23. Notices.

23.1 Notice Requirements. All notices required or permitted by this Lease or applicable law shall be in writing and may be delivered in person (by hand or by courier) or may be sent by certified or registered mail, return receipt requested, or U.S. Postal Service Express Mail, with postage prepaid, or by facsimile transmission, and shall be deemed sufficiently given if served in a manner specified in this Paragraph 23. The addresses noted adjacent to a Party's signature on this Lease shall be that Party's address for delivery or mailing of notices. Either Party may by written notice to the other specify a different address for notice, except that upon Lessee's taking possession of the Premises, the Premises shall constitute Lessee's address for notice. A copy of all notices to Lessor shall be concurrently transmitted to such party or parties at such addresses as Lessor may from time to time hereafter designate in writing.

23.2 Date of Notice. Any notice sent by registered or certified mail, return receipt requested, shall be deemed given on the date of delivery shown on the receipt card, or if no delivery date is shown, the postmark thereon. Notices delivered by United States Express Mail or overnight courier that guarantee next day delivery shall be deemed given 24 hours after delivery of the same to the Postal Service or courier. Notices transmitted by facsimile transmission or similar means shall be deemed delivered upon telephone confirmation of receipt (confirmation report from fax machine is sufficient), provided a copy is also delivered via delivery or mail. If notice is received on a Saturday, Sunday or legal holiday, it shall be deemed received on the next business day.

24. Waivers. No waiver by Lessor of the Default or Breach of any term, covenant or condition hereof by Lessee, shall be deemed a waiver of any other term, covenant or condition hereof, or of any subsequent Default or Breach by Lessee of the same or of any other term, covenant or condition hereof. Lessor's consent to, or approval of, any act shall not be deemed to render unnecessary the obtaining of Lessor's consent to, or approval of, any subsequent or similar act by Lessee, or be construed as the basis of an estoppel to enforce the provision or provisions of this Lease requiring such consent. The acceptance of Rent by Lessor shall not be a waiver of any Default or Breach by Lessee. Any payment by Lessee may be accepted by Lessor on account of moneys or damages due Lessor, notwithstanding any qualifying statements or conditions made by Lessee in connection therewith, which such statements and/or conditions shall be of no force or effect whatsoever unless specifically agreed to in writing by Lessor at or before the time of deposit of such payment.

25. Disclosures Regarding The Nature of a Real Estate Agency Relationship.

(a) When entering into a discussion with a real estate agent regarding a real estate transaction, a Lessor or Lessee should from the outset understand what type of agency relationship or representation it has with the agent or agents in the transaction. Lessor and Lessee acknowledge being advised by the Brokers in this transaction, as follows:

(i) Lessor's Agent. A Lessor's agent under a listing agreement with the Lessor acts as the agent for the Lessor only. A Lessor's agent or subagent has the following affirmative obligations: To the Lessor: A fiduciary duty of utmost care, integrity, honesty, and loyalty in dealings with the Lessor. To the Lessee and the Lessor: (a) Diligent exercise of reasonable skills and care in performance of the agent's duties. (b) A duty of honest and fair dealing and good faith. (c) A duty to disclose all facts known to the agent materially affecting the value or desirability of the property that are not known to, or within the diligent attention and observation of, the Parties. An agent is not obligated to reveal to either Party any confidential information obtained from the other Party which does not involve the affirmative duties set forth above.

(ii) Lessee's Agent. An agent can agree to act as agent for the Lessee only. In these situations, the agent is not the Lessor's agent, even if by agreement the agent may receive compensation for services rendered, either in full or in part from the Lessor. An agent acting only for a Lessee has the following affirmative obligations. To the Lessee: A fiduciary duty of utmost care, integrity, honesty, and loyalty in dealings with the Lessee. To the Lessee and the Lessor: (a) Diligent exercise of reasonable skills and care in performance of the agent's duties. (b) A duty of honest and fair dealing and good faith. (c) A duty to disclose all facts known to the agent materially affecting the value or desirability of the property that are not known to, or within the diligent attention and observation of, the Parties. An agent is not obligated to reveal to either Party any confidential information obtained from the other Party which does not involve the affirmative duties set forth above.

(iii) Agent Representing Both Lessor and Lessee. A real estate agent, either acting directly or through one or more associate licenses, can legally be the agent of both the Lessor and the Lessee in a transaction, but only with the knowledge and consent of both the Lessor and the Lessee. In a dual agency situation, the agent has the following affirmative obligations to both the Lessor and the Lessee: (a) A fiduciary duty of utmost care, integrity, honesty and loyalty in the dealings with either Lessor or the Lessee. (b) Other duties to the Lessor and the Lessee as stated above in subparagraphs (i) or (ii). In representing both Lessor and Lessee, the agent may not without the express permission of the respective Party, disclose to the other Party that the Lessor will accept rent in an amount less than that indicated in the listing or that the Lessee is willing to pay a higher rent than that offered. The above duties of the agent in a real estate transaction do not relieve a Lessor or Lessee from the responsibility to protect their own interests. Lessor and Lessee should carefully read all agreements to assure that they adequately express their understanding of the transaction. A real estate agent is a person qualified to advise about real estate. If legal or tax advice is desired, consult a competent professional.

(c) Buyer and Seller agree to identify to Brokers as "Confidential" any communication or information given Brokers that is considered by such Party to be confidential.

26. No Right To Holdover. Lessee has no right to retain possession of the Premises or any part thereof beyond the expiration or termination of this Lease. In the event that Lessee holds over, then the Base Rent shall be increased to 150% of the Base Rent applicable immediately preceding the expiration or termination. Nothing contained herein shall be construed as consent by Lessor to any holding over by Lessee.

27. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

28. Covenants and Conditions; Construction of Agreement. All provisions of this Lease to be observed or performed by Lessee are both covenants and conditions. In construing this Lease, all headings and titles are for the convenience of the Parties only and shall not be considered a part of this Lease. Whenever required by the context, the singular shall include the plural and vice versa. This Lease shall not be construed as if prepared by one of the Parties, but rather according to its fair meaning as a whole, as if both Parties had prepared it.

29. Binding Effect; Choice of Law. This Lease shall be binding upon the parties, their personal representatives, successors and assigns and be governed by the laws of the State in which the Premises are located. Any litigation between the Parties hereto concerning this Lease shall be initiated in the county in which the Premises are located.

30. Subordination; Attornment; Non-Disturbance.

30.1 Subordination. This Lease and any Option granted hereby shall be subject and subordinate to any ground lease, mortgage, deed of trust, or other hypothecation or security device (collectively, "Security Device"), now or hereafter placed upon the Premises, to any and all advances made on the security thereof, and to all renewals, modifications, and extensions thereof. Lessee agrees that the holders of any such Security Devices (in this Lease together referred to as "Lender") shall have no liability or obligation to perform any of the obligations of Lessor under this Lease. Any Lender may elect to have this Lease and/or any Option granted hereby superior to the lien of its Security Device by giving written notice thereof to Lessee, whereupon this Lease and such Options shall be deemed prior to such Security Device, notwithstanding the relative dates of the documentation or recordation thereof.

30.2 Attornment. In the event that Lessor transfers title to the Premises, or the Premises are acquired by another upon the foreclosure or termination of a Security Device to which this Lease is subordinated (i) Lessee shall, subject to the non-disturbance provisions of Paragraph 30.3, attorn to such new owner, and upon request, enter into a new lease, containing all of the terms and provisions of this Lease, with such new owner for the remainder of the term hereof, or, at the election of such new owner, this Lease shall automatically become a new Lease between Lessee and such new owner, upon all of the terms and conditions hereof, for the remainder of the term hereof, and (ii) Lessor shall thereafter be relieved of any further obligations hereunder and such new owner shall assume all of Lessor's obligations hereunder, except that such new owner shall not: (a) be liable for any act or omission of any prior lessor or with respect to events occurring prior to acquisition of ownership; (b) be subject to any offsets or defenses which Lessee might have against any prior lessor, (c) be bound by prepayment of more than one month's rent, or (d) be liable for the return of any security deposit paid to any prior lessor.

30.3 Non-Disturbance. With respect to Security Devices entered into by Lessor after the execution of this Lease, Lessee's subordination of this Lease shall be subject to receiving a commercially reasonable non-disturbance agreement (a "Non-Disturbance Agreement") from the Lender which Non-Disturbance Agreement provides that Lessee's possession of the Premises, and this Lease, including any options to extend the term hereof, will not be disturbed so long as Lessee is not in Breach hereof and attorns to the record owner of the Premises. Further, within 60 days after the execution of this Lease, Lessor shall use its commercially reasonable efforts to obtain a Non-Disturbance Agreement from the holder of any pre-existing Security Device which is secured by the Premises. In the event that Lessor is unable to provide the Non-Disturbance Agreement within said 60 days, then Lessee may, at Lessee's option, directly contact Lender and attempt to negotiate for the execution and delivery of a Non-Disturbance Agreement.

30.4 Self-Executing. The agreements contained in this Paragraph 30 shall be effective without the execution of any further documents; provided, however, that, upon written request from Lessor or a Lender in connection with a sale, financing or refinancing of the Premises, Lessee and Lessor shall execute such further writings as may be reasonably required to separately document any subordination, attornment and/or Non-Disturbance Agreement provided for herein.

31. Attorneys' Fees. If any Party or Broker brings an action or proceeding involving the Premises whether founded in tort, contract or equity, or to declare rights hereunder, the Prevailing Party (as hereafter defined) in any such proceeding, action, or appeal thereon, shall be entitled to reasonable attorneys' fees. Such fees may be awarded in the same suit or recovered in a separate suit, whether or not such action or proceeding is pursued to decision or judgment. The term, "Prevailing Party" shall include, without limitation, a Party or Broker who substantially obtains or defeats the relief sought, as the case may be, whether by compromise, settlement, judgment, or the abandonment by the other Party or Broker of its claim or defense. The attorneys' fees award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorneys' fees reasonably incurred. In addition, Lessor shall be entitled to attorneys' fees, costs and expenses incurred in the preparation and service of notices of Default and consultations in connection therewith, whether or not a legal action is subsequently commenced in connection with such Default or resulting Breach ($200 is a reasonable minimum per occurrence for such services and consultation).

32. Lessor's Access; Showing Premises; Repairs. Lessor and Lessor's agents shall have the right to enter the Premises at any time, in the case of an emergency, and otherwise at reasonable times and upon at least 24 hours prior written notice to Lessee for the purpose of showing the same to prospective purchasers, lenders, or tenants, and making such alterations, repairs, improvements or additions to the Premises as Lessor may deem necessary. All such activities shall be without abatement of rent or liability to Lessee. Lessor may at any time place on the Premises any ordinary "For Sale" signs and Lessor may during the last 6 months of the term hereof place on the Premises any ordinary "For Lease" signs. Lessee may at any time place on the Premises any ordinary "For Sublease" sign.

33. Auctions. Lessee shall not conduct, nor permit to be conducted, any auction upon the Premises without Lessor's prior written consent. Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to permit an auction.

34. Signs. Except for ordinary "For Sublease" signs which may be placed only on the Premises, Lessee shall not place any sign upon the Project without Lessor's prior written consent. All signs must comply with all Applicable Requirements. Lessor has agreed that both building and monument sign rights are granted to Lessee (at Lessee's sole cost and expense) from the Premises and as reasonably allowed by Lessor. Lessor will move one of the monument sign(s), at Lessor's sole cost, placing it in front of the Premises, the exact location to be determined between the parties.

35. Termination; Merger. Unless specifically stated otherwise in writing by Lessor, the voluntary or other surrender of this Lease by Lessee, the mutual termination or cancellation hereof, or a termination hereof by Lessor for Breach by Lessee, shall automatically terminate any sublease or lesser estate in the Premises; provided, however, that Lessor may elect to continue any one or all existing subtenancies. Lessor's failure within 10 days following any such event to elect to the contrary by written notice to the holder of any such lesser interest, shall constitute Lessor's election to have such event constitute the termination of such interest.

36. Consents. Except as otherwise provided herein, wherever in this Lease the consent of a Party is required to an act by or for the other Party, such consent shall not be unreasonably withheld or delayed. Lessor's actual reasonable costs and expenses (including but not limited to architects', attorneys', engineers' and other consultants' fees) incurred in the consideration of, or response to, a request by Lessee for any Lessor consent, including but not limited to consents to an assignment, a subletting or the presence or use of a Hazardous Substance, shall be paid by Lessee upon receipt of an invoice and supporting documentation therefor. Lessor's consent to any act, assignment or subletting shall not constitute an acknowledgment that no Default or Breach by Lessee of this Lease exists, nor shall such consent be deemed a waiver of any then existing Default or Breach, except as may be otherwise specifically stated in writing by Lessor at the time of such consent. The failure to specify herein any particular condition to Lessor's consent shall not preclude the imposition by Lessor at the time of consent of such further or other conditions as are then reasonable with reference to the particular matter for which consent is being given. In the event that either Party disagrees with any determination made by the other hereunder and reasonably requests the reasons for such determination, the determining party shall furnish its reasons in writing and in reasonable detail within 10 business days following such request.

37. Guarantor.

37.1 Execution. The Guarantors, if any, shall each execute a guaranty in the form most recently published by the American Industrial Real Estate Association, and each such Guarantor shall have the same obligations as Lessee under this Lease.

37.2 Default. It shall constitute a Default of the Lessee if any Guarantor fails or refuses, upon request to provide: (a) evidence of the execution of the guaranty, including the authority of the party signing on Guarantor's behalf to obligate Guarantor, and in the case of a corporate Guarantor, a certified copy of a resolution of its board of directors authorizing the making of such guaranty, (b) current financial statements, (c) an Estoppel Certificate, or (d) written confirmation that the guaranty is still in effect.

38. Quiet Possession. Subject to payment by Lessee of the Rent and performance of all of the covenants, conditions and provisions on Lessee's part to be observed and performed under this Lease, Lessee shall have quiet possession and quiet enjoyment of the Premises during the term hereof.

39. Options. If Lessee is granted an option, as defined below, then the following provisions shall apply.

39.1 Definition. "Option" shall mean: (a) the right to extend the term of or renew this Lease or to extend or renew any lease that Lessee has on other property of Lessor; (b) the right of first refusal or first offer to lease either the Premises or other property of Lessor; (c) the right to purchase or the right of first refusal to purchase the Premises or other property of Lessor.

39.2 Options Personal To Original Lessee. Any Option granted to Lessee in this Lease is personal to the original Lessee and those entities described in Paragraphs 12.2(i) and (j) to whom Lessee may assign this Lease or sublet all or a portion of the Premises without Lessor's prior written consent (collectively the "Preapproved Transferees"); and cannot be assigned or exercised by anyone other than said original Lessee and Preapproved Transferee and only while the original Lessee or Preapproved Transferee is in full possession of the Premises and, if requested by Lessor, with Lessee  or said Preapproved Transferee certifying that Lessee or said Preapproved Transferee has no intention of thereafter assigning or subletting.

39.3 Multiple Options. In the event that Lessee has any multiple Options to extend or renew this Lease, a later Option cannot be exercised unless the prior Options have been validly exercised.

39.4 Effect of Default on Options.

(a) Lessee shall have no right to exercise an Option: (i) during the period commencing with the giving of any notice of Default and continuing until said Default is cured, (ii) during the period of time any Rent is unpaid (without regard to whether notice thereof is given Lessee), (iii) during the time Lessee is in Breach of this Lease, or (iv) in the event that Lessee has been given 3 or more notices of separate Default, whether or not the Defaults are cured, during the 12 month period immediately preceding the exercise of the Option.

(b) The period of time within which an Option may be exercised shall not be extended or enlarged by reason of Lessee's inability to exercise an Option because of the provisions of Paragraph 39.4(a).

(c) An Option shall terminate and be of no further force or effect, notwithstanding Lessee's due and timely exercise of the Option, if, after such exercise and prior to the commencement of the extended term, (i) Lessee fails to pay Rent for a period of 30 days after such Rent becomes due (without any necessity of Lessor to give notice thereof), (ii) Lessor gives to Lessee 3 or more notices of separate Default during any 12 month period, whether or not the Defaults are cured, or (iii) if Lessee commits a Breach of this Lease.

40. Security Measures. Lessee hereby acknowledges that the Rent payable to Lessor hereunder does not include the cost of guard service or other security measures, and that Lessor shall have no obligation whatsoever to provide same. Lessee assumes all responsibility for the protection of the Premises, Lessee, its agents and invitees and their property from the acts of third parties.

41. Reservations. Lessor reserves the right: (i) to grant, without the consent or joinder of Lessee, such easements, rights and dedications that Lessor deems necessary, (ii) to cause the recordation of parcel maps and restrictions, and (iii) to create and/or install new utility raceways, so long as such easements, rights, dedications, maps, restrictions, and utility raceways do not unreasonably interfere with the use of the Premises by Lessee. Lessee agrees to sign any documents reasonably requested by Lessor to effectuate such rights.

42. Performance Under Protest. If at any time a dispute shall arise as to any amount or sum of money to be paid by one Party to the other under the provisions hereof, the Party against whom the obligation to pay the money is asserted shall have the right to make payment "under protest" and such payment shall not be regarded as a voluntary payment and there shall survive the right on the part of said Party to institute suit for recovery of such sum. If it shall be adjudged that there was no legal obligation on the part of said Party to pay such sum or any part thereof, said Party shall be entitled to recover such sum or so much thereof as it was not legally required to pay.

43. Authority. If either Party hereto is a corporation, trust, limited liability company, partnership, or similar entity, each individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on its behalf. Each party shall, within 30 days after request, deliver to the other party satisfactory evidence of such authority.

44. Conflict. Any conflict between the printed provisions of this Lease and the typewritten or handwritten provisions shall be controlled by the typewritten or handwritten provisions.

45. Offer. Preparation of this Lease by either party or their agent and submission of same to the other Party shall not be deemed an offer to lease to the other Party. This Lease is not intended to be binding until executed and delivered by all Parties hereto.

46. Amendments. This Lease may be modified only in writing, signed by the Parties in interest at the time of the modification. As long as they do not materially change Lessee's obligations hereunder, Lessee agrees to make such reasonable non-monetary modifications to this Lease as may be reasonably required by a Lender in connection with the obtaining of normal financing or refinancing of the Premises.

47. Multiple Parties. If more than one person or entity is named herein as either Lessor or Lessee, such multiple Parties shall have joint and several responsibility to comply with the terms of this Lease.

48. Waiver of Jury Trial. The Parties hereby waive their respective rights to trial by jury in any action or proceeding involving the Property or arising out of this Agreement.

49. Mediation and Arbitration of Disputes. An Addendum requiring the Mediation and/or the Arbitration of all disputes between the Parties and/or Brokers arising out of this Lease is not attached to this Lease.

LESSOR AND LESSEE HAVE CAREFULLY READ AND REVIEWED THIS LEASE AND EACH TERM AND PROVISION CONTAINED HEREIN, AN BY THE EXECUTION OF THIS LEASE SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE TIME THIS LEASE IS EXECUTED, THE TERMS OF THIS LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH RESPECT TO THE PREMISES. ATTENTION: NO REPRESENTATION OR RECOMMENDATION IS MADE BY THE AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION OR BY ANY BROKER AS TO THE LEGAL SUFFICIENCY, LEGAL EFFECT, OR TAX CONSEQUENCES OF THIS LEASE OR THE TRANSACTION TO WHICH IT RELATES. THE PARTIES ARE URGED TO:

1. SEEK ADVICE OF COUNSEL AS TO THE LEGAL AND TAX CONSEQUENCES OF THIS LEASE.

2. RETAIN APPROPRIATE CONSULTANTS TO REVIEW AND INVESTIGATE THE CONDITION OF THE PREMISES. SAID INVESTIGATION SHOULD INCLUDE BUT NOT BE LIMITED TO: THE POSSIBLE PRESENCE OF HAZARDOUS SUBSTANCES, THE ZONING OF THE PREMISES, THE STRUCTURAL INTEGRITY, THE CONDITION OF THE ROOF AND OPERATING SYSTEMS, COMPLIANCE WITH THE AMERICANS WITH DISABILITIES ACT AND THE SUITABILITY OF THE PREMISES FOR LESSEE'S INTENDED USE. WARNING: IF THE PREMISES ARE LOCATED IN A STATE OTHER THAN CALIFORNIA, CERTAIN PROVISIONS OF THE LEASE MAY NEED TO BE REVISED TO COMPLY WITH THE LAWS OF THE STATE IN WHICH THE PREMISES ARE LOCATED.

The parties hereto have executed this Lease at the place and on the dates specified above their respective signatures.

	Executed at: 1:00 p.m.	Executed at: 4:50 p.m.
	on: August 6, 2002	on: August 5, 2002
	By LESSOR: Star One Credit Union, a Califonria Credit Union	By LESSEE: Logic Devices Inc., a California corporation
	By: /s/ Gary Rodrigues	By: /s/ K. Lauris
	Name Printed: Gary Rodrigues	Name Printed: Kimiko Lauris
	Title: EVP	Title: CFO
	By: /s/ Rick Heldebrant	By: /s/ William J. Volz
	Name Printed: Rixk Heldebrant	Name Printed: William J. Volz
	Title: President	Title: President
Address:	166 8th Avenue, Bldg. 166	Address:
Sunnyvale, CA 94089
	Telephone: (408) 742-2801	Telephone: (408) 542-5400
	Facsimile: (408) 742- 2867	Facsimile: (408) 542-5444
	Federal ID No. 94-6069237	Federal ID No. 94-2893789

ADDENDUM NO. 1 TO STANDARD INDUSTRIAL/COMMERICAL MULTI-TENANT - NET

This Addendum No. 1 to that certain Standard Industrial/Commerical Multi-Tenant - Net dated, for reference purposes only, as of July 8, 2002 (the "Lease"), by and between Star One Credit Union, a California Credit Union ("Lessor" or "Landlord") and Logic Devices, Inc., a California corporation ("Lessee" or "Tenant"). Lessor and Lessee hereby agree to modify, clarify and supplement the Lease as more particularly set forth below:

1. Rental Schedule.

Months

NNN Rent/Month

01-02	$0.00 (Lessee shall not pay NNN expenses during this period)
03-12	$16,890.50
13-24	$17,351.15
25-36	$17,965.35
37-48	$18,579.55
49-60	$19,040.20

2. Capitalized Terms. Except as otherwise expressly provided herein, the capitalized terms and phrases in this Addendum No. 1 shall have the same meaning as are given such terms in the Lease.

3. Lessee's Representatives and Warranties. Lessee covenants and warrants as of the date of execution of the Lease the following:

A. Lessee has the financial strength and assets to meet all of its obligations under the terms and conditions of the Lease.
B. To the actual knowledge of Lessee, at the time of execution of the Lease, neither Lessee nor any Lessee affiliate is:
(1) In default under any material terms or conditions of any other lease for real property beyond any applicable cure period.
(2) In foreclosure of any real property owned by Lessee.
(3) Under the protection of any bankruptcy laws.
C. Each individual executing this Addendum No. 1 on behalf of Lessee is duly authorized to execute and deliver this Addendum No. 1 on behalf of Lessee.

4. Interpretation. The doctrine that ambiguities in a written agreement shall be construed against the drafting party shall not be employed in connection with this Addendum No. 1. This Addendum No. 1 shall be construed or interpreted in accordance with its fair meaning. In the event of any conflict or inconsistency between the terms of this Addendum No. 1 and the Lease, the terms of this Addendum No. 1 shall control.

5. Right of First Refusal. Provided that Lease is not in default under the Lease beyond any applicable cure or grace period, Lessee shall have a right of first refusal to lease the balance of the Building exclusive of the Premises, or such applicable portion thereof (hereinafter the "First Refusal Space"), pursuant to the terms of the immediately preceding sentence, at any time during the Term of the Lease, Lessor receives an offer from a third party to lease any portion of the First Refusal Space (and such offer is acceptable to Lessor) or if Lessor desires to lease any portion of the First Refusal Space to an unaffiliated third party, then Lessor shall give Lessee written notice of the terms and conditions on which such third party is willing to lease the First Refusal Space to an unaffiliated third party, as the case may be ("Offer") and Lessee shall have a right of first refusal to lease the First Refusal Space on the same terms and conditions set forth in the Offer. Lessee may exercise its right of first refusal hereunder by giving Lessor written notice of such exercise within seven (7) business days after the date of Lessee's receipt of the Offer. Lessee's failure to give written notice of its exercise of the right of first refusal within said seven (7) business day period referred to above shall be deemed Lessee's waiver of its right of first refusal to lease the First Refusal Space as provided herein. If Lessee fives timely written notice of its exercise of the right of first refusal, then Lessor shall prepare an amendment to this Lease that incorporates the First Refusal

 Space into the Premises or a new lease covering the First Refusal Space on the applicable terms and conditions set forth in the Offer and otherwise on the terms and conditions set forth in this Lease. Lessor and Lessee agree to execute an amendment to this Lease that incorporates the First Refusal Space as contemplated herein within ten (10) days after Lessor delivers the same to Lessee. If Lessee fails to timely exercise its right of first refusal in accordance with the terms set forth above, then Lessee's right of first refusal with respect to the First Refusal Space shall be deemed terminated and Lessor shall have the unfettered right, notwithstanding the provisions of this Paragraph 5 above, to lease the First Refusal Space to a third party in accordance with the terms set forth above, such third party shall be deemed to lease such First Refusal Space free and clear of any rights of Lessee to such First Refusal Space. If, however, Lessor has not leased the First Refusal Space to a third party as provided above within one hundred twenty (120) days following the date Lessee waives its right of first refusal or the date such right of first refusal lapses without Lessee having timely exercised such right, then Lessee's right of first refusal shall revive automatically.

6. Option to Extend. Lessor hereby grants to Lessee the option to extend the Lease Term for one (1) additional period of five (5) years (the "Extended Term"), on the following terms and conditions:

A. Lessee shall five Lessor written notice of its exercise of the option to extend the Lease Term for the Extended Term no sooner than nine (9) and no later than six (6) months before the date the Lease Term would end but for said exercise. Time is of the essence.

B. Lessee may not extend the Lease Term pursuant to this Paragraph 6 if Lessee is in default in the performance of any of the material terms and conditions of this Lease beyond any applicable cure or grace period at the time of Lessee's notice of exercise of this option. If Lessee is in material default under this Lease beyond any applicable cure or grace period on the date that the Extended Term is to commence, then Lessor may elect to terminate this Lease notwithstanding any notice given by Lessee of the exercise of its option to extend.

C. All terms and conditions of this Lease shall apply during the Extended Term, except that the monthly Base Rent for the Extended Term shall be determined in accordance with Paragraph 7 below.

D. Upon the extension of the Lease Term pursuant to this Paragraph 6, the term "Lease Term" as used in this Lease shall thereafter include that Extended Term and the expiration date of the Lease shall be the expiration date of the Extended Term.

7. Monthly Base Rent During Extended Term. If Lessee elects to extend the Lease Term pursuant to Paragraph 6 above, the monthly Base Rent for the Extended Term shall be an amount equal to ninety-five percent (95%) of the fair market rental value of the Premises in relation to market conditions as of the beginning date of the Extended Term (including, but not limited to, rental rates for comparable space with comparable tenant improvements (excluding tenant improvements paid for solely by Lessee) and taking into consideration any adjustments to rent based upon direct costs (operating expenses) and taxes, and/or cost of living or other rental adjustments; the size of the space; and any other factors which affect market rental values at the time of extension). The monthly Base Rent for the Extended Term shall be determined as follows:

A. Mutual Agreement. After timely receipt by Lessor of Lessee's notice of exercise of the option to extend the Lease Term, Lessor and Lessee shall have a period of thirty (30) days in which to agree on the monthly Base Rent for the Extended Term. If Lessor and Lessee agree on said monthly Base Rent during that period, they shall immediately execute an amendment to this Lease stating the monthly Base Rent for the Extended Term. If Lessor and Lessee are unable to agree on the monthly Base Rent for the Extended Term as aforesaid, the provisions of Paragraph 7B below shall apply.

B. Appraisal. Within ten (10) days after the expiration of the thirty (30) day period described in Paragraph 7A above, each party, at its cost and by giving notice to the other party, shall appoint a licensed, commercial real estate broker with at least ten (10) years commercial brokerage experience in the County in which the Premises is located, to determine the fair market rental value of the Premises. If a party does not appoint such a broker within ten (10) days after the other party has given notice of the name of its broker, the single broker appointed shall be the sold broker and shall set the fair market rental value. The cost of such sole broker shall be borne equally by the parties. If two brokers are appointed by the parties as provided in this Paragraph 7B, the two brokers shall each separately determine the fair market rental value of the Premises within twenty (20) days of the date the last of such two brokers is selected. In addition, during such twenty day period, the two brokers shall select a third broker meeting the qualifications above who will be required to determine which of the fair market rental valuations determined by the two original brokers is closer to the fair market rental value of the Premises as determined by the third broker. If the parties cannot agree on the third broker within such twenty (20) day period, then either of the parties to this Lease, by giving ten (10) days notice to the other party, may apply to the presiding judge of the Superior Court of the County in which the Premises is located for the selection of a third broker who meets the qualifications stated above. The two original brokers shall submit their respective valuations to the third broker within ten (10) days following the date the third broker is selected. Once the third broker has been selected as provided above, then, as soon as practicable but in any case within twenty (20) days thereafter, the third broker shall select one of the two fair market rental valuations submitted by the two original brokers selected by the parties, which valuaton shall be the one that is closer to the fair market rental value as determined by the third broker. The third broker's selection shall be rendered in writing to both Lessor and Lessee and shall be final and binding upon them and shall not be subject to appeal. The party whose valuation is not chosen by the third broker shall pay the costs of the third broker.

8. Lessor's Early Termination Option. Lessor may elect to terminate the Lease on or after the last day of the Original Term (the "Early Termination") in accordance with the provisions of this Paragraph 8.

A. In order to effect such Early Termination, Lessor shall deliver to Lessee written notice (the "Early Termination Notice"), specifying a date for early termination of the Lease, which date shall be on or after the last day of the Original Term and which date shall be at least six (6) months from delivery of the Early Termination Notice (the "Early Termination Date"). Lessee shall deliver possession of the Premises to Lessor on the Early Termination Date. Concurrent with Lessee's delivery of possession of the Premises to Lessor, Lessor shall pay to Lessee the unamortized cost of any Tenant Improvements or Alterations to the Premises paid for by Lessee and approved by Lessor in accordance with Paragraph 7.3(b) of the Lease. For purposes of this Paragraph 8A, the amortization period for said Tenant Improvements or Alterations shall begin upon the date of completion thereof by Lessee and shall end as of the last day of the Extended Term of this Lease.

B. Lessor may affect Early Termination pursuant to this Paragraph 8 solely for the purpose of allowing Lessor to occupy and expand into the Premises.

C. IF LESSOR EXERCISES THE EARLY TERMINATION RIGHT BUT DOES NOT OCCUPY THE PREMISES WITHIN NINE (9) MONTHS FOLLOWING SUCH EXERCISE (AND FOR AT LEAST ONE (1) YEAR), THEN LESSOR SHALL VE IN DEFAULT HEREUNDER. IF LESSOR IS IN DEFAULT OF THE IMMEDIATELY PRECEDING SENTECE, LESSOR SHALL PAY LIQUIDATED DAMAGES TO LESSEE IN THE AMOUNT OF $100,000.00. THE PARTIES ACKNOWLEDGE THAT LESSEE'S ACTUAL DAMAGES IN THE EVENT OF A DEFAULT BY LESSOR UNDER THIS PARAGRAPH 8 WOULD BE EXTREMELY DIFFICULT OR IMPRACTICABLE TO DETERMINE. THEREFORE, BY PLACING THEIR SIGNATURES BELOW, THE PARTIES ACKNOWLEDGE THAT THE SUM OF $100,000.00 HAS BEEN AGREED UPON, AFTER NEGOTIATION, AS THE PARTIES' REASONABLE ESTIMATE OF LESSEE'S DAMAGES AND AS LESSEE'S EXCLUSIVE REMEDY AGAINST LESSOR IN THE EVENT LESSOR DEFAULTS UNDER THE PROVISIONS OF THIS PARAGRAPH 8C.

D. The right to terminate this Lease early pursuant to the terms of this Paragraph 8 is personal to Star One Credit Union (and cannot be assigned or transferred) and any exercise of such right by any person or entity other than Star One Credit Union shall be void and of no force or effect.

LOGIC DEVICES, INC.,	STAR ONE CREDIT UNION,
a California corporation	a California credit union

By: /s/ K. Lauris, CFO	By: /s/ Gary Rodrigues, EVP
By:	By: /s/ Rick Heldebrandt, President

Exhibit A

395 Java Drive, Sunnyvale

Tenant Improvements provided by Landlord

1. Add +/- 12' x 24' conference room. Sheetrock 12' wall, 24' wall to be glass panels.

2. Add +/- 12' x 24' conference room. Glass panel walls on both sides.

3. Cut in open window area and add counter.

4. Add approximately 6' double glass doors.

5. This room is included in the premises.

6. Fully demise and secure the premises to code.

7. Replace all damaged ceiling tiles.

8. Construct, on a concrete slab, a 4' x 24', 8' high cyclone fence with wood slats at the rear exterior of the premises. Exact location to be determined.

9. Provide a minimum 600 amp, 277/480 volt electrical service.

Drawings Not Exact/Not To Scale - Drawing of the Premises - Not included in Form 10-K filing.

Exhibit B

Drawing of the Project - Not included in Form 10-K filing.

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

b.  One-Time Grants. Upon approval of the Plan by the shareholders of the Company, two non-employee directors, Mr. Howard Farkas and Mr. Burton Kanter, shall each be automatically awarded Non-Qualified Options to purchase 75,000 Shares, and Mr. William Volz, an employee director, shall be automatically awarded a Non-Qualified Option to purchase 200,000 Shares. Upon joining the Board on September 15, 1999, Mr. Fredric Harris shall be automatically awarded a Non-Qualified Option to purchase 25,000 Shares. On April 2, 2002, Mr. William Volz surrendered, returned, and relinquished the options included in the foregoing award to Mr. Volz. In addition, on May 20, 2002, each of the Company's non-employee directors on such date, Mr. Howard Farkas, Mr. Albert Morrison, Mr. Joel Kanter and Mr. Fredric Harris, shall each be automatically awarded a Non-Qualified Option to purchase 50,000 Shares.

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

EXHIBIT 23.1

Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statement No. 333-32819 of LOGIC Devices Incorporated on Form S-8 and Registration Statement No. 333-16591 of LOGIC Devices Incorporated on Form S-3, of our report dated November 6, 2002, appearing in this Annual Report on Form 10-K of LOGIC Devices Incorporated for the years ended September 29, 2002 and September 30, 2001.

  /s/  Hood & Strong LLP

Hood and Strong LLP

Menlo Park, California

December 9, 2002

EXHIBIT 23.2

Consent of Independent Certified Public Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-16591) and Form S-8 (No. 333-32819) of LOGIC Devices Incorporated of our report dated November 7, 2000, relating to the consolidated financial statements and schedule as of and for the year ended October 1, 2000, which appears in this Form 10-K.

  /s/  BDO Seidman, LLP

BDO Seidman, LLP

San Francisco, California

December 9, 2002

EXHIBIT 99.1

Certification of Principal Executive Officer and Chief Financial Officer

We, William J. Volz, President and Principal Executive Officer, and Kimiko Milheim, Chief Financial Officer, of LOGIC Devices Incorporated (the Company), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on our knowledge:

(1)

the Annual Report on Form 10-K of the registrant, to which this certification is attached as an exhibit (the Report), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 10, 2002	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Dated: December 10, 2002	By: /s/ Kimiko Milheim
Kimiko Milheim, Chief Financial Officer