Form 10-Q
period 2002-12-29
LOGIC DEVICES INC
filed 2003-01-31
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

December 29, 2002

Commission File Number

0-17187

LOGIC Devices Incorporated

(Exact name of registrant as specified in its charter)

California

94-2893789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

395 West Java Drive, Sunnyvale, California 94089

(Address of principal executive offices)
(Zip Code)

(408) 542-5400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On January 29, 2003, 6,630,688 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets

	December 29, 2002	September 29, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,477,500	$ 1,061,100
Accounts receivable, net of allowance for doubtful accounts
of $20,000	796,300	2,795,900
Inventories	9,447,300	9,591,100
Prepaid expenses	359,600	525,900
Total current assets	13,080,700	13,974,000

Property and equipment, net	908,500	930,900
Other assets	23,300	21,700

	$ 14,012,500	$ 14,926,600
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 157,800	$ 129,100
Accrued payroll and vacation	116,700	148,000
Accrued commissions	21,600	18,800
Other accrued expenses	13,400	900
Capital lease obligations, current portion	-	2,900
Total current liabilities	309,500	299,700

Deferred rent	35,300	-
Total liabilities	344,800	299,700

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,852,888 shares issued and 6,852,888 shares issued
and outstanding, respectively	18,539,900	18,539,900
Additional paid-in capital	100,000	100,000
Accumulated deficit	(4,738,500)	(4,013,000)
	13,901,400	14,626,900
Less treasury stock, 222,200 and 0 shares at cost, respectively	(233,700)	-

Total shareholders' equity	13,667,700	14,626,900

	$ 14,012,500	$ 14,926,600

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	December 29, 2002	December 30, 2001

Net revenues	$ 1,322,700	$ 1,771,200

Cost of revenues	1,083,400	1,330,100

Gross margin	239,300	441,100

Operating expenses:
Research and development	391,200	567,800
Selling, general, and administrative	573,500	432,700
Total operating expenses	964,700	1,000,500

Loss from operations	(725,400)	(559,400)

Other (expense) income, net	(100)	5,200

Loss before provision for income taxes	(725,500)	(554,200)

Provision for incomes taxes	-	-

Net loss	$ (725,500)	$ (554,200)

Basic and diluted loss per common share	$ (0.11)	$ (0.08)

Basic weighted average common shares outstanding	6,704,755	6,843,471

Diluted weighted average common shares outstanding	6,704,755	7,036,968

See accompanying notes to financial statements.

Statements of Cash Flows

(unaudited)

	For the fiscal quarter ended:
	December 29, 2002	December 30, 2001

Cash flows from operating activities:
Net loss	$ (725,500)	$ (554,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	122,800	241,400
Loss (gain) on disposal of capital equipment	300	(10,500)
Deferred rent	35,300	-
Change in operating assets and liabilities:
Accounts receivable	1,999,600	(696,100)
Inventories	143,800	597,300
Prepaid expenses	166,300	(65,800)
Accounts payable	28,700	21,100
Accrued payroll and vacation	(31,300)	(87,600)
Accrued commissions	2,800	(8,600)
Other accrued expenses	12,500	77,500
Income taxes payable	-	(900)
Net cash provided by (used in) operating activities	1,755,300	(486,400)

Cash flows from investing activities:
Capital expenditures	(100,700)	(20,200)
Other assets	(1,600)	400
Net cash used in investing activities	(102,300)	(19,800)

Cash flows from financing activities:
Repurchase of Company common stock	(233,700)	-
Proceeds from exercise of common stock options	-	13,400
Proceeds from bank borrowings	-	500,000
Repayment of capital lease obligations	(2,900)	(21,800)
Net cash (used in) provided by financing activities	(236,600)	491,600

Net increase (decrease) in cash and cash equivalents	1,416,400	(14,600)

Cash and cash equivalents, beginning of period	1,061,100	217,500

Cash and cash equivalents, end of period	$ 2,477,500	$ 202,900

See accompanying notes to financial statements.

Notes to Financial Statements

(unaudited)

(A)	Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 29, 2002 and September 30, 2001, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended December 29, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

(B)	Inventories
A summary of inventories follows:
		December 29, 2002	September 29, 2002

	Raw materials	$ 1,158,700	$ 1,232,600
	Work in process	6,737,800	6,967,500
	Finished goods	1,550,800	1,391,000

		$ 9,447,300	$ 9,591,100

Based on forecasted fiscal year 2003 sales levels, the Company has on-hand inventories aggregating approximately 20 months of sales.
(C)	Shareholders' Equity

On October 9, 2002, the Board of Directors of the Company authorized the repurchase of up to $500,000 of its common stock. As of December 29, 2002, the Company has repurchased $233,700 of its common stock on the open market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some forward-looking statements are identified by words, such as "believe," "expect," "anticipate, "project," and similar expressions. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to, operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" in the Annual Report on Form 10-K for the Company's fiscal year ended September 29, 2002 and elsewhere in the Management's Discussion and Analysis of Financial Condition and Results of Operations, in such Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

Net revenues decreased 25 percent, from $1,771,200 for the fiscal quarter ended December 30, 2001, to $1,322,700 for the fiscal quarter ended December 29, 2002. This decrease was the result of the continued downturn in the industry and economy. In addition, these difficult times were made even more challenging by the Company's lack of new product introductions in the past few years.

Expenses

Cost of revenues decreased 19 percent, from $1,330,100 in the fiscal quarter ended December 30, 2001, to $1,083,400 in the fiscal quarter ended December 29, 2002. This decrease was the result of the decrease in the Company's sales. The Company's gross margin as a percentage of revenues decreased seven percent from 25 percent for the fiscal 2002 quarter to 18 percent for the fiscal 2003 quarter. This decrease was the result of some manufacturing costs being fixed and from an increase in the Company's inventory reserve for slow-moving items, aggregating $175,000, during the fiscal 2003 quarter.

Research and development expense decreased 31 percent, from $567,800 in the fiscal quarter ended December 30, 2001, to $391,200 in the fiscal quarter ended December 29, 2002. If the Company's revenues had remained consistent, research and development expenditures would be 22 percent of revenues, which is close to the Company's goal of 20 percent. While the Company continues its attempts to control costs, it believes research and development is vital for growing future revenues.

Selling, general and administrative expense increased 32 percent, from $432,700 in the fiscal quarter ended December 30, 2001, to $573,500 in the fiscal quarter ended December 29, 2002. This increase was the result of moving expenses for the relocation of the Company's headquarters, legal expenses for negotiating new leases and preparing for the potential delisting of the Company's common stock from the NASDAQ National Market that was averted, additional rent on the old headquarters prior to moving out, and higher insurance costs. In addition, according to accounting principles generally accepted in the United States of America, the Company was required to record $35,300 of deferred rent expense for the difference between actual rent paid for our new facility and the average rent expense for the five-year lease period.

7

Although the Company's net revenues decreased $448,500 from the fiscal 2002 quarter to the fiscal 2003 quarter, its loss from operations increased by only $166,000, from $559,400 for the fiscal 2002 quarter to $725,400 in the fiscal 2003 quarter.

The Company had $100 of other expense for the fiscal 2003 quarter, compared to $5,200 of other income in the fiscal 2002 quarter. There were no unusual items in either fiscal quarter.

As a result of the foregoing, the Company had a net loss of $725,500 for the fiscal quarter ended December 29, 2002, compared to a net loss of $554,200 for the fiscal quarter ended December 30, 2001.

Liquidity and Capital Resources

Cash Flows

Even though the Company had a net loss of $725,500, it produced $1,755,300 of net cash from operations during the fiscal quarter ended December 29, 2002. This was mainly the result of a decrease in accounts receivable of $1,999,600 resulting from collections, a decrease in inventory of approximately $143,800, and a decrease in prepaid expenses of $166,300. At the same time, the Company did not use a large amount of cash to reduce liabilities, as it has carried less than $500,000 in liabilities since the fiscal quarter ended June 30, 2002. The Company used some of this cash from operations to purchase capital assets aggregating $100,700 and to fund the repurchase of $233,700 of its common stock on the open market.

During the fiscal quarter ended December 30, 2001, the Company used net cash in operations of $486,400, as the result of its net loss of $554,200 for the fiscal quarter. While the downturn in the industry and economy resulted in many customers paying 14 to 30 days past due, the Company attempted to maintain its prompt payment terms with its vendors. Therefore, while accounts receivable increased by approximately $696,100, accounts payable increased only slightly by $21,100. The Company was also fortunate to use a large amount of existing inventory to ship the quarter's sales, resulting in a decrease of $597,300 in inventory. During the quarter, the Company drew down $500,000 on its line of credit while reducing capital lease obligations by $21,800 and purchasing $20,200 in capital assets. The Company also received $13,400 from the exercise of common stock options by two employees.

Working Capital

The Company's accounts receivable often equals approximately half to two-thirds its revenues, as many of its customers tend to request shipment during the latter portion of the fiscal quarter. Therefore, a large portion of the Company's accounts receivable are typically not due at quarter-end, according to the Company's net 30 terms. The Company continues to work to accelerate collections and to work closely with customers to spread their orders and shipments throughout the quarter, which helps reduce the ending accounts receivable balance. In fiscal 2002, the Company had an unusually high accounts receivable balance due to one customer having a large balance with portions being past due and other portions being on special 90-day terms. These receivables were subsequently collected.

As a nature of its business, the Company's investment in inventories has been, and will continue to be, significant (at forecasted fiscal 2003 sales levels, on-hand inventories approximate 20 months of sales). However, the Company does not anticipate the current slump in the industry and economy to continue indefinitely. In addition, the Company's products have long product life cycles. Although high levels of inventory impact liquidity, the Company believes these costs are a less costly alternative to owning a wafer fabrication facility.

8

During fiscal 2002, the Company reduced its inventory by 18%, or $2,104,600. The Company plans to continue its efforts to reduce inventory during fiscal 2003 and in future periods. The Company provides reserves for product material that is over one-year old and has no backlog or sales activity, and for future obsolescence. The Company also takes physical inventory write-downs for obsolescence and slow-moving items. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve provides a reasonable estimate of the recoverability of inventories.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions taken in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of December 29, 2002, it holds approximately $2.5 million in cash reserves and its anticipated cash usage for operations is approximately equal to or less than its current revenue rate. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products.

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

Item 4.  Controls and Procedures

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

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

b. The following reports on Form 8-K were filed during the fiscal quarter for which this report is filed:
1.	Form 8-K filed October 10, 2002, announcing the Board's authorization for a repurchase plan of up to $500,000 of the Company's common stock on the open market.
2.

Form 8-K filed October 22, 2002, announcing the receipt of a NASDAQ Staff Determination Letter stating the Company failed to comply with certain requirements for continued listing on the NASDAQ National Market, and the Company's request for an appeals hearing responding to the aforementioned Staff Determination Letter.

10
3.

Form 8-K filed November 8, 2002, announcing the receipt of a letter from the NASDAQ Listing Qualifications Hearings department stating the Company was in compliance with continued listing requirements, so the Company's common stock would continue to be listed on the NASDAQ National Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: January 30, 2003	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer

Date: January 30, 2003	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

CERTIFICATIONS

I, William J. Volz, President and Principal Executive Officer of LOGIC Devices Incorporated, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the registrant.
(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations, and cash flows for the registrant, as of, and for, the periods presented in this quarterly report.

(4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

	(b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, based on our evaluation as of the Evaluation Date.
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
(6)

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 30, 2003	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

I, Kimiko Milheim, Chief Financial Officer of LOGIC Devices Incorporated, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the registrant.
(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations, and cash flows for the registrant, as of, and for, the periods presented in this quarterly report.

(4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

	(b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, based on our evaluation as of the Evaluation Date.
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
(6)

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 30, 2003	By: /s/ Kimiko Milheim
Kimiko Milheim, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.4] (2)
10.4	Rights Agreement, dated April 30, 1997. [1] (4)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
99.1	Certifications of Principal Executive Officer and Chief Financial Officer.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2)	Annual Report on Form 10-K for the fiscal year ended September 29, 2002, as filed with the SEC on December 10, 2002.
(3)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4)	Registration Statement on Form 8-A, as filed with the SEC on May 5, 1997 [Registration No. 000-17187].
(5)	Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.

EXHIBIT 99.1

Certification of Principal Executive Officer and Chief Financial Officer

We, William J. Volz, President and Principal Executive Officer, and Kimiko Milheim, Chief Financial Officer, of LOGIC Devices Incorporated (the Company), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on our knowledge:

(1)

the Quarterly Report on Form 10-Q of the registrant, to which this certification is attached as an exhibit (the Report), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 30, 2003	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Dated: January 30, 2003	By: /s/ Kimiko Milheim
Kimiko Milheim, Chief Financial Officer