Form 10-Q
period 2003-03-30
LOGIC DEVICES INC
filed 2003-05-12
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 30, 2003

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On May 9, 2003, 6,630,688 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets

	March 30, 2003	September 29, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,385,600	$ 1,061,100
Accounts receivable, net of allowance for doubtful accounts
of $20,000	766,700	2,795,900
Inventories	9,091,500	9,591,100
Prepaid expenses	281,400	525,900
Total current assets	12,525,200	13,974,000

Property and equipment, net	915,800	930,900
Other assets	20,900	21,700

	$ 13,461,900	$ 14,926,600
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 17,000	$ 129,100
Accrued payroll and vacation	144,100	148,000
Accrued commissions	41,600	18,800
Other accrued expenses	-	900
Capital lease obligations, current portion	-	2,900
Total current liabilities	202,700	299,700

Deferred rent	36,900	-
Total liabilities	239,600	299,700

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,630,688 and 6,852,888 shares issued and outstanding,
respectively	18,306,200	18,539,900
Additional paid-in capital	100,000	100,000
Accumulated deficit	(5,183,900)	(4,013,000)
Total shareholders' equity	13,222,300	14,626,900

	$ 13,461,900	$ 14,926,600

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	March 30, 2003	March 31, 2002

Net revenues	$ 1,366,200	$ 1,120,300

Cost of revenues	882,900	915,300

Gross margin	483,300	205,000

Operating expenses:
Research and development	425,000	459,200
Selling, general, and administrative	511,400	557,400
Total operating expenses	936,400	1,016,600

Loss from operations	(453,100)	(811,600)

Other income (expense), net	8,500	(22,200)

Loss before provision for income taxes	(444,600)	(833,800)

Provision for incomes taxes	800	6,500

Net loss	$ (445,400)	$ (840,300)

Basic and diluted loss per common share	$ (0.07)	$ (0.12)

Basic and diluted weighted average common shares outstanding	6,630,688	6,851,138

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the six fiscal months ended:
	March 30, 2003	March 31, 2002

Net revenues	$ 2,688,900	$ 2,891,500

Cost of revenues	1,966,300	2,245,400

Gross margin	722,600	646,100

Operating expenses:
Research and development	816,200	1,027,000
Selling, general, and administrative	1,084,900	990,100
Total operating expenses	1,901,100	2,017,100

Loss from operations	(1,178,500)	(1,371,000)

Other income (expense), net	8,400	(17,000)

Loss before provision for income taxes	(1,170,100)	(1,388,000)

Provision for incomes taxes	800	6,500

Net loss	$ (1,170,900)	$ (1,394,500)

Basic and diluted loss per common share	$ (0.18)	$ (0.20)

Basic and diluted weighted average common shares outstanding	6,667,721	6,844,930

See accompanying notes to financial statements.

Statements of Cash Flows

(unaudited)

	For the six fiscal months ended:
	March 30, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$ (1,170,900)	$ (1,394,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	223,900	426,900
Loss (gain) on disposal of capital equipment	300	(10,500)
Deferred rent	36,900	-
Change in operating assets and liabilities:
Accounts receivable	2,029,200	(814,800)
Inventories	499,600	1,136,700
Prepaid expenses	244,500	(100,500)
Accounts payable	(112,100)	(1,200)
Accrued payroll and vacation	(3,900)	(20,800)
Accrued commissions	22,800	200
Accrued insurance	-	51,600
Other accrued expenses	(900)	(3,800)
Income taxes payable	-	(1,900)
Net cash provided by (used in) operating activities	1,769,400	(732,600)

Cash flows from investing activities:
Capital expenditures	(209,100)	(27,000)
Other assets	800	300
Net cash used in investing activities	(208,300)	(26,700)

Cash flows from financing activities:
Repurchase of Company common stock	(233,700)	-
Proceeds from exercise of common stock options	-	17,200
Proceeds from bank borrowings	-	750,000
Repayment of capital lease obligations	(2,900)	(30,700)
Net cash (used in) provided by financing activities	(236,600)	736,500

Net increase (decrease) in cash and cash equivalents	1,324,500	(22,800)

Cash and cash equivalents, beginning of period	1,061,100	217,500

Cash and cash equivalents, end of period	$ 2,385,600	$ 194,700

See accompanying notes to financial statements.

Notes to Financial Statements

(unaudited)

(A)	Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 29, 2002 and September 30, 2001, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim periods ended March 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

(B)	Inventories
A summary of inventories follows:
		March 30, 2003	September 29, 2002

	Raw materials	$ 1,078,000	$ 1,232,600
	Work-in-process	6,958,400	6,967,500
	Finished goods	1,055,100	1,391,000

		$ 9,091,500	$ 9,591,100
Based on forecasted fiscal year 2003 sales levels, the Company has on-hand inventories aggregating approximately 20 months of sales.
(C)	Shareholders' Equity
Repurchase Plan

On October 9, 2002, the Board of Directors of the Company authorized the repurchase of up to $500,000 of its common stock. As of March 30, 2003, the Company had repurchased 222,200 shares of its common stock on the open market for $233,700.

Common Stock Option Plans

The Company issues common stock options to its employees, certain consultants, and certain of its board members. The Company accounts for these stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation:

	Fiscal quarter ended		Six fiscal months ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002

Net loss, as reported	$ (445,400)	$ (840,300)	$(1,170,900)	$(1,394,500)
SFAS No. 123 expense	12,600	61,000	25,200	122,000

Pro forma net loss	$ (458,000)	$ (901,300)	$(1,196,100)	$(1,516,500)

Basic and diluted net loss per share, as reported	$ (0.07)	$ (0.12)	$ (0.18)	$ (0.20)

Pro forma basic and diluted net loss per share	$ (0.07)	$ (0.12)	$ (0.18)	$ (0.20)
For purposes of pro forma disclosure, the estimated fair value of the options is expensed over the vesting period of the related options.

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

Results of Operations

Revenues

Net revenues increased 18 percent, from $1,120,300 for the fiscal quarter ended March 31, 2002, to $1,322,700 for the fiscal quarter ended March 30, 2003. While the downturn in the industry and the economy continued, the Company enjoyed a slight increase in its commercial bookings.

Expenses

Cost of revenues decreased four percent, from $915,300 in the fiscal quarter ended March 31, 2002, to $882,900 in the fiscal quarter ended March 30, 2003. The Company's gross margin as a percentage of revenues increased 17 percent from 18 percent for the fiscal 2002 quarter to 35 percent for the fiscal 2003 quarter. This increase in gross margin resulted from the Company's efforts to control and reduce manufacturing costs over the past few years and from the sale of some zero-cost, obsolete parts during the fiscal 2003 quarter.

Research and development expense decreased seven percent, from $459,200 in the fiscal quarter ended March 31, 2002, to $425,000 in the fiscal quarter ended March 30, 2003. While the Company continues to try to control its costs, it believes the development of new products is vital to the growth of the Company and intends to focus its efforts on research and development activities.

Selling, general and administrative expense decreased eight percent, from $557,400 in the fiscal quarter ended March 31, 2002, to $511,400 in the fiscal quarter ended March 30, 2003. The Company recently moved to a new facility, which saved approximately $40,000 in the 2003 quarter, as a result of a reduction in rented space and the current market conditions resulting in substantially reduced rental rates.

The Company's increase in revenues and decreases in all expense categories resulted in the Company recording a loss from operations of only $453,100 for the fiscal 2003 quarter, compared to a loss from operations of $811,600 in the fiscal 2002 quarter.

The Company had $8,500 of other income in the fiscal quarter ended March 30, 2003 compared to $22,200 of other expense in March 31, 2002. The other expense in the fiscal 2002 period resulted from interest expense from bank borrowings, while the Company had no bank borrowings in the fiscal 2003 period.

As a result of the foregoing, the Company had a net loss of only $445,400 for the fiscal quarter ended March 30, 2003, compared to a net loss of $840,300 for the fiscal quarter ended March 31, 2002.

Liquidity and Capital Resources

Cash Flows

While the Company had a net loss of $445,400, its operations provided $1,769,400 of net cash during the six fiscal months ended March 30, 2003. This was mainly the result of a decrease in accounts receivable of $2,029,200 resulting from collections, a decrease in inventory of approximately $499,600, and a decrease in prepaid expenses of $244,500. At the same time, the Company used only $97,000 of cash to reduce its liabilities, as it has carried less than $500,000 in total liabilities since the fiscal quarter ended June 30, 2002. The Company used some of this cash from operations to purchase capital assets aggregating $209,100 and to fund the repurchase of $233,700 of its common stock on the open market.

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

Working Capital

The Company's accounts receivable often equals approximately half to two-thirds its quarterly revenues, as many of its customers tend to request shipment during the latter portion of the fiscal quarter. Therefore, a large portion of the Company's accounts receivable are typically not due at quarter-end, according to the Company's net 30 terms. The Company continues to work to accelerate collections and to work closely with customers to spread their orders and shipments throughout the quarter, which helps reduce the ending accounts receivable balance. At the end of fiscal 2002, the Company had an unusually high accounts receivable balance due to one customer having a large balance with portions being past due and other portions being on special 90-day terms. These receivables were subsequently collected.

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

During fiscal 2002, the Company reduced its inventory by 18 percent, or $2,104,600. The Company continued its efforts to reduce inventory during fiscal 2003 (reductions of 5.2 percent as of March 30, 2003) and plans to continue those efforts in future periods. The Company provides reserves for product material that is over one-year old and has no backlog or sales activity, and for future obsolescence. The Company also takes physical inventory write-downs for obsolescence and slow-moving items. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions taken in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of March 30, 2003, it holds approximately $2.4 million in cash reserves and its anticipated cash usage for operations is approximately equal to or less than its current revenue rate. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products.

New Accounting Pronouncement

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options, but has included the required interim disclosures per SFAS No. 148.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivatives instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133, and also clarifies when a derivative contains a financing component. Statement No. 149 is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of SFAS No. 149 is not expected to have a material affect on the Company's financial position or results of operations.

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

Item 4.  Controls and Procedures

Based upon an evaluation within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At 9:00 a.m. on March 13, 2003, the Company held its Annual Shareholders Meeting at the Four Points Sheraton, located at 1250 Lakeside Drive, Sunnyvale, California 94086. The only item to be voted upon at the meeting was the election of five members of the Board of Directors. There were 6,549,338 shares present or represented by proxy at the meeting, representing a quorum.

Shareholders are permitted to vote cumulatively in the election of directors, which allows each shareholder to cast a number of votes equal to the number of directors to be elected multiplied by the number of shares owned, and to distribute such votes among the candidates in such proportion as such shareholder may determine. In order to vote cumulatively, a shareholder must give notice of this intention by proxy or at the meeting. Multiple shareholders elected to cumulate votes. The votes for each nominee, listed alphabetically, are as set forth in the following table:

	For	Against	Abstain

Brian P. Cardozo	5,132,215	-	-
Howard L. Farkas	5,952,098	-	18,250
Fredric J. Harris	5,952,148	-	18,200
Joel S. Kanter	4,755,390	-	18,200
Albert Morrison Jr.	4,911,640	-	18,200
William J. Volz	5,951,648	-	18,700

As a result of the vote, Brian P. Cardozo, Howard L. Farkas, Fredric J. Harris, Albert Morrison Jr., and William J. Volz were elected as directors at the meeting.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

a. The Index to Exhibits appears at page 18 of this report.

b. The following reports on Form 8-K were filed during the fiscal quarter for which this report is filed:
1.

Form 8-K filed March 17, 2003, announcing the election of Mr. Brian P. Cardozo to the Company's Board of Directors. In addition, the Form 8-K announced a separate decision by the Board of Directors to expand the Company's Board of Directors from five to six members. As a result, all previous members remain on the Board, along with the newly elected Mr. Cardozo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: May 12, 2003	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer

Date: May 12, 2003	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

CERTIFICATIONS

I, William J. Volz, President and Principal Executive Officer of LOGIC Devices Incorporated, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the registrant.
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

Dated: May 12, 2003	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

I, Kimiko Milheim, Chief Financial Officer of LOGIC Devices Incorporated, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of the registrant.
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

Dated: May 12, 2003	By: /s/ Kimiko Milheim
Kimiko Milheim, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.4] (2)
10.4	Rights Agreement, dated April 30, 1997. [1] (4)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
99.1	Certifications of Principal Executive Officer and Chief Financial Officer.

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

(2)	the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 12, 2003	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Dated: May 12, 2003	By: /s/ Kimiko Milheim
Kimiko Milheim, Chief Financial Officer