Form 10-Q
period 2003-06-29
LOGIC DEVICES INC
filed 2003-08-11
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 29, 2003

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On August 7, 2003, 6,640,688 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets

	June 29, 2003	September 29, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 2,133,200	$ 1,061,100
Accounts receivable, net of allowance for doubtful accounts
of $20,000	794,100	2,795,900
Inventories	8,796,300	9,591,100
Prepaid expenses	238,300	525,900
Total current assets	11,961,900	13,974,000

Property and equipment, net	878,100	930,900
Other assets	28,500	21,700

	$ 12,868,500	$ 14,926,600
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 21,800	$ 129,100
Accrued payroll and vacation	110,200	148,000
Accrued commissions	31,000	18,800
Other accrued expenses	-	900
Capital lease obligations, current portion	-	2,900
Total current liabilities	163,000	299,700

Deferred rent	38,400	-
Total liabilities	201,400	299,700

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,640,688 and 6,852,888 shares issued and outstanding,
respectively	18,317,200	18,539,900
Additional paid-in capital	100,000	100,000
Accumulated deficit	(5,750,100)	(4,013,000)
Total shareholders' equity	12,667,100	14,626,900

	$ 12,868,500	$ 14,926,600

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	June 29, 2003	June 30, 2002

Net revenues	$ 1,206,300	$ 1,801,100

Cost of revenues	819,500	1,743,100

Gross margin	386,800	58,000

Operating expenses:
Research and development	479,300	380,600
Selling, general, and administrative	482,100	517,700
Total operating expenses	961,400	898,300

Loss from operations	(574,600)	(840,300)

Other income (expense), net	8,400	(10,800)

Loss before provision for income taxes	(566,200)	(851,100)

Provision for incomes taxes	-	2,900

Net loss	$ (566,200)	$ (854,000)

Basic and diluted loss per common share	$ (0.08)	$ (0.12)

Basic and diluted weighted average common shares outstanding	6,630,688	6,852,888

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the nine fiscal months ended:
	June 29, 2003	June 30, 2002

Net revenues	$ 3,895,200	$ 4,692,600

Cost of revenues	2,785,800	3,988,500

Gross margin	1,109,400	704,100

Operating expenses:
Research and development	1,295,500	1,407,600
Selling, general, and administrative	1,567,000	1,507,800
Total operating expenses	2,862,500	2,915,300

Loss from operations	(1,753,100)	(2,211,300)

Other income (expense), net	16,800	(27,800)

Loss before provision for income taxes	(1,736,300)	(2,239,100)

Provision for incomes taxes	800	9,400

Net loss	$ (1,737,100)	$ (2,248,500)

Basic and diluted loss per common share	$ (0.26)	$ (0.33)

Basic and diluted weighted average common shares outstanding	6,655,377	6,849,166

See accompanying notes to financial statements.

Statements of Cash Flows

(unaudited)

	For the nine fiscal months ended:
	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net loss	$ (1,737,100)	$ (2,248,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	317,300	587,300
Loss (gain) on disposal of capital equipment	300	(10,500)
Deferred rent	38,400	-
Issuance of common stock warrants for product	-	81,000
Change in operating assets and liabilities:
Accounts receivable	2,001,800	448,500
Inventories	794,800	1,810,900
Prepaid expenses	287,600	(67,300)
Accounts payable	(107,300)	(101,800)
Accrued payroll and vacation	(37,800)	(106,100)
Accrued commissions	12,200	(54,600)
Other accrued expenses	(900)	200
Income taxes payable	-	(1,900)
Net cash provided by operating activities	1,569,300	337,200

Cash flows from investing activities:
Capital expenditures	(264,800)	(31,300)
Other assets	(6,800)	1,700
Net cash used in investing activities	(271,600)	(29,600)

Cash flows from financing activities:
Repurchase of Company common stock	(233,700)	-
Proceeds from exercise of common stock options	11,000	17,200
Proceeds from bank borrowings	-	1,050,000
Repayment of bank borrowings	-	(1,050,000)
Repayment of capital lease obligations	(2,900)	(39,900)
Net cash used in financing activities	(225,600)	(22,700)

Net increase in cash and cash equivalents	1,072,100	284,900

Cash and cash equivalents, beginning of period	1,061,100	217,500

Cash and cash equivalents, end of period	$ 2,133,200	$ 502,400

See accompanying notes to financial statements.

Notes to Financial Statements

(unaudited)

(A)	Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 29, 2002 and September 30, 2001, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim periods ended June 29, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

(B)	Inventories
A summary of inventories follows:
		June 29, 2003	September 29, 2002

	Raw materials	$ 940,100	$ 1,232,600
	Work-in-process	5,938,000	6,967,500
	Finished goods	1,918,200	1,391,000

		$ 8,796,300	$ 9,591,100
Based on forecasted fiscal year 2003 sales levels, the Company has on-hand inventories aggregating approximately 24 months of sales.
(C)	Shareholders' Equity
Repurchase Plan

On October 9, 2002, the Board of Directors of the Company authorized the repurchase of up to $500,000 of its common stock. As of June 29, 2003, the Company had repurchased 222,200 shares of its common stock on the open market for $233,700.

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

	Fiscal quarter ended		Nine fiscal months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net loss, as reported	$ (566,200)	$ (854,000)	$(1,737,100)	$(2,248,500)
SFAS No. 123 expense	12,600	61,000	37,800	183,000

Pro forma net loss	$ (578,800)	$ (915,000)	$(1,774,900)	$(2,431,500)

Basic and diluted net loss per share, as reported	$ (0.08)	$ (0.12)	$ (0.26)	$ (0.33)

Pro forma basic and diluted net loss per share	$ (0.09)	$ (0.13)	$ (0.27)	$ (0.36)
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

Results of Operations

Revenues

Net revenues decreased 33 percent, from $1,801,100 for the fiscal quarter ended June 30, 2002, to $1,206,300 for the fiscal quarter ended June 29, 2003. The downturn in the economy and industry continued to adversely affect the Company's revenues. While the Company enjoyed a slight increase in commercial bookings during the second quarter of fiscal 2003, bookings decreased dramatically during the third quarter. The decrease was not concentrated in any specific product.

Expenses

Cost of revenues decreased 53 percent, from $1,743,100 in the fiscal quarter ended June 30, 2002, to $819,500 in the fiscal quarter ended June 29, 2003. The Company's gross margin as a percentage of revenues increased 29 percentage points from three percent for the fiscal 2002 quarter to 32 percent for the fiscal 2003 quarter. This increase in gross margin resulted from the Company's efforts to control and reduce manufacturing costs over the past few years and from the sale of some zero-cost, obsolete parts during the fiscal 2003 quarter.

Research and development expense increased 26 percent, from $380,600 in the fiscal quarter ended June 30, 2002, to $479,300 in the fiscal quarter ended June 29, 2003. The majority of this increase was the result of software costs and the hiring of more experienced staff. While the Company continues to try to control its costs, it believes the development of new products is vital to the growth of the Company and intends to focus its efforts on research and development activities.

Selling, general and administrative expense decreased seven percent, from $517,700 in the fiscal quarter ended June 30, 2002, to $482,100 in the fiscal quarter ended June 29, 2003. The Company's move to a new facility saved approximately $40,000 in the 2003 fiscal quarter, as a result of a reduction in rented space and the current market conditions resulting in substantially reduced rental rates.

The Company's gross margin increase resulted in the Company recording a loss from operations of $574,600 for the fiscal 2003 quarter, compared to a loss from operations of $840,300 in the fiscal 2002 quarter.

The Company had $8,400 of other income in the fiscal quarter ended June 29, 2003 compared to $10,800 of other expense in June 30, 2002. The other expense in the fiscal 2002 period resulted from interest expense from bank borrowings, while the Company had no bank borrowings in the fiscal 2003 period.

As a result of the foregoing, the Company had a net loss of $566,200 for the fiscal quarter ended June 29, 2003, compared to a net loss of $854,000 for the fiscal quarter ended June 30, 2002.

Liquidity and Capital Resources

Cash Flows

While the Company had a net loss of $1,737,100, its operations provided $1,569,300 of net cash during the nine fiscal months ended June 29, 2003. This was mainly the result of the collection of accounts receivable of $2,001,800, a decrease in inventory of approximately $794,800 as the Company used existing inventory to ship a majority of the period's sales, and a decrease in prepaid expenses of $287,600. At the same time, the Company used only $147,500 of cash to reduce its liabilities, as it has carried less than $500,000 in total liabilities for the past 12 months. The Company used some of this cash from operations to purchase capital assets aggregating $264,800 and to fund the repurchase of $233,700 of its common stock on the open market.

During the nine fiscal months ended June 30, 2002, the Company's operations provided net cash of $337,200. This increase was mainly the result of collecting some overdue accounts receivable and the use of existing inventory to ship the period's sales. The Company continued its attempt to maintain its prompt payment terms with vendors, so accounts payable decreased $101,800. During the nine months ended June 30, 2002, the Company paid $39,900 against capital lease obligations and drew down $1,050,000 on its line of credit. However, the Company used accounts receivable collections to pay down the entire line of credit balance to zero by the end of the nine-month fiscal period.

Working Capital

The Company's accounts receivable often equals approximately half to two-thirds its quarterly revenues, as many of its customers tend to request shipment during the latter portion of the fiscal quarter. Therefore, a large portion of the Company's accounts receivable are typically not due at quarter-end, according to the Company's net 30 terms. The Company continues to work to accelerate collections and to work closely with customers to spread their orders and shipments throughout the quarter, which helps reduce the ending accounts receivable balance. At the end of fiscal 2002, the Company had an unusually high accounts receivable balance due to one customer having a large balance, which was subsequently collected.

As a nature of its business, the Company's investment in inventories has been, and will continue to be, significant (at forecasted fiscal 2003 sales levels, on-hand inventories approximate 24 months of sales). However, the Company does not anticipate the current slump in the industry and economy to continue indefinitely. In addition, the Company's products have long product life cycles. Although high levels of inventory impact liquidity, the Company believes these costs are a less costly alternative to owning a wafer fabrication facility.

During fiscal 2002, the Company reduced its inventory by 18 percent, or $2,104,600. The Company continued its efforts to reduce inventory during fiscal 2003 (reduction of 8.3 percent as of June 29, 2003) and plans to continue those efforts in future periods. The Company provides reserves for product material that is over one-year old and has no backlog or sales activity, and for future obsolescence. The Company also takes physical inventory write-downs for obsolescence and slow-moving items. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions taken in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of June 29, 2003, it holds approximately $2.1 million in cash reserves and its anticipated cash usage for operations is approximately equal to or less than its current revenue rate. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products.

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

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivatives instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133, and also clarifies when a derivative contains a financing component. SFAS No. 149 is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of SFAS No. 149 is not expected to have a material affect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of SFAS No. 150 incorporate the FASB's intention to revise the definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 concludes the first phase of the FASB's redeliberations of the Exposure Draft, "Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. In management's opinion, adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of June 29, 2003, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 29, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In September 2002, the Company was contacted by Syndia Corporation, the owner of certain patents of which Mr. Jerome Lemelson is a named inventor (Syndia patents). Syndia has not filed suit, but has urged the Company to enter into a licensing agreement with Syndia in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits. In addition, on June 20, 2003, Taiwan Semiconductor Manufacturing Corporation (TSMC), a supplier of wafers to the Company, filed a claim against Syndia for a declaratory judgment of non-infringement, invalidity, and unenforceability of the Syndia patents. Further, TSMC claims intentional interference with contractual relations, unfair business practices, and unfair competition arising from Syndia's bad-faith allegations that TSMC and TSMC's customers infringe the Syndia patents.

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

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

a. The Index to Exhibits appears at page 16 of this report.

b. The following report on Form 8-K was filed during the fiscal quarter for which this report is filed:
1.

Form 8-K filed April 10, 2003, announcing a change in the Company's independent accountants. On April 4, 2003, Hood & Strong LLP notified the Company that it was no longer going to audit any public companies required to file reports with the Securities and Exchange Commission. On April 9, 2003, the Company engaged Perry-Smith LLP as its new independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: August 8, 2003	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer

Date: August 8, 2003	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.4] (2)
10.4	Rights Agreement, dated April 30, 1997. [1] (4)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2)	Annual Report on Form 10-K for the fiscal year ended September 29, 2002, as filed with the SEC on December 10, 2002.
(3)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4)	Registration Statement on Form 8-A, as filed with the SEC on May 5, 1997 [Registration No. 000-17187].
(5)	Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.

EXHIBIT 31.1

Certification

I, William J. Volz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LOGIC Devices Incorporated (the registrant).;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 8, 2003		/s/ William J. Volz
William J. Volz
President and Chief Executive Officer

EXHIBIT 31.2

Certification

I, Kimiko Milheim, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LOGIC Devices Incorporated (the registrant).;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 8, 2003		/s/ Kimiko Milheim
Kimiko Milheim
Chief Financial Officer

EXHIBIT 32.1

Certifications of

Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

We, William J. Volz, President and Chief Executive Officer, and Kimiko Milheim, Chief Financial Officer, of LOGIC Devices Incorporated (the Company), do hereby certify in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on our knowledge:

(1)

the Quarterly Report on Form 10-Q of the registrant, to which this certification is attached as an exhibit (the Report), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 8, 2003	By: /s/ William J. Volz
William J. Volz, President and Chief Executive Officer

Dated: August 8, 2003	By: /s/ Kimiko Milheim
Kimiko Milheim, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to LOGIC Devices Incorporated and will be retained by LOGIC Devices Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.