Form 10-K
period 2003-09-28
LOGIC DEVICES INC
filed 2003-12-08
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 28, 2003

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

Yes            No    X

The approximate aggregate market value of the registrant's common stock held by non-affiliates as of March 30, 2003 (the last business day of the registrant's most recently completed second quarter) was $5.9 million based on the closing price for the common stock on the Nasdaq National Market on such date.

As of December 4, 2003, the Registrant had 6,660,688 shares of its common stock issued and outstanding.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, net income, market acceptance of the products of Logic Devices Incorporated (the Company), the competitive nature of and anticipated growth in the Company's markets, the Company's ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing of new product introductions, the adoption of future industry standards, the Company's production capacity, its ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on the Company's current expectations, estimates, and projections about its industry, management's beliefs, and certain assumptions made by it. Words such as "anticipates, appears, expects, intends, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under the section, "Factors Affecting Future Results," at the end of Item 1 of this Annual Report on Form 10-K. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each fiscal quarter comprised of exactly 13 weeks. The Company's fiscal year 2003 ended September 28, 2003, its fiscal year 2002 ended September 29, 2002, and its fiscal year 2001 ended September 30, 2001.

The Company's products generally address DSP requirements involving high-performance arithmetic computational and high-speed storage functions. The Company is focused on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems. As a result of the Company's focus on high-value proprietary products, it has reduced the number of products it offers by over 80 percent from fiscal 1999 to the current fiscal year.

The Company relies on third-party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given Company design, from which finished products are then assembled. The Company's strategy is to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility, by outsourcing wafer processing to third-party foundries and taking advantage of their expertise. See "Business - Background." While the Company currently has one primary wafer supplier, it is also utilizing another source and continues to explore additional foundry relationships to reduce its dependence on any single wafer foundry.

The Company markets its products worldwide through its own direct sales force, and through one domestic and 21 international distributors. In fiscal year 2003, approximately 32 percent of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 68 percent of net revenues. Among the Company's customers are GE Medical, Rhode & Schwartz, Lockheed Martin, Tektronix, Thales, Qualcomm, Tadiran, Texas Instruments, Sony, Teradyne, and Raytheon. Approximately 45 percent of the Company's net revenues were derived from within the United States and approximately 55 percent were derived from foreign sales.

The Company was incorporated under the laws of the State of California in April 1983. The Company headquarters are located at 395 West Java Drive, Sunnyvale, California 94089. The Company's telephone number is (408) 542-5400.

Background

Rapid advances in fabricating silicon-based semiconductors are driving a global revolution in electronics. With these ongoing advances, the ability to economically compute, communicate, and control seems to be limited only by the creativity required to implement ever more complex electronic systems. It is becoming increasingly common to implement entire electronic systems on a single small sliver of silicon. The challenges to the industry have increasingly turned toward innovative product definition, timely product development, technical customer support, and heavy capital investments in advanced semiconductor wafer fabrication facilities. The rapid advances in chip fabrication technology have resulted in a specialization of skills within the industry. In addition to the specialization of materials processing skills required to fabricate semiconductor wafers, the industry increasingly requires and values system architecture development, interoperability standards, signal processing algorithms, and circuit design expertise as essential skills for developing financially successful products. Opportunities have thus emerged for semiconductor companies that focus on product definition, advanced design techniques, and technical application support, and that rely on third parties for wafer fabrication. The Company focuses its resources on defining and developing high-performance integrated circuit components for growing markets, which require demanding computational throughput.

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

DSP is becoming commonplace in our lives, resulting from rapid advances in semiconductor process technology and increasing cost effectiveness. Consequently, very large and formidable companies have become interested in DSP, with a focus on high-volume applications. To avoid direct competition with these larger companies, the Company attempts to identify products and market niches that demand the greater performance of programmable DSP circuits can achieve, yet are small enough not to attract significant attention from the larger chip manufacturers.

Beginning in November 1998, the Federal Communications Commission (FCC) directed that television broadcasters begin a transition from analog broadcasts to high-definition digital television (HDTV), which offers clearer pictures and better sound, with all analog broadcasts scheduled to cease by 2006. Unfortunately, the broadcasters have resisted and remain behind the scheduled mandates. This slow transition adversely affected the Company's revenues in fiscal 2003, 2002, and 2001. However, it appears the FCC has recently taken steps to push the industry to catch up and get on schedule for the 2006 deadline.

Among other things, in August 2002, the FCC issued an order to television manufacturers that requires digital tuners be incorporated into 50 percent of the television sets with screens of 36 or more inches starting in 2004, in 50 percent of the sets with screens of 25-35 inches starting in 2005, and in all sets with screens of 13 inches or more by 2007. On October 29, 2003, the U.S. Court of Appeals for the D.C. Circuit upheld a FCC mandate that, by 2007, all but the very smallest television sets sold in the U.S. must be equipped for receiving digital, along with traditional analog, television signals. The court said that the FCC's mandate was needed because the industry was not moving quickly enough to make new tuners available.

The Company has historically derived a significant portion of its revenues from television broadcast equipment manufacturers. In the late 1990's, the Company jointly defined with its customers a family of high-performance digital image filtering circuits that facilitate the smoothing of edges as video images are stretched and resized. The Company has developed and sampled these to OEMs for incorporation into HDTV studio production systems. While sales of HDTV studio equipment have lagged behind market forecasts, the Company believes its products offer unique solutions to certain video image filtering problems required in that equipment. Therefore, if HDTV studio equipment begins to sell in higher volume, the Company believes it will benefit from increasing sales.

In the meantime, as a result of its initial work on digital filtering and image resizing circuits, the Company identified secondary applications for this product technology. For example, the Company found that the circuits were applicable to, and have been incorporated into, advanced medical imaging equipment, such as ultrasound and computer aided tomography (CAT) scanners, and security camera systems.

Lastly, as a result of the recent need to replenish stocks of advanced military weapons systems, the Company enjoyed increased sales for certain military programs in fiscal 2002, with sales to one defense contractor, Lockheed Martin, comprising 24 percent of net revenues. One military product comprised 17.4 and 15.5 percent of net revenues in fiscal 2002 and 2001, respectively. No other products made up more than 15 percent of net revenues in fiscal 2003, 2002, and 2001.

Products in Development

Most companies in the semiconductor industry typically experience a correlation between their success in introducing new products and increases in revenues. While the Company remains committed to product development, it has not made significant new product introductions over the past few years as a result of focusing on reducing costs and strengthening its cash flow and balance sheet. Disappointing execution by the engineering team and the need to downsize to cut costs have hampered the Company's ability to introduce new products.

With the benefit of on-going customer input, the Company currently has new products it hopes to introduce in fiscal 2004. To address the lack of new product introductions over the past few years, the Company maintained high levels of research and development expenditures even though its net revenues decreased during fiscal 2003. Through hiring and support of the continuing education of its employees, the Company increased the educational background of its design team during fiscal 2002 and 2003. It also acquired new software design automation tools to increase the productivity of its product development efforts. These efforts resulted in the fabrication of the first prototype wafers on a new video frame buffer product that the Company is currently testing. At current resource levels, the Company does not anticipate being able to complete all product opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates that its product development expenditures will continue to be significant.

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

The Company is primarily dependent upon a single, albeit leading, wafer supplier and does not have a guarantee of minimum supplies. Therefore, there can be no assurance that such relationship will continue to be on terms satisfactory to the Company. The inability to obtain adequate quantities of processed wafers could limit the Company's revenues.

As a result of this risk, the Company carries a large inventory of unassembled wafers that can be packaged into a variety of carrier styles to support customer requirements. The Company has developed one product, and will continue to attempt to develop additional products with a different foundry source.

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

Marketing, Sales, and Customers

The Company markets its products worldwide to a broad range of customers through its own sales efforts and through one domestic and 21 international electronics distributors. The Company concentrates its direct marketing efforts on high-performance segments of the medical imaging, broadcast equipment, and telecommunications markets, in applications where high speed is critical. Among the Company's OEM customers are GE Medical, Rhode & Schwartz, Lockheed Martin, Tektronix, Thales, Qualcomm, Tadiran, Texas Instruments, Sony, Teradyne, and Raytheon.

The Company coordinates worldwide sales from its sales office in Warminster, England. Distributors purchase the Company's products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, the Company's distributors receive certain price protection and limited stock rotation rights. However, the Company's distributors are required to simultaneously order an amount equal to or greater than any rotation items returned. During fiscal 2003, 2002, and 2001, sales through both international and domestic distributors accounted for approximately 68%, 54%, and 69% of net revenues, respectively.

In fiscal 2003, 2002, and 2001, Jan Devices, Inc., a domestic distributor, accounted for approximately 13%, 21%, and 32% of net revenues, respectively. In addition, two international distributors, Zwinz Technical Consulting and MCM Japan Ltd., comprised approximately 14% and 12% of net revenues in fiscal 2003, while one non-distributor customer, Lockheed Martin, comprised approximately 24% of net revenues in fiscal 2002. No other customers comprised more than ten percent of net revenues in fiscal 2001.

International sales are conducted by sales representatives and distributors located in Australia, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, the Netherlands, Singapore, South Africa, Spain, Sweden, and Taiwan. During fiscal 2003, 2002, and 2001, the Company's export sales were approximately 55%, 33%, and 32% of net revenues, respectively (see Note 9 in "Notes to Financial Statements" contained in Item 8). The Company's international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for the Company's products. Although the Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, the Company has not experienced any material difficulties resulting from these restrictions to date.

The Company's domestic and international distributors are not exclusive and they may also market products competitive with the Company's products. The Company warrants its products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

Backlog

As of December 2, 2003 and 2002, the Company's backlog was approximately $164,400 and $391,500, respectively. The Company's backlog includes all released purchase orders shippable within the following 12 months, including orders from distributors. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, all orders on the backlog that are not "last-time buys" are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products. The Company produces catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The Company's business for its catalog products, like the businesses of many companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company believes that its backlog is not a good indicator of future revenues.

Research and Development

As the Company has not introduced any significant new products in a few years, it views new product development as the most important factor affecting revenue growth; therefore, it continues its commitment to increase research and development levels. Research and development expenditures were 36%, 27%, and 19% of net revenues in fiscal 2003, 2002, and 2001, respectively. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Consolidated Statements of Operations," contained in Items 6, 7, and 8, respectively.

Competition

The semiconductor industry is intensely competitive and characterized by rapid technological change and rates of product obsolescence, price erosion, periodic shortage of materials, variations in manufacturing yields and efficiencies, and increasing foreign competition. The industry includes many major domestic and international companies that have substantially greater financial, technical, manufacturing, and marketing resources than the Company. The Company faces competition from other manufacturers of high-performance integrated circuits, many of which have advanced technological capabilities and internal wafer production capabilities. The ability of the Company to compete in this rapidly evolving environment depends on elements both in and outside the control of the Company. These elements include the Company's ability to develop new products in a timely manner, the cost effectiveness of its manufacturing, the acceptance of new products by customers, the speed at which customers incorporate the Company's products into their systems, the continued access to advanced semiconductor foundries, the number and capabilities of its competitors, and general economic conditions. In the area of high-performance DSP circuits, the Company competes with Altera, Analog Devices, Fairchild Semiconductor, Intersil, Lucent Technologies, Texas Instruments, and Xilinx, among others.

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

Factors Affecting Future Results

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements about the Company's expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. Words and phrases such as "anticipate, appears, estimate, plans, projects, continuing, ongoing, expect, believes, intends," and similar words or phrases may identify forward-looking statements.

Forward-looking statements involve estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-K report. Among the key factors that could cause actual results to differ materially from the forward-looking statements include:

  Delay in product or technology development;

  Lack of market acceptance or demand for new products;

  The impact of competitive products and prices;

  Changes in economic conditions of the Company's various markets;

  Dependencies on silicon wafer suppliers and subcontracted assemblers and testers;

  The availability and terms of financing; and

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

The Company has a recent history of losses and its future operating results could be harmed due to semiconductor industry business cycles.

The Company has sustained substantial net losses during fiscal 2003, 2002, and 2001. These net losses are attributable principally to delays in the television broadcast industry's transition to high definition digital broadcasting from current analog standards, the prolonged downturn in the semiconductor industry, and delays in new product development. Many factors will affect the Company's ability to become profitable or sustain profitability, such as continued demand for the Company's products by its customers, lack of price erosion, efficiency of its manufacturing subcontractors, continued product innovation and design wins, and the Company's continued ability to manage its operating expenses.

The Company produces and sells semiconductors and its operations are therefore impacted by the repeated and severe business cycles that have historically been experienced by the semiconductor industry. The Company's financial performance has been negatively impacted by significant downturns in the semiconductor industry as a result of:

  general reductions in inventory levels by customers;

  excess production capacity;

  the cyclical nature of the demand for products of semiconductor customers; and

  accelerated declines in average product selling prices.

When these or other conditions in the industry occur, the Company's operating results could be adversely impacted.

The Company is a small company with limited resources compared to its current and potential competitors and it may not be able to compete effectively in its highly competitive industry.

The semiconductor industry is highly competitive and many of the Company's direct and indirect competitors have substantially greater financial, technological, manufacturing, and sales resources. If the Company is unable to compete successfully in this environment, its operating results could be harmed.

The current level of competition is high and may increase as the Company's market expands. The Company competes directly with companies that have developed similar products. It also competes indirectly with numerous semiconductor companies that offer products and solutions based on alternative technologies. These direct and indirect competitors are established multinational semiconductor companies, as well as emerging companies. In addition, the Company may experience additional competition from foreign companies in the future.

The Company depends on a limited number of customers for a majority of its sales and its sales orders are typically concentrated in the third month of every quarter, making its financial results particularly susceptible to the loss of a key customer and making sales in a quarter difficult to predict.

The Company anticipates that the concentration of its sales among relatively few customers will continue in the future. The Company has no long-term purchase commitments from any of its customers. Therefore, these customers could cease purchasing the Company's products with limited notice and with no penalty.

The Company's dependence on a small number of customers increases the risks associated with its potential loss of customers resulting from business combinations or consolidations. If a customer were acquired or combined with another company, the resulting company could cancel purchase orders as part of the integration process.

In addition, the Company frequently ships more products during the third month of each quarter than in the first two months of the quarter. Moreover, shipments in the third month are generally higher toward the end of the month. The Company's sales are therefore concentrated in the latter part of each quarter, making it difficult to predict its revenues and results of operations for any fiscal quarter or other fiscal period.

Continued delay in High Definition Television (HDTV) broadcasting could adversely impact sales of the Company's HDTV application products.

Beginning in November 1998, the Federal Communications Commission directed that television broadcasters begin a transition from current analog broadcasts to HDTV broadcasts. All analog broadcasts are scheduled to cease by the year 2006.  It is generally acknowledged that the industry will not meet the 2006 conversion deadline.

The Company developed in fiscal 1998 and tested in fiscal 1999, products that were designed-in (incorporated) into HDTV compatible studio systems.  Since fiscal 2000, sales of the Company's HDTV-related products have not met expectations, and the Company anticipates that its future revenues will be adversely affected if the slow transition persists.

The Company depends on third parties to fabricate silicon wafers and to assemble and test its products, which exposes it to a risk of production disruption or uncontrolled price changes.

The Company does not manufacture silicon wafers. It relies primarily upon one wafer supplier and solely upon two assembly/test subcontractors. These suppliers do not have a contractual obligation or commitment to supply such wafers or services in the future. If the suppliers are unable or unwilling to supply wafers or services, the Company's operating results could be harmed. The Company may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur. As a result of its reliance on third parties, the Company faces significant risks, including:

  reduced control over delivery schedules and quality;

  longer lead times;

  the potential lack of adequate capacity during periods of excess industry demand;

  difficulties selecting and integrating new subcontractors;

  limited warranties on products supplied to the Company;

  potential increases in prices due to capacity shortages; and

  potential misappropriation of the Company's intellectual property.

If the Company fails to deliver its products on time or if the costs of its products increase, then its profitability and customer relationships could be harmed.

The Company's international operations subject it to risks not present in solely domestic operations.

The Company's primary silicon wafer supplier and assembly subcontractors are located in Asia, primarily in South Korea and Taiwan.  Economic, financial, social, and political conditions in Asia have been volatile.  Financial difficulties, government actions or restrictions, prolonged work stoppages, or any other difficulties experienced by the Company's suppliers could harm future operating results.

The Company also has many overseas customers. Its export sales are affected by unique risks frequently associated with foreign economics, including:

  governmental controls and trade restrictions;

  export license requirements and restrictions on the export of technology;

  changes in local economic conditions;

  political instability;

  changes in tax rates, tariffs, or freight rates;

  interruptions in air traffic; and

  difficulties in staffing and managing foreign sales offices.

Significant changes in the economic climate in the foreign countries from which the Company derives its export sales could harm future operating results.

The complex nature of semiconductors makes the Company highly susceptible to manufacturing problems and these problems could have a negative impact on future operating results.

Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even minute imperfections in its materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be nonfunctional. The Company may experience problems in achieving an acceptable quality and yield rate in the manufacture of wafers. The interruption of wafer fabrication or the failure to achieve acceptable yields could harm future operating results. The Company may also experience manufacturing problems in its assembly and test operations, and in the introduction of new packaging materials.

The Company depends on third parties to deliver its products.

The Company relies on independent carriers and freight haulers to transport its products between manufacturing locations and to deliver its products to its customers. Any transport or delivery problems because of their errors, or because of unforeseen interruptions, such as strikes, political instability, terrorism, natural disasters and accidents, could harm the Company's future operating results.

Earthquakes, other natural disasters, and power shortages may damage the Company's business.

The Company's California facility and some of its suppliers are located near major earthquake faults that have experienced earthquakes in the past. In addition, the risk of power shortages and outages in California has been widely reported. In the event of a major earthquake or other natural disaster near the Company's facility or a sustained loss of power at its facility, its operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of the Company's suppliers, such as the one that occurred in Taiwan in September 1999, could disrupt the operations of its suppliers, which could limit the supply of its products and harm its business.

Although the Company has not experienced any material disruption to its business to date, it cannot assume that if major earthquakes, other natural disasters, or shortages occur in the future, they will not adversely affect its business.

The Company maintains high levels of inventory that decrease its liquidity and substantially increase the risk of write-offs.

The Company has historically maintained and expects to continue to maintain high levels of inventory of processed silicon wafers, packaging materials, and finished goods.  For some product types, it must purchase, in a short period of time, all of its anticipated inventory needs for the life of the product.  The Company commits capital to maintain these high inventory levels, which prevents it from using that capital for other purposes, such as research and development, and requires it to utilize more capital than it would otherwise require.  The Company's high inventory levels also heighten its risk of inventory obsolescence and write-offs.  Further, the Company may forecast demand incorrectly and produce insufficient inventory, resulting in supply shortages.

The Company currently has no bank credit facility and must rely solely upon existing cash reserves and funds from existing operations to finance future operations.

Although the Company sustained substantial net losses during the fiscal years ended September 28, 2003, September 29, 2002, and September 30, 2001, its cash flows from operations were positive during fiscal 2003 and 2002, due to its reductions in accounts receivable and inventory and its cost reduction efforts. However, these reductions cannot continue indefinitely. If the Company is unable to return to profitability, it would have to utilize cash reserves and thereafter obtain additional funding through debt or equity financing. If the Company is able to obtain debt financing, which is not assured, the terms of such financing are unknown, since it does not presently have a credit facility, and may be unfavorable to it. Similarly, there can be no assurance that the Company would be able to sell capital stock on favorable terms or at all and any such sales may adversely affect its existing shareholders.

The Company's operating success depends upon its ability to develop new products and access new technologies.

The semiconductor industry is a dynamic environment marked by rapid product obsolescence. The Company's future success depends on its ability to introduce new or improved products that meet critical customer needs, while achieving acceptable profit margins. If the Company fails to introduce these new products in a timely manner or these products fail to achieve market acceptance, operating results would be harmed. The introduction of new products in a dynamic market environment presents significant business challenges. Product development commitments and expenditures must be made well in advance of product sales, while the success of new products depends on accurate forecasts of long-term market demand and future technology developments.

Future revenue growth is dependent on market acceptance of new products and the continued market acceptance of existing products. The success of these products is dependent on a variety of specific technical factors, including:

  successful product definition;

  timely and efficient completion of product design;

  timely design into customers' future products and maintenance of close working relationships with customers;

  timely and efficient access to wafer manufacturing and assembly processes; and

  product performance, quality and reliability.

If, due to these or other factors, new products do not achieve market acceptance, the Company's operating results would be harmed. Furthermore, to develop new products and maintain the competitiveness of existing products, the Company needs to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller geometries.

The loss of key personnel or failure to hire and retain additional qualified personnel could impair the Company's ability to develop and market its products.

The Company's future success greatly depends on the ability to attract and retain highly qualified technical and management personnel. As a small company, the Company is particularly dependent on a relatively small group of key employees.  Competition for skilled technical and management employees is intense in the semiconductor industry. As a result, the Company may be unable to retain its existing key technical and management employees, or attract additional qualified personnel, which could harm its operating results. The Company does not have employment agreements with, or key person life insurance policies on the lives of, any of its key employees. In addition, one of the Company's key officers, its Vice President of Sales, is a consultant and not an employee.

The Company's failure to protect its proprietary rights, or the costs of protecting these rights, may harm its ability to compete.

The Company owns several patents but relies primarily on its design know-how and continued access to advanced wafer process technology to develop and maintain its competitive position. The Company attempts to protect its trade secrets and other proprietary information through confidentiality agreements with employees, consultants, suppliers and customers. However, competitors may develop, patent or gain access to similar know-how and technology, or reverse engineer the Company's products. The Company's inability to adequately protect its proprietary rights could result in its competitors offering similar products, potentially causing the Company to lose a competitive advantage and leading to decreased revenue. The Company may not obtain an adequate remedy in the event its confidentiality agreements are breached or any remedy if its trade secrets are independently developed by others. Despite the Company's efforts to protect its proprietary rights, existing intellectual property laws afford only limited protection, especially under the laws of some foreign countries. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources.

The Company could be harmed by litigation involving patents and other intellectual property rights.

As a general matter, the semiconductor and related industries are characterized by substantial litigation regarding patent and other intellectual property rights. The Company has been and in the future may be accused of infringing the intellectual property rights of third parties. Furthermore, the Company may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. Infringement claims by third parties or claims for indemnification by customers or end-users of Company products resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may harm the Company's business.

Any litigation relating to the intellectual property rights of third parties, whether or not determined in the Company's favor or settled by the Company, could be costly and could divert the efforts and attention of management and engineering personnel. In the event of any adverse ruling in any such litigation, the Company could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, if at all.

The Company has adopted certain anti-takeover, indemnification and limited liability provisions which may adversely affect its stock price.

The Company has adopted a shareholder rights plan that is designed to make a change of control through the acquisition of large amounts of its common stock, or through a tender offer to its shareholders, prohibitively expensive unless its board of directors has approved the transaction. The Company's restated articles of incorporation and bylaws also provide for the indemnification of its officers and directors and insulate its directors from monetary liability for certain breaches of their duty of care to the Company. These provisions may also have the effect of delaying or preventing a change in control without action by the Company's shareholders, and therefore could adversely affect the price of the Company's common stock.

The price of the Company's common stock may continue to be volatile and its trading volume may continue to be relatively low.

The market price of the Company's common stock has fluctuated significantly to date. In the future, the market price of the common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

  the Company's anticipated or actual operating results;

  announcements or introductions of new products;

  technological innovations or setbacks by the Company or its competitors;

  conditions in the semiconductor markets;

  the commencement of litigation; and

  general economic and market conditions.

In July 2002, the Company received a written warning from the Nasdaq Stock Market indicating that its common stock was not in compliance with minimum market value of publicly held shares required and minimum bid price required for continued listing on the Nasdaq National Market. The common stock subsequently regained compliance and was not delisted. However, there can be no assurance that the Company's common stock will continue to satisfy the Nasdaq continued listing requirements.  In the event of delisting, if the Company's shares are not then traded on an exchange or another quotation system, a public market for the shares would not exist and the ability of individuals to buy and sell shares would be limited. Even if the shares are traded on an exchange or another quotation system, there can be no assurance that the trading volume in the shares would be comparable to the present volume on the Nasdaq National Market. Any reduction in liquidity of the shares may reduce the value that a holder can obtain for them, regardless of the Company's performance or financial condition.

Employees

As of September 28, 2003, the Company had 31 employees, consultants, and part-time employees, of which 26 were full-time employees. The Company's ability to attract and retain qualified personnel is an important factor in its continued success. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

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

ITEM 2.    PROPERTIES

The Company's executive offices, as well as its inventories and principal research and design facilities, are located in approximately 15,400 square feet, in Sunnyvale, California, with a lease expiring September 30, 2007. The Company also maintains additional sales or field application support offices in the metropolitan area of San Diego, California and Warminster, England. The Company believes that its facilities will be adequate to meet its reasonably foreseeable needs and, if necessary, that alternative facilities will be available to it on acceptable terms, so as to meet its requirements.

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

In September 2002, the Company was contacted by Syndia Corporation, the owner of certain patents of which Mr. Jerome Lemelson is a named inventor (Syndia patents). Syndia has not filed suit, but has urged the Company to enter into a licensing agreement with Syndia in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits. On June 20, 2003, Taiwain Semiconductor Manufacturing Corporation (TSMC), the Company's primary wafer supplier, filed a claim against Syndia for a declaratory judgment of non-infringement, invalidity, and unenforceability of the Syndia patents. Further, TSMC claimed intentional interference with contractual relations, unfair business practices, and unfair competition arising from Syndia's bad-faith allegations that TSMC and TSMC's customers infringe the Syndia patents. On November 10, 2003, TSMC and Syndia jointly announced they had reached a settlement that resolved all outstanding legal claims raised by both parties, with no admission of liability by either party. TSMC also stated in the announcement that it settled this dispute for business reasons and to protect its customers from potential claims relating to products manufactured for them by TSMC.

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

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded under the symbol, LOGC, on The Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock, as reported by Nasdaq during the following calendar quarters:

Calendar Year	High	Low

2001
Fourth quarter	$3.71	$0.91
2002
First quarter	$3.25	$1.20
Second quarter	$1.60	$0.56
Third quarter	$1.00	$0.40
Fourth quarter	$1.48	$0.72
2003
First quarter	$1.30	$0.89
Second quarter	$1.46	$0.94
Third quarter	$1.91	$1.22

Holders

As of December 4, 2003, there were approximately 2,300 holders of record of the Company's Common Stock.

Dividends

The Company has not paid any dividends on its Common Stock since its incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table represents the position of the Company's equity compensation plans as of September 28, 2003:

Plan category

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	624,750	$2.077	394,750

Equity compensation plans not
approved by security holders	-	-	-

Total	624,750	$2.077	394,750

ITEM 6.    SELECTED FINANCIAL DATA

The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's fiscal 2003, 2002, and 2001 ended on September 28, September 29, and September 30, respectively.

The following table sets forth selected financial data for the Company's last five fiscal periods. This information is derived from the Company's audited financial statements, unless otherwise stated. This data should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this report.

(Dollars in thousands, except per share amounts)

Fiscal Years Ended:
	September 28, 2003	September 29, 2002	September 30, 2001	October 1, 2000	October 3, 1999

Net revenues	$ 5,009	$ 6,573	$ 10,007	$ 11,786	$ 12,922
Research and development	$ 1,785	$ 1,776	$ 1,926	$ 1,661	$ 1,367
Net (loss) income	$ (2,461)	$ (2,124)	$ (212)	$ 522	$ 601
Basic and diluted (loss) income per common share	$ (0.37)	$ (0.31)	$ (0.03)	$ 0.08	$ 0.09
Weighted average common shares outstanding (000s)	6,652	6,850	6,842	6,772	6,635
Working capital	$ 11,084	$ 13,674	$ 14,882	$ 14,115	$ 12,031
Net property and equipment	$ 857	$ 931	$ 1,592	$ 2,424	$ 3,542
Total assets	$ 12,248	$ 14,927	$ 17,231	$ 17,589	$ 21,244
Long-term liabilities	$ 40	$ -	$ 3	$ 38	$ 205
Shareholders' equity	$ 11,943	$ 14,627	$ 16,652	$ 16,845	$ 15,934

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense.  Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" at the end of Item 1 of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

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

The Company's transition to a proprietary product focus has had a significant impact on its financial results. In 1998, the Company recorded significant write-downs of inventory and long-lived assets, as it recognized the obsolescence of its more mature, second-source products. The Company anticipated increased revenues from the HDTV market starting in 1999, but the delays in the broadcast industry's transition to high-definition from analog signals resulted in less revenues from these products than the Company anticipated. In the meantime, revenues from the Company's older second-source products dropped dramatically as they were obsoleted. Therefore, while the Company's revenues have decreased over the past few years, revenues from newer products have actually increased to partially take the place of revenues from mature, second-source products.

In addition, the events of September 11, 2001 and the "war on terrorism" resulted in the Company receiving approximately $2,920,000 in sales to a defense contractor for the cruise missile program during fiscal 2002. The Company anticipated receiving additional revenues from the military programs during fiscal 2003; however, these revenues were relatively insignificant.

The Company anticipates revenues from its newer proprietary products to increase if the HDTV market begins to ramp up as a result of recent FCC actions. Among other things, in August 2002, the FCC issued an order to television manufacturers that requires digital tuners to be incorporated into 50 percent of the television sets with screens of 36 or more inches starting in 2004, into 50 percent of the sets with screens of 25-35 inches starting in 2005, and into all sets with screens of 13 inches or more by 2007. On October 29, 2003, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC mandate that, by 2007, all but the very smallest television sets sold in the U.S. must be equipped for receiving digital, along with traditional analog, television signals. The court said the FCC's mandate was needed because the industry was not moving quickly enough to make new tuners available.

Notwithstanding the impact of the stalled transition in the broadcasting industry and the overall downturn in the economy, the Company has strengthened its balance sheet in the last few years. As a result of the 1998 reorganization, aggressive expenditure controls, limitations on capital expenditures, reductions of inventory levels, and increased revenues from military programs, the Company has increased its cash balance by 1,164 percent from fiscal 1998 to fiscal 2003, while reducing its total liabilities by 96 percent during the same period.

The Company's fiscal year is comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with each year's fiscal quarters comprised of exactly 13 weeks. The Company's last three fiscal years ended on September 28, 2003, September 29, 2002, and September 30, 2001, respectively.

Results of Operations

Fiscal Year Ended September 28, 2003 compared to Fiscal Year Ended September 29, 2002

Net revenues for fiscal 2003 decreased 24 percent, from $6,572,600 in fiscal 2002 to $5,009,000. This decrease was due to the continued down cycle of the semiconductor industry, the continued sluggish economy, and the prolonged delay in HDTV broadcasting. These factors limited the Company's commercial product revenues to only a slight increase in fiscal 2003 compared to 2002. However, a sharp drop in sales of chips to military programs adversely impacted the Company's overall revenues in fiscal 2003. During fiscal 2002, approximately 24 percent of revenues were derived from sales to defense contractors, while fiscal 2003 defense related sales were insignificant.

While the Company's net revenues decreased 24 percent, the Company's cost of revenues also decreased by 25 percent. The Company was able to reduce the cost of revenues at a rate proportional to the drop in revenues, in spite of having certain overhead expenses that are relatively fixed, due to aggressive cost cutting for the past several years. In addition, during fiscal 2003, the Company obsoleted $1,072,800 and scrapped $560,200 of inventory, both of which are reflected in the cost of revenues. The Company's gross profit decreased 21 percent from $1,792,600 in fiscal 2002 to $1,411,800 in fiscal 2003. Gross profit as a percent of revenues increased from 27 percent in fiscal 2002 to 28 percent in fiscal 2003.

Research and development expenditures increased less than one percent, from $1,775,700 in fiscal 2002 to $1,784,600 in fiscal 2003. The Company believes that new product development is a key ingredient for future growth and elected to maintain research and development levels in spite of the drop in revenues. As a result, research and development expenditures, as a percentage of net revenues, increased from 27 percent in fiscal 2002 to 36 percent in fiscal 2003.

Selling, general, and administrative expenses decreased slightly from $2,138,400 in fiscal 2002 to $2,110,900 in fiscal 2003. The Company was able to contain SG&A expenses as a result of on-going cost control efforts.

As a result of the significant decrease in revenues and the sustained funding of research and development levels, the Company had a net loss from operations of $2,483,700 in fiscal 2003, compared to a net loss from operations of $2,121,500 in fiscal 2002.

Because the Company had essentially no borrowing during fiscal 2003, it had no interest expense, compared to $37,900 in fiscal 2002.

Due to the above factors, the Company experienced a net loss of $2,461,300 in fiscal 2003 compared to a net loss of $2,123,700 in fiscal 2002.

Fiscal Year Ended September 29, 2002 compared to Fiscal Year Ended September 30, 2001

Net revenues for fiscal 2002 decreased 34 percent, from $10,007,300 in fiscal 2001 to $6,572,700. This decrease was largely due to the continued down cycle of the semiconductor industry, the continued sluggish economy, and the prolonged delay in HDTV broadcasting. While commercial revenues decreased significantly in 2002, the Company's revenues were aided by the sales of approximately $2,920,000 in military parts to a defense contractor for the cruise missile program.

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

Liquidity and Capital Resources

During fiscal 2003, the Company's operations produced $1,318,200 of net cash, despite its $2,461,300 net loss. This was mainly the result of the net collection of accounts receivable of $1,972,300 and a decrease in prepaid expenses of $333,800. At the same time, the Company attempted to maintain its prompt payment terms with vendors, so accounts payable decreased $82,100. The Company used some of the cash from operations to purchase capital assets aggregating $326,900 and to fund the repurchase of $233,700 of its common stock on the open market. The Company's cash position increased from $1,061,100 at the end of fiscal 2002 to $1,806,100 at the end of fiscal 2003.

During fiscal 2002, the Company produced net cash of $938,900 from operations, despite its $2,123,700 net loss. While the Company spent $269,300 for prepaid expenses, $139,000 for accounts payable, and $83,300 for accrued expenses, it netted $556,300 from accounts receivable collections. In addition, the Company was able to produce $1,767,600 from its inventories as many of its fiscal 2002 revenues were shipped from existing stock. The Company used some of the cash from operations to fund capital expenditures of $43,000 and to repay capital lease obligations of $54,700. The Company's cash position increased from $217,500 at the end of fiscal 2001 to $1,061,100 at the end of fiscal 2002.

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

The Company's current working capital requirements are greatly reduced due to the cost cutting of the past few years. The Company believes that these cost cutting actions and its continued focus on higher-margin products should result in after-tax cash earnings being sufficient to support its working capital and capital expenditure requirements for the next 12 months. Based on the fact that, as of December 4, 2003, it holds approximately $1,654,100 in cash reserves and its cash usage for operations is approximately equal to or less than its current revenue rate, the Company believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products.

Working Capital

The Company's investment in inventories has been significant and will continue to be significant in the future. However, over the past few years, the Company has been able to reduce its levels of inventories as it shifts from more competitive second source products to proprietary sole source products. The Company believes it will be able to streamline its inventories as it continues its shift to sole source proprietary products. It also intends to continue its shortened accounts receivable collection cycle by re-focusing on direct sales to customers rather than through distribution channels.

The Company relies on third party suppliers for its raw materials, particularly its processed wafers, for which it currently relies primarily on one supplier, and as a result, maintains substantial inventory levels to protect against disruption in supplies. The Company has periodically experienced disruptions in obtaining wafers. As the Company continues to shift towards higher margin proprietary products, it expects to be able to reduce inventory levels by streamlining its product offerings.

Periodically, the Company reviews inventory to determine recoverability of items on-hand using the lower-of-cost-or-market (LOCOM) and excess methods. The Company groups and evaluates its products based on their underlying die or wafer type (the Company's raw materials, silicon wafers, can generally be used to make multiple products), to determine the total quantity on-hand and average unit costs. Management uses judgment in comparing the sales quantities for up to the prior 18 fiscal months to the quantity on-hand at the end of the fiscal year. If the quantity on-hand exceeds the sales quantities, the Company provides a reserve for the potentially obsolete or slow-moving items. For the LOCOM analysis, the Company compared the average sales price to the average unit cost of inventories at the end of the fiscal year. If the average unit cost exceeds the average sales price, the Company provides a reserve. During fiscal 2003 and 2002, the Company's LOCOM and excess reserves totaled $1,043,200 and $337,000, respectively.

With the continuing slow economic conditions, the Company felt it necessary to review its raw materials and work-in-process as well. During fiscal 2003, the Company obsoleted $1,072,800 of work-in-process inventory and scrapped an additional $560,200, which were directly expensed to the cost of revenues. During fiscal 2002, the Company directly wrote-off $1,907,600 of its inventory, using its prior year reserve of $1,867,700, plus an additional $39,900 against cost of revenues. The Company believes its current reserve of $1,043,200 for LOCOM and excess inventory provides a reasonable estimate of the recoverability of inventories at the end of fiscal 2003.

Although current levels of inventory impact the Company's liquidity, the Company believes that this is a less costly alternative to owning a wafer fabrication facility. The Company continues to evaluate alternative suppliers to diversify its risk of supply disruption. However, this requires a significant investment in product development to tool masks with new suppliers. Such efforts compete for the Company's limited product development resources. The Company seeks to achieve on-going reductions in inventory, although there can be no assurance it will be successful. In the event economic conditions remain slow, the Company may consider identifying additional portions of inventory to write-off at a future date.

Historically, due to customer order scheduling, up to 80% of the quarterly revenues were often shipped in the last month of the quarter, so a large portion of the shipments included in year-end accounts receivable were not yet due per the Company's net 30-day terms. This results in year-end accounts receivable balances being at their highest point for the respective period.

Financing

On July 31, 2002, the Company elected not to renew its $2,000,000 revolving line of credit with its bank. While the Company will continue to evaluate future debt and equity financing opportunities, it feels the cost reductions taken in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of December 4, 2003, it holds approximately $1,654,100 in cash reserves and its anticipated cash usage for operations is approximately equal to or less than its current revenue rate, the Company believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products.

Impact of New Financial Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	49

INDEPENDENT AUDITOR'S REPORT

The Shareholders

   and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheet of LOGIC Devices Incorporated (the "Company") as of September 28, 2003 and the related statements of operations, shareholders' equity, and cash flows for the fiscal year then ended.  We have also audited the 2003 information included in Schedule II - Valuation and Qualifying Accounts (Schedule II).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company for the fiscal year ended September 29, 2002 and the consolidated financial statements for the fiscal year ended September 30, 2001, and the 2002 and 2001 information included in Schedule II, were audited by other auditors, whose report, dated November 6, 2002 expressed an unqualified opinion on those statements and schedules.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 28, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 2003 information set forth therein.

/s/ Perry-Smith LLP

Sacramento, California

November 5, 2003

Independent Auditors' Report

THE BOARD OF DIRECTORS

LOGIC DEVICES INCORPORATED

Sunnyvale, California

We have audited the accompanying balance sheet as of September 29, 2002 of LOGIC DEVICES INCORPORATED (the Company), and the related statements of operations, stockholders' equity, and cash flows for the fiscal year then ended.  We have also audited the accompanying consolidated balance sheet as of September 30, 2001 of LOGIC Devices Incorporated and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year then ended.  We have also audited the 2002 and 2001 information included in Schedule II - Valuation and Qualifying Accounts (Schedule II).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements of LOGIC Devices Incorporated for the fiscal year ended October 1, 2000, and the 2000 information included in Schedule II, were audited by other auditors, whose report dated November 7, 2000 expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 29, 2002, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2001 consolidated financial statements present fairly, in all material respects, the consolidated position of LOGIC Devices Incorporated as of September 30, 2001, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 2002 and 2001 information set forth therein.

/s/ Hood & Strong LLP

Menlo Park, California

November 6, 2002

LOGIC Devices Incorporated

Balance Sheets

	September 28, 2003	September 29, 2002

ASSETS
Current assets:
Cash and cash equivalents	$ 1,806,100	$ 1,061,100
Accounts receivable, net of allowance for doubtful accounts of $3,500 and $20,000 (Notes 9, 10, and 13)	840,100	2,795,900
Inventories (Notes 1, 9, and 13)	8,510,900	9,591,100
Prepaid expenses (Note 3)	192,300	525,900
Total current assets	11,349,400	13,974,000
Property and equipment, net (Notes 2, 7, and 11)	856,700	930,900
Other assets (Note 4)	42,400	21,700
	$ 12,248,500	$ 14,926,600

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$ 47,000	$ 129,100
Accrued payroll and vacation	160,500	148,000
Accrued commissions	20,200	18,800
Other accrued expenses	38,000	900
Capital lease obligations, current portion (Notes 2, 7, and 11)	-	2,900
Total current liabilities	265,700	299,700
Deferred rent	39,900	-
Total liabilities	305,600	299,700

Commitments and contingencies (Note 7)
Shareholders' equity (Notes 6 and 8):
Preferred stock, no par value; 1,000,000 shares authorized; 5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized; 6,640,688 and 6,852,888 shares issued and outstanding	18,317,200	18,539,900
Additional paid-in capital	100,000	100,000
Accumulated deficit	(6,474,300)	(4,013,000)
Total shareholders' equity	11,942,900	14,626,900
	$ 12,248,500	$ 14,926,600

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Operations

	Fiscal Years Ended:
	September 28, 2003	September 29, 2002	September 30, 2001
			(Consolidated)
Net revenues (Notes 9 and 13)	$ 5,009,000	$ 6,572,600	$ 10,007,300
Cost of revenues	3,597,200	4,780,000	6,167,300
Gross profit (Note 13)	1,411,800	1,792,600	3,840,000
Operating expenses:
Research and development	1,784,600	1,775,700	1,926,100
Selling, general, and administrative	2,110,900	2,138,400	2,091,400
Total operating expenses	3,895,500	3,914,100	4,017,500
Loss from operations	(2,483,700)	(2,121,500)	(177,500)
Other (income) expense:
Interest expense	-	37,900	54,700
Interest income	(23,600)	(7,800)	(10,100)
Other income, net	400	(37,300)	(20,500)
Total other (income) expense	(23,200)	(7,200)	24,100
Loss before provision for income taxes	(2,460,500)	(2,114,300)	(201,600)
Provision for income taxes (Note 5)	(800)	(9,400)	(10,400)
Net loss	$ (2,461,300)	$ (2,123,700)	$ (212,000)
Basic and diluted loss per share	$ (0.37)	$ (0.31)	$ (0.03)
Basic weighted average common shares outstanding	6,651,705	6,850,096	6,841,888
Diluted weighted average common shares outstanding	6,651,705	6,850,096	6,841,888

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Shareholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
(Consolidated) Balances, October 1, 2000	6,841,888	$ 18,522,700	$ -	$ (1,677,300)	$ 16,845,400
Issuance of common stock options to non-employees (Notes 6 and 8)	-	-	19,000	-	19,000
Net loss	-	-	-	(212,000)	(212,000)
(Consolidated) Balances, September 30, 2001	6,841,888	18,522,700	19,000	(1,889,300)	16,652,400
Issuance of common stock on exercise of stock options (Note 8)	11,000	17,200	-	-	17,200
Extension of common stock warrants (Note 8)	-	-	81,000	-	81,000
Net loss	-	-	-	(2,123,700)	(2,123,700)
Balances, September 29, 2002	6,852,888	18,539,900	100,000	(4,013,000)	14,626,900
Repurchase of common stock (Note 8)	(222,200)	(233,700)	-	-	(233,700)
Issuance of common stock on exercise of stock options (Note 8)	10,000	11,000	-	-	11,000
Net loss	-	-	-	(2,461,300)	(2,461,300)
Balances, September 28, 2003	6,640,688	$ 18,317,200	$ 100,000	$ (6,474,300)	$ 11,942,900

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Cash Flows

	Fiscal Years Ended:
	September 28, 2003	September 29, 2002	September 30, 2001
Cash flows from operating activities:			(Consolidated)
Net loss	$ (2,461,300)	$ (2,123,700)	$ (212,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	400,800	814,200	1,181,200
Allowance for doubtful accounts	(16,500)	-	-
Deferred rent	39,900	-	-
Loss on disposal of capital equipment	300	-	3,600
Issuance of common stock warrants for services	-	81,000	-
Issuance of common stock options for services	-	-	19,000
Changes in current assets and liabilities:
Accounts receivable	1,972,300	556,300	(1,703,400)
Inventories	1,080,200	2,104,600	486,600
Prepaid expenses	333,800	(269,300)	42,700
Accounts payable	(82,100)	(139,000)	76,100
Accrued payroll and vacation	12,500	(42,900)	37,400
Accrued commissions	1,400	(35,800)	(60,700)
Other accrued expenses	37,100	(4,600)	(39,100)
Income taxes payable	-	(1,900)	(3,300)
Net cash provided by (used in) operating activities	1,318,200	938,900	(171,900)
Cash flows from investing activities:
Capital expenditures	(326,900)	(43,000)	(163,200)
Other assets	(20,700)	(14,800)	9,000
Net cash used in investing activities	(347,600)	(57,800)	(154,200)
Cash flows from financing activities:
Proceeds from issuance of common stock	11,000	17,200	-
Repurchase of common stock	(233,700)	-	-
Proceeds from bank borrowings	-	1,050,000	500,000
Repayments of bank borrowings	-	(1,050,000)	(500,000)
Payments of capital lease obligations	(2,900)	(54,700)	(209,700)
Net cash used in financing activities	(225,600)	(37,500)	(209,700)
Net increase in cash and cash equivalents	745,000	843,600	(535,800)
Cash and cash equivalents, beginning of period	1,061,100	217,500	753,300
Cash and cash equivalents, end of period	$ 1,806,100	$ 1,061,100	$ 217,500

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Summary of Accounting Policies

The Company and Nature of Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company's products include high-speed digital signal processing chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 32 percent of the Company's net revenues in fiscal 2003 were derived from original equipment manufacturers, while sales through foreign and domestic distributors accounted for approximately 68 percent of net revenues. Approximately 45 percent of the Company's net revenues in fiscal 2003 were derived from within the United States and approximately 55 percent from foreign sales.

Principles of Consolidation

The accompanying fiscal 2001 statement of operations includes accounts of the Company and its wholly owned subsidiary, LOGIC Devices International, a foreign sales corporation. All significant intercompany accounts and transactions were eliminated in consolidation. The Company's fiscal 2003 and 2002 financial statements are not consolidated, as it dissolved the foreign sales corporation on December 31, 2001.

Fiscal Year

The Company's  fiscal year consists of 52 weeks of seven days, ending on Sundays. The Company's 2003, 2002, and 2001 fiscal years ended on September 28, September 29, and September 30, respectively.

Reclassifications

Certain items in the fiscal 2002 financial statements were reclassified to conform to the basis used in the fiscal 2003 financial statements.

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

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on collectibility. Historically, the Company has not experienced significant losses related to receivables.

Inventories

Inventories of raw materials, work-in-process, and finished goods are stated at the lower of cost (first-in, first-out) or market (Notes 1 and 10). Cost includes the purchase price of parts, assembly costs, and overhead.

Property and Equipment

Property and equipment are stated at cost. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements and assets held under capital lease are amortized on a straight-line basis over the shorter of the lease terms or the estimated lives of the assets. Certain tooling costs are capitalized by the Company and are amortized on a straight-line basis over the shorter of the related product life cycle or five years. Upon disposition, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is reflected in income for the period.

Excess of Cost Over Fair Value of Net Assets Acquired

Goodwill represents the excess of the purchase price over the fair value of acquired assets of the Star Semiconductor Corporation in 1995. Prior to September 30, 2001, goodwill was being amortized on a straight-line basis over 40 years. As of September 29, 2002 and in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviewed the carrying amount of goodwill and determined the goodwill to be impaired. During fiscal year 2002, goodwill was written down from the net book value of approximately $80,000 to zero.

Research and Development Costs

Research and development costs are charged to operations as incurred.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to common shares, by the weighted average number of common shares outstanding during each period. Diluted loss per share is similar to basic loss per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, contingent shares, and the conversion of preferred stock, as if they had been issued.

For the fiscal years ended September 28, 2003, September 29, 2002, and September 30, 2001, there is no difference between basic and diluted loss per share, as there were no dilutive stock options.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations approximate fair value because of the short maturity of these items.

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

Stock-based Compensation

At September 28, 2003, the Company has stock-based compensation plans (the Plans), which are described more fully in Note 8. The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2003	2002	2001
Net loss
As reported	$ (2,461,300)	$ (2,123,700)	$ (212,000)
Pro forma	$ (2,515,500)	$ (2,367,600)	$ (299,000)
Basic and diluted loss per share
As reported	$ (0.37)	$ (0.31)	$ (0.03)
Pro forma	$ (0.38)	$ (0.35)	$ (0.04)

The pro forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2003	2002	2001
Expected life (in years)	3.0	3.0	3.0
Risk-free interest rate	2.63%	2.32%	3.5%
Volatility	91.2%	97.6%	90.4%
Dividend yield	0.0	0.0	0.0

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

Impact of New Financial Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In management's opinion, the adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

LOGIC Devices Incorporated

Notes to Financial Statements

1.      Inventories

A summary of inventories follows:

	September 28, 2003	September 29, 2002
Raw materials	$ 919,600	$ 1,232,600
Work-in-process	4,521,200	6,967,500
Finished goods	3,070,100	1,391,000
	$ 8,510,900	$ 9,591,100

2.      Property and Equipment

A summary of property and equipment follows:

	September 28, 2003	September 29, 2002
Equipment	$ 2,446,700	$ 5,082,200
Tooling costs	1,412,300	2,175,100
Leasehold improvements	167,600	77,600
	4,026,600	7,334,900
Less accumulated depreciation and amortization	3,169,900	6,404,000
	$ 856,700	$ 930,900

There were no capital lease obligations as of September 28, 2003. Equipment under capital lease obligations was $357,400 as of September 29, 2002, with related accumulated amortization of $317,200. For fiscal 2002 and 2001, amortization expense for equipment under capital lease obligations was $59,800 and $76,500, respectively.

3.      Prepaid Expenses

A summary of prepaid expenses follows:

	September 28, 2003	September 29, 2002

Annual report costs	$ 35,100	$ 20,300
Consulting fees	35,000	40,700
Rent and deposits	28,500	129,700
Software licensing fees	25,200	154,300
Recruiting, education, and immigration costs	21,400	2,900
Insurance	6,300	141,500
Other prepaid expenses	40,800	36,500
	$ 192,300	$ 525,900

4.      Other Assets

A summary of other assets follows:

	September 28, 2003	September 29, 2002
Capitalized software, net of accumulated amortization of
$2,342,500	$ 14,900	$ -
Security deposits and other assets	27,500	21,700
	$ 42,400	$ 21,700

In fiscal 2002 and 2001, amortization expense for other assets totaled $30,300 and $155,100, respectively. There was no amortization expense in fiscal 2003.

5.      Provision for Income Taxes

The provision for income taxes for fiscal 2003, 2002 and 2001 includes current state expenses of $800, $9,400 and $10,400, respectively.

The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2003, 2002, and 2001, to the loss before taxes:

	2003	2002	2001
Federal income tax provision benefit at
statutory rate	$ 836,900	$ 718,900	$ 68,500
Tax credit carryforwards originated in current
year	33,800	44,500	60,800
State operating loss carryforward originated in
current year	72,200	73,500	-
State income taxes, net of federal tax benefit	54,000	(6,200)	(7,000)
Common stock option and warrant exercises	-	-	-
Adjustment of prior year net operating loss
carryforwards before valuation allowance	259,300	(58,600)	(275,000)
Miscellaneous permanent differences and
adjustments of estimated income tax accruals	121,000	12,100	40,400
Change in valuation allowance attributable to:
Net operating loss and tax credit
carryforwards not recognized	(1,126,000)	(877,900)	163,300
Valuation of net deferred assets	(252,000)	84,300	(61,400)
	$ (800)	$ (9,400)	$ (10,400)

Deferred tax assets and liabilities comprise the following:

	September 28, 2003	September 29, 2002
Deferred tax assets:
Net operating loss carryforwards	$ 3,186,300	$ 2,060,200
Reserves not currently deductible	446,900	227,000
Capitalized inventory costs	199,300	254,700
Tax credit carryforwards	570,900	502,300
Other	88,600	54,300
Gross deferred tax assets	4,492,000	3,098,500
Deferred tax liabilities:
State tax benefit	(337,700)	(328,300)
Depreciation	(6,400)	-
Gross deferred tax liabilities	(344,100)	(328,300)
Net deferred tax assets	4,147,900	2,770,200
Valuation allowance	(4,147,900)	(2,770,200)
Net deferred taxes	$ -	$ -

The valuation allowance was increased $1,377,000 from fiscal 2002 to fiscal 2003. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (NOLs) and reserves not currently deductible. Because the Company management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

As of September 28, 2003, the Company has Federal and State NOLs totaling approximately $8,160,000 and $4,661,000, respectively, available to offset future taxable income. These NOLs expire at various times through 2023 and 2008, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $129,000 and $131,700, respectively, expiring at various times through 2023. The Company has state manufacturing tax credit carryforwards totaling approximately $289,700, which expire at various times through 2013.

6.      Related Party Transactions

During fiscal 2001, the Company recognized $19,000 of expense related to the issuance of 67,000 common stock options to related party consultants, with an exercise price of $1.9375. The Company used the Black-Scholes pricing model for valuing the options. Please see Note 8 for the terms of the options and the assumptions used in the pricing model.

7.      Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense related to these operating leases was $779,600, $805,200 and $816,700 for fiscal 2003, 2002, and 2001, respectively.

A summary of future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

Operating Leases
Fiscal years ending:
September 27, 2004	$ 382,300
September 26, 2005	389,800
September 25, 2006	252,700
September 24, 2007	227,600
September 23, 2008	19,000
$ 1,271,400

During fiscal 2002, the Company leased certain equipment under capital leases. As of September 28, 2003, there were no capital leases.

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

8.      Shareholders' Equity

Common Stock Warrants

During fiscal 2002, the Company recognized $81,000 of expense for the extension of warrants (originally issued in April 1999) to a distributor for the purchase of 150,000 shares of its common stock, with an exercise price of $1.875. The warrants expired on October 5, 2003.

Common Stock Option Plans

The Company issues common stock options to its employees, certain consultants, and certain of its board members. Options granted to its employees and consultants generally vest over four years and expire ten years from the date of grant. Options granted to the board members generally vest immediately and expire five years from the date of grant. A summary of the status of the Company's common stock option plans as of September 28, 2003, September 29, 2002, and September 30, 2001, and changes during the fiscal years then ended, is presented in the following table:

	Options Outstanding
	September 28, 2003		September 29, 2002		September 30, 2001
	Shares	Wtd Avg Ex. Price	Shares	Wtd Avg Ex. Price	Shares	Wtd Avg Ex. Price
Beginning	961,750	$ 2.337	1,001,500	$ 2.705	754,800	$ 3.076
Granted	50,000	$ 1.400	225,000	$ 1.106	314,500	$ 1.835
Exercised	(10,000)	$ 1.100	(11,000)	$ 1.565	-	-
Forfeited	(377,000)	$ 2.724	(253,750)	$ 2.659	(67,800)	$ 2.582
	624,750	$ 2.077	961,750	$ 2.337	1,001,500	$ 2.705
Exercisable at year-end	555,125		846,250		784,200
Weighted-average fair value of options granted during year		$ 0.530		$ 0.660		$ 0.780

The following table summarizes information about common stock options outstanding as of September 28, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 09/28/03	Wtd Avg Remaining Contractual Life	Wtd Avg Exercise Price	Number Exercisable at 09/28/03	Wtd Avg Exercise Price
$0.000 - 2.000	412,250	5.58 years	$ 1.422	342,625	$ 1.373
$2.001 - 4.000	172,500	3.31 years	$ 2.924	172,500	$ 2.924
$4.001 - 6.000	40,000	1.50 years	$ 5.563	40,000	$ 5.563
	624,750		$ 2.077	555,125	$ 2.145

The difference between the exercise price and the fair market value of the options issued on the dates of grant is accounted for as unearned compensation and amortized to expense over the related vesting period. The Company recognized $19,000 of expense in fiscal 2001, related to stock options granted to consultants. As discussed in the Summary of Accounting Policies, the Company follows APB No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the Company would have incurred an additional $54,000, $243,900 and $97,000 in related compensation expenses during fiscal 2003, 2002, and 2001, respectively.

Share Repurchase Plan

During fiscal 2003, the Company approved a share repurchase plan authorizing the purchase of the Company's common stock up to a total cost of $500,000. As of September 28, 2003, the Company had repurchased 222,200 shares on the open market at a total cost of $233,700.

9.      Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2003, three customers accounted for approximately 12, 13, and 14 percent of net revenues, one of which is the Company's domestic distributor, with accounts receivable of $136,000, $92,600 and $162,400 respectively, as of September 28, 2003. For fiscal 2002, two customers accounted for approximately 21 and 24 percent of net revenues, with accounts receivable of $685,200 and $1,506,600, respectively, as of September 29, 2002. For fiscal 2001, one customer accounted for approximately 32 percent of net revenues, with an accounts receivable balance of $2,654,900 as of September 30, 2001.

The Company had two suppliers that comprised approximately 44 percent and 12 percent of the purchases in fiscal 2003. The Company had one supplier that comprised approximately 23 percent of its purchases in fiscal 2001, while no suppliers comprised ten percent or more of purchases in fiscal 2002.

Export Sales

	2003	2002	2001
Western Europe	$ 1,990,300	$ 1,682,500	$ 2,652,800
Far East	645,200	363,300	392,600
Other	104,700	94,000	180,500
	$ 2,740,200	$ 2,139,800	$ 3,225,900

In fiscal 2003, Austria (for Germany) and Japan accounted for 14 and 12 percent of net revenues, respectively. No one country comprised ten percent or more of net revenues in fiscal 2002 or 2001.

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

The Company currently is dependent on one supplier as its primary wafer-processing source. If this supply was to be interrupted or the terms were to become unfavorable to the Company, this could have a material adverse impact on the Company's operations.

The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Due to the Company's reliance upon a limited number of suppliers, high levels of inventory are also maintained to protect against a disruption in supply. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Demand will differ from forecasts and such differences may have a material effect on actual operations.

11.   Statements of Cash Flows

The Company paid $37,900 and $54,700, for interest during fiscal 2002 and 2001, respectively. There was no interest paid during fiscal 2003. The Company paid $800, $9,400 and $15,900 for income taxes during fiscal 2003, 2002, and 2001, respectively.

There were no non-cash investing and financing activities for fiscal 2003. Non-cash investing and financing activities for fiscal 2001 consisted of the acquisition of $34,800 of equipment under capital leases. In addition, the Company extended 150,000 common stock warrants to a distributor, recorded at an amount of $81,000 in fiscal 2002, and issued 67,000 common stock options to a consultant, recorded at an amount of $19,000 in fiscal 2001.

12.   401(k) Savings Plan

The Company discontinued its 401(k) Savings Plan (the Plan) on April 30, 2003. The Plan was originally adopted on September 1, 2000. Employees were able to make voluntary contributions and the Company had the discretion to make matching contributions. The Plan covered all employees meeting certain age and service requirements. The Company funded expenses incurred in connection with the Plan. The Company made no matching contributions in fiscal 2003, 2002, or 2001.

13.   Results of Operations

Due to the cyclical nature of the semiconductor industry, coupled with the downturn in the overall industry sales and economy, the Company's net revenues decreased 24 percent in fiscal 2003 and 34 percent in fiscal 2002. The Company's gross profit margin, as a percentage of sales fluctuated from 38 percent in fiscal 2001 to 27 percent in fiscal 2002, and then to 28 percent in fiscal 2003.

At September 28, 2003 and September 29, 2002, accounts receivable and inventories account for a large portion of the working capital and net assets of the Company, which are discussed more fully in Note 10.

Inventory levels are generally driven by actual customer orders and forecasted sales. During fiscal 2003, the Company reduced its inventories approximately $1.1 million, resulting in total inventories of approximately $8.5 million at September 28, 2003. Inventories were reduced by approximately $2.1 million in fiscal 2002, resulting in total inventories of approximately $9.6 million at September 29, 2002.

As discussed in the Summary of Accounting Policies, inventories are carried at the lower of cost or market. The Company believes inventories on hand at September 28, 2003 will be sold in the normal course of business, at amounts in excess of their carrying value. However, depending upon the level of demand, the period over which current inventories will be sold may exceed one year.

Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations (dollars in thousands, except per share data) for the fiscal years ended September 28, 2003 and September 29, 2002:

Fiscal Quarters Ended:
	12/29/02	03/30/03	06/29/03	09/28/03	Total
Net revenues	$ 1,323	$ 1,366	$ 1,206	$ 1,114	$ 5,009
Gross margin	$ 239	$ 483	$ 387	$ 303	$ 1,412
Loss from operations	$ (725)	$ (453)	$ (575)	$ (731)	$ (2,484)
Loss before income taxes	$ (726)	$ (445)	$ (566)	$ (724)	$ (2,461)
Net loss	$ (726)	$ (445)	$ (566)	$ (724)	$ (2,461)
Basic loss per share	$ (0.11)	$ (0.07)	$ (0.08)	$ (0.11)	$ (0.37)
Weighted average common shares	6,705	6,631	6,631	6,641	6,652

Fiscal Quarters Ended:
	12/30/01	03/31/02	06/30/02	09/29/02	Total
Net revenues	$ 1,771	$ 1,120	$ 1,801	$ 1,881	$ 6,573
Gross margin	$ 441	$ 205	$ 58	$ 1,089	$ 1,793
(Loss) income from operations	$ (559)	$ (812)	$ (840)	$ 90	$ (2,121)
(Loss) income before income taxes	$ (554)	$ (834)	$ (851)	$ 125	$ (2,114)
Net (loss) income	$ (554)	$ (840)	$ (854)	$ 124	$ (2,124)
Basic (loss) income per share	$ (0.08)	$ (0.12)	$ (0.12)	$ 0.01	$ (0.31)
Weighted average common shares	6,843	6,851	6,853	6,854	6,850

At the end of fiscal 2002, the Company wrote off the remaining balance of the goodwill from its 1995 acquisition of Star Semiconductor (approximately $80,000), as it determined the asset was fully impaired. There were no other unusually or infrequently occurring items during fiscal 2003 and 2002.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Based upon an evaluation as of September 28, 2003, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the final quarter of the Company's fiscal year ended September 28, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the directors and executive officers of the Company as of December 4, 2003:

Name	Age	Position(s) held with the Company	Years with the Company
Howard L. Farkas	79	Chairman of the Board	20
William J. Volz	56	President and Director	20
Albert Morrison Jr.	67	Director	20
Fredric J. Harris	63	Director	4
Brian P. Cardozo	45	Director	1
Joel S. Kanter	47	Director	2
Gary Schaefer	49	Chief Financial Officer	1
Dennis Gross	49	Vice President of Sales	8

HOWARD L. FARKAS has been a director of the Company since its inception. Mr. Farkas is the owner and managing broker of Windsor Gardens Realty, Inc., a residential real estate brokerage company, which he co-founded in 1964. He also serves as President of Farkas Group, Inc., a company that provides management services to various business interests. He serves as a director of Synthetech, Inc., a public chemical research and manufacturing company whose products are used extensively in new drug research, Northwestern Engineering Company, and Ivory LLC, Aragorn LLC, and Strider LLC, which are in the gas and oil exploration and development business.

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

FREDRIC J. HARRIS joined the Board of Directors in 1999. He holds the CUBIC Signal Processing Chair of the Communication Systems and Signal Processing Institute at San Diego State University, where he has taught since 1967. He holds a number of patents on digital receiver and digital signal processing ("DSP") technology and lectures throughout the world on DSP applications. He consults for organizations requiring high-performance DSP systems and is a fellow of the Institute of Electrical and Electronic Engineers.

BRIAN P. CARDOZO joined the Board of Directors in 2003. Mr. Cardozo holds a B.S.C. from Santa Clara University, an M.B.A. in accounting from Saint Louis University, and an M.B.A. in finance from Saint Louis University. Since May 2000, Mr. Cardozo has been owner and operator of two Harley-Davidson dealerships. He was an Audit and Financial Services Partner of BDO Seidman LLP and Audit Partner-in-Charge of the San Jose, California office of BDO Seidman LLP until October 2000. More than five years prior to this Form 10-K, Mr. Cardozo was a founding partner in Meredith Cardozo Lanz & Chiu LLP, a regional public accounting firm that merged into BDO Seidman LLP in October 1999. In addition to his years of public accounting experience, he has industry experience with a local Fortune 500 company, Amdahl, working in the areas of corporate budgeting, corporate reporting, financial policies and procedures, and SEC reporting. Mr. Cardozo has specialized in servicing high technology, software, manufacturing, distribution, and other industries, ranging from start-ups to large multi-national enterprises. He has provided emerging growth companies with advice ranging from introductions to traditional financial sources, accounting system consulting, potential financial employee referrals, and merger and acquisition assistance. He is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants, and the Association for Corporate Growth.

JOEL S. KANTER joined the Board of Directors in 2002. Since 1986, he has served as President and Director of Windy City, Inc., a privately held firm specializing in public and private equity investments. He also serves as a director for Encore Medical Corporation, a publicly-traded manufacturer of implant devices; I-Flow Corporation, a publicly-traded manufacturer of home infusion pumps; and Magna Labs, Inc., a publicly-traded development stage medical device company. Mr. Kanter is also on the boards of numerous other private companies and not-for-profit groups.

GARY C. SCHAEFER joined the Company in 2003 as Chief Financial Officer. Mr. Schaefer has over 15 years of experience at pre-IPO and publicly-traded high technology semiconductor corporations. Most recently, he was President of Guardian Enterprises, Inc., a financial consulting firm specializing in assessing business operational performances for private equity funding, which began in 2001. Previously, he was CFO/Treasurer/V.P. of Finance & Administration at ZMD America/ASIC Semiconductor Design in 2000 to 2001; Business Partner/Controller at PerkinElmer Optoelectronics Division in 1999 to 2000; and CFO/V.P. of Finance & Administration at Alphatech Semiconductor Electronics from 1996 to 1999. He holds a B.S. and an M.B.A. from Santa Clara University.

DENNIS GROSS joined the Company in 1995, and was appointed Vice President of Sales in November 1999. For the five prior years, he served as European Sales Director, during which Europe was the Company's fastest growing sales region. Prior to joining the Company, Mr. Gross was with Raytheon Corporation.

Compliance with Section 16(a) of the Exchange Act

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) during fiscal 2003 and Form 5 and amendments thereto furnished to the Company with respect to fiscal 2003, the Company is not aware of any directors, officers, or beneficial owners of more than 10% of the shares of the Company's Common Stock who failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year, except as previously reported by the Company and except that Mr. Kanter filed one Form 4 late (one transaction not timely reported), Mr. Volz filed two Forms 4 late (each with one transaction reported), Mr. Harris filed his Form 5 for fiscal 2003 late (two transactions reported) and Mr. Morrison filed his Form 5 for fiscal 2003 late (two transactions reported).

Code of Business Ethics

The Company has adopted a Code of Business Ethics that applies to its President and Chief Executive Officer and its Chief Financial Officer. The full text of the Code of Business Ethics is published on the Company's web site at www.logicdevices.com under, the captions "Company Information - About LOGIC - Code of Ethics." The Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Business Ethics on this web site within five business days following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The Company defines a Named Executive Officers as any executive officer whose total annual salary and bonus exceeded $100,000 in the most recent fiscal year. The following table sets forth the compensation paid during fiscal 2003, 2002, and 2001 to the Company's only Named Executive Officer:

		Annual Compensation		Long-term Compensation Awards (No. of Shares Underlying Options)
Name and Position	Year	Salary ($) [1]	Bonus ($)
William J. Volz, President	2003	172,600	-	-
	2002	172,600	-	-
	2001	160,600	-	-

1    Due to the Company having a fiscal year comprised of 52 weeks of seven days each, beginning Monday and ending Sunday, the fiscal years referenced above are as follows: for 2003, fiscal year ended September 28, 2003; for 2002, fiscal year ended September 29, 2002; and for fiscal 2001, fiscal year ended September 30, 2001.

Stock Options

There were no common stock options granted to or exercised by the Named Executive Officers during fiscal 2003.

Compensation of Directors

Non-employee directors did not receive any cash compensation during fiscal 2003, or in previous years, for either their services as directors or for their services on the various Board committees.

Under the Company's 1998 Director Stock Incentive Plan, each non-employee director who is elected and continues to serve on the Board receives an automatic annual grant of 10,000 common stock options, beginning with the first Annual Shareholder Meeting following their initial election or appointment to the Board. Each of these options has an exercise price per share equal to the closing fair market value of the Company's common stock on the automatic grant date, and has a maximum term of five years. Each option is immediately exercisable for all 10,000 shares. Since the available pool of options to be granted was only 15,000 as of March 12, 2002, each of Messrs. Farkas, Morrison, and Harris received an option to purchase 5,000 shares of the Company's common stock, following his reelection to the Board by the shareholders of the Company on such date. These options have an exercise price of $1.60. Mr. Kanter did not serve on the Board prior to March 12, 2002, so he was not eligible to receive an automatic grant on such date. Because there were no options available for grant as of March 13, 2003, there were no options granted to the directors during fiscal 2003.

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

Employment Agreements

The Company does not have any employment or severance agreements with its Chief Executive Officer.

Compensation Committee Interlocks and Insider Participation

All matters concerning executive compensation in fiscal 2003 were addressed by the full Board of Directors of the Company, including Messrs. Farkas, Volz, Morrison, Harris, and Kanter and, after election to the Board, Mr. Cardozo. Mr. Volz also acts as the Company's President and principal executive officer, and does not participate in compensation matters pertaining to his salary or option grants. While Mr. Volz is eligible, he has never received any option grants under the employees' stock incentive plans.

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

Base Salary. The base salary for each officer is set primarily on the basis of personal performance and internal comparability considerations and, to a lesser extent, on the financial performance of the Company. Because of the Company's financial performance over the past five fiscal years, the base salary levels of the executive officers have not increased significantly above the levels in effect for them for fiscal year 2002.

Cash Incentive Compensation. There were no cash incentives awarded in fiscal 2003. The Board does review the possibility of cash incentives for executive officers based on the performance of the specific officer and on the financial performance of the Company.

Long-term Stock-Based Incentive Compensation. The Company has two long-term stock-based incentive compensation programs, consisting of the 1996 Stock Incentive Plan and the Logic Devices Incorporated Incentive and Non-Qualified Stock Option Plan (collectively, the Stock Incentive Plans), for which each of the Company's executive officers have been eligible to participate. Under the Stock Incentive Plans, the Board periodically approves grants of common stock options to the executive officers. The grants are designed to align the interest of each executive officer with those of the shareholders, and to provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Generally, each grant allows the officer to acquire shares of the Company's Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years), thus providing a return to the executive officer only if the market price of the shares appreciates over the option term and the officer continues in the Company's employ. The size of the option grant to each executive officer is designed to create a meaningful opportunity for stock ownership and is based upon the executive officer's current position with the Company, internal comparability with option grants made to other Company executives, the current level of ownership in relation to other executive officers, the executive officer's current level of performance, and the executive officer's potential for future responsibility and promotion over the option term. The Board also takes into account the number of vested and unvested options held by the executive officer to maintain an appropriate level of equity incentive for that individual. The Board does not adhere to any specific guidelines as to the relative option holding of the Company's executive officers under the Stock Incentive Plans. The options granted to the Named Executive Officers under the Stock Incentive Plans, for the Company's fiscal years 2001 to 2003 are included in the Summary Compensation Table as Long-term Compensation Awards.

Compensation of the Principal Executive Officer

The Company's President and principal executive officer's base compensation for fiscal 2003 was determined by evaluating the factors discussed above in connection with assessing the overall performance of the President, comparing his base salary to that of other chief executive officers in the semiconductor industry, and evaluating the performance of the Company. The President's base annual compensation for fiscal 2003 was not increased from his base annual compensation in fiscal 2002.

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
Brian P. Cardozo
Joel S. Kanter

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 4, 2003, certain information concerning the beneficial ownership of Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent, by each director, by each Named Executive Officer, and by Named Executive Officers and directors as a group. The Company believes the beneficial owners named in the table have sole voting and investment power with respect to the shares owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table:

Name and Address of Beneficial Owner	Beneficial Share Ownership (1)	Percentage of Ownership (2)
5% Shareholders:
Steven J. Revenig, Trustee of the Farkas Trusts (3)	624,305	9.4%
1873 S. Bellaire St., Ste. 1000 Denver, CO 80222
Chicago Investments, Inc. (4)	436,000	6.6%
934 N. Main St. Sheridan, WY 82801
Directors:
Howard L. Farkas (5) (6) (8)	210,000	3.1%
6601 E. Progress Ave. Englewood, CO 80111
William J. Volz	710,438	10.7%
395 W. Java Dr. Sunnyvale, CA 94089
Albert Morrison Jr. (5) (6)	85,877	1.3%
1001 Brickell Bay Dr., 9th Fl. Miami, FL 33131
Fredric J. Harris (5) (7)	100,000	1.5%
Electrical and Computer Engineering Department San Diego State University 5500 Companile Dr. San Diego, CA 92182-1309
Brian P. Cardozo	-	-
395 W. Java Dr. Sunnyvale, CA 94089
Joel S. Kanter (5) (9)	30,000	0.4%
8000 Towers Crescent Dr. Vienna, VA 22182
All Directors and Executive Officers as a group (eight persons)	1,148,815	16.5%

(1)

Assumes the exercise of any warrants or options held by such person that are exercisable as of December 4, 2003 or within 60 day s thereafter, but not the exercise of any other person's warrants or options.

(2)	Assumes 6,660,688 shares of common stock outstanding as of December 4, 2003.
(3)	Consists of 15 irrevocable trusts administered by Mr. Revenig, an independent trustee, the beneficiaries of which consist of Mr. Farkas and members of his family.
(4)	A Delaware corporation, whose directors and officers include a Kanter family member, but exclude Mr. Kanter.
(5)

Such beneficial share ownership includes options for common stock obtained from special one-time option grants of 50,000 to Messrs. Farkas, Morrison, Harris, and Kanter, pursuant to the 1998 Director Stock Incentive Plan. See "Executive Compensation - Compensation of Directors." Mr. Kanter has 20,000 of these options remaining as of December 4, 2003.

Such beneficial share ownership includes options for 35,000 shares of common stock granted upon reelection to the Board under the 1998 Director Stock Incentive Plan. See "Executive Compensation - Compensation of Directors."

(7)

Such beneficial share ownership includes 25,000 shares of common stock granted to Mr. Harris at the time of his accepted appointment to the Board, and options for 25,000 shares of common stock granted upon reelection to the Board under the 1998 Director Stock Incentive Plan. See "Executive Compensation - Compensation of Directors."

(8)	Mr. Farkas disclaims any beneficial share ownership of the shares held by Mr. Revenig, as trustee of the Farkas Trusts.
(9)	Mr. Kanter disclaims any beneficial share ownership of the shares held by Chicago Investments, Inc.

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
(1)

The Company's Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear at pages 23 to 39 of this report; see Index to Financial Statements and Financial Statement Schedules at page 22 of this report.

	(2)	The Financial Statement Schedule appears at page 49 of this report; see Index to Financial Statements and Financial Statement Schedules at page 22 of this report.
	(3)	The Index to Exhibits appears at page 51 of this report.
(B)	Reports on Form 8-K: During the final quarter of fiscal 2003, the Company filed three Current Reports on Form 8-K, which disclosed the following:
		(a)	July 11, 2003 - The Company disclosed the forfeiture of 165,000 common stock options by two of its executive officers, and an additional 7,000 common stock options by two senior engineers.
		(b)	August 7, 2003 - The Company disclosed the release of its earnings for the third fiscal quarter, which ended June 29, 2003.
		(c)	September 2, 2003 - The Company disclosed the appointment of Mr. Gary C. Schaefer as Chief Financial Officer as his predecessor, Ms. Kimiko Milheim, began maternity leave at the end of August 2003.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2003
Allowance for:
Doubtful accounts	$ 20,000	$ -	$ 16,500	$ 3,500
Inventory reserve	$ 337,000	$ 1,779,000	$ 1,072,800	$ 1,043,200
Sales returns	$ -	$ -	$ -	$ -
2002
Allowance for:
Doubtful accounts	$ 20,000	$ -	$ -	$ 20,000
Inventory reserve	$ 1,867,700	$ 337,000	$ 1,867,700	$ 337,000
Sales returns	$ -	$ -	$ -	$ -
2001
Allowance for:
Doubtful accounts	$ 20,000	$ -	$ -	$ 20,000
Inventory reserve	$ 2,436,300	$ 65,500	$ 634,100	$ 1,867,700
Sales returns	$ 32,000	$ (32,000)	$ -	$ -

The Company periodically reviews its inventory for obsolescence and standard costs accuracy. During fiscal 2003 and 2002, the Company used $1,072,780 and $1,867,700, respectively, of its inventory reserve for direct write-offs of obsolete products and excess overhead absorbed in prior years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 4, 2003	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 4, 2003
/s/ Gary C. Schaefer Gary C. Schaefer	Chief Financial Officer (Principal Financial and Accounting Officer)	December 4, 2003
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 4, 2003
/s/ Albert Morrison, Jr. Albert Morrison Jr.	Director	December 4, 2003
/s/ Fredric J. Harris Fredric J. Harris	Director	December 4, 2003
/s/ Joel S. Kanter Joel S. Kanter	Director	December 4, 2003
/s/ Brian P. Cardozo Brian P. Cardozo	Director	December 4, 2003

 INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale facilities. [10.2] (5)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (2)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (5)
10.4	Rights Agreement, dated April 30, 1997. [1] (3)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
23.1	Consent letter of Perry-Smith LLP.
23.2	Consent letter of Hood & Strong LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(3)	Registration Statement on Form 8-A, as filed with the SEC on May 5, 1997 [Registration No. 000-17187].
(4)	Annual Report on Form 10-K for the transition period January 1, 1998 to October 3, 1999, as filed with the SEC on January 13, 1999.
(5)	Annual Report on Form 10-K for the fiscal year ended September 29, 2002, as filed with the SEC on December 10, 2002.

 EXHIBIT 23.1

INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-109261 and No. 333-32819 of LOGIC Devices Incorporated on Form S-8 and Registration Statement No. 333-16591 of LOGIC Devices Incorporated on Form S-3 of our report, dated November 5, 2003, appearing in this Annual Report on Form 10-K of LOGIC Devices Incorporated, for the year ended September 28, 2003.

/s/ Perry-Smith LLP

Sacramento, California

December 5, 2003

EXHIBIT 23.2

Independent Auditors' Consent

BOARD OF DIRECTORS

LOGIC DEVICES, INC.

Sunnyvale, California

We consent to the incorporation by reference in Registration No. 333-32819 and No. 333-109261 of LOGIC Devices Incorporated on Form S-8 and Registration Statement No. 333-16591 of LOGIC Devices Incorporated on Form S-3, of our report, dated November 6, 2002, appearing in this Annual Report on Form 10-K of LOGIC Devices Incorporated for the fiscal years ended September 29, 2002 and September 30, 2001.

/s/ Hood & Strong LLP

Menlo Park, California

December 5, 2003

EXHIBIT 31.1

Certification

I, William J. Volz, certify that:

1.	I have reviewed this annual report on Form 10-K of LOGIC Devices Incorporated (the registrant);
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 5, 2003		/s/ William J. Volz
William J. Volz
President and Chief Executive Officer

EXHIBIT 31.2

Certification

I, Gary C. Schaefer, certify that:

1.	I have reviewed this annual report on Form 10-K of LOGIC Devices Incorporated (the registrant);
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: December 5, 2003		/s/ Gary C. Shaefer
Gary C. Schaefer
Chief Financial Officer

EXHIBIT 32.1

Certifications of

Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

We, William J. Volz, President and Chief Executive Officer, and Gary C. Schaefer, Chief Financial Officer, of LOGIC Devices Incorporated (the Company), do hereby certify in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on our knowledge:

(1)

the Annual Report on Form 10-K of the registrant, to which this certification is attached as an exhibit (the Report), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 5, 2003	By: /s/ William J. Volz
William J. Volz, President and Chief Executive Officer

Dated: December 5, 2003	By: /s/ Gary C. Schaefer
Gary C. Schaefer, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to LOGIC Devices Incorporated and will be retained by LOGIC Devices Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.