Form 10-Q
period 2003-12-31
LOGIC DEVICES INC
filed 2004-02-04
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

December 31, 2003

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On February 3, 2004, 6,730,688 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets

	December 31, 2003	September 28, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,484,800	$ 1,806,100
Accounts receivable, net of allowance for doubtful accounts
of $3,500	869,600	840,100
Inventories (Note 2)	8,217,600	8,510,900
Prepaid expenses and other current assets	297,400	192,300
Total current assets	10,869,400	11,349,400

Property and equipment, net	806,400	856,700
Other assets	69,700	42,400

	$ 11,745,500	$ 12,248,500
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 104,500	$ 47,000
Accrued payroll and vacation	148,300	160,500
Accrued commissions	-	20,200
Other accrued expenses	-	38,000
Total current liabilities	252,800	265,700

Deferred rent	40,100	39,900
Total liabilities	292,900	305,600

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,665,688 and 6,640,688 shares issued and outstanding,
respectively	18,341,700	18,317,200
Additional paid-in capital	100,000	100,000
Accumulated deficit	(6,989,100)	(6,474,300)
Total shareholders' equity	11,452,600	11,942,900

	$ 11,745,500	$ 12,248,500

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	December 31, 2003	December 29, 2002

Net revenues	$ 1,102,100	$ 1,322,700

Cost of revenues	710,000	1,083,400

Gross margin	392,100	239,300

Operating expenses:
Research and development	399,000	391,200
Selling, general, and administrative	514,300	573,500
Total operating expenses	913,300	964,700

Loss from operations	(521,200)	(725,400)

Other income (expense), net	6,400	(100)

Loss before provision for income taxes	(514,800)	(725,500)

Provision for incomes taxes	-	-

Net loss	$ (514,800)	$ (725,500)

Basic and diluted loss per common share	$ (0.08)	$ (0.11)

Basic and diluted weighted average common shares outstanding	6,654,021	6,704,755

See accompanying notes to financial statements.

Statements of Cash Flows

(unaudited)

	For the fiscal quarter ended:
	December 31, 2003	December 29, 2002

Cash flows from operating activities:
Net loss	$ (514,800)	$ (725,500)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	71,800	122,800
Loss on disposal of capital equipment	100	300
Deferred rent	200	35,300
Change in operating assets and liabilities:
Accounts receivable	(29,500)	1,999,600
Inventories	293,300	143,800
Prepaid expenses and other current assets	(105,100)	166,300
Accounts payable	57,500	28,700
Accrued payroll and vacation	(12,200)	(31,300)
Accrued commissions	(20,200)	2,800
Other accrued expenses	(38,000)	12,500
Net cash (used in) provided by operating activities	(296,900)	1,755,300

Cash flows from investing activities:
Capital expenditures	(21,600)	(100,700)
Other assets	(27,300)	(1,600)
Net cash used in investing activities	(48,900)	(102,300)

Cash flows from financing activities:
Repurchase of Company common stock	-	(233,700)
Proceeds from exercise of common stock options	24,500	-
Proceeds from bank borrowings	-	-
Repayment of capital lease obligations	-	(2,900)
Net cash provided by (used in) financing activities	24,500	(236,600)

Net (decrease) increase in cash and cash equivalents	(321,300)	1,416,400

Cash and cash equivalents, beginning of period	1,806,100	1,061,100

Cash and cash equivalents, end of period	$ 1,484,800	$ 2,477,500

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated.

On December 15, 2003, the Company elected to change its fiscal year to a fiscal year ending September 30. Previously, the Company's fiscal years were comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with the most recent fiscal year ending September 28, 2003, and its fiscal quarters were comprised of exactly 13 weeks. Therefore, the Company's fiscal years consisted of only 364 days.

As a result of this change, the Company's fiscal years will be comprised of 365 days or, in leap years such as 2004, 366 days with each fiscal quarter ending at the end of a calendar quarter. The Company's current fiscal year will end September 30, 2004 rather than September 26, 2004. The additional four days have been included in the Company's first quarter for fiscal 2004, which ended December 31, 2003.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 28, 2003 and September 29, 2002, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Inventories
A summary of inventories follows:
		December 31, 2003	September 28, 2003

	Raw materials	$ 955,900	$ 919,600
	Work in process	4,757,900	4,521,200
	Finished goods	2,503,800	3,070,100

		$ 8,217,600	$ 8,510,900

Based on forecasted fiscal year 2004 sales levels, the Company has on-hand inventories aggregating approximately 23 months of sales.
3.	Shareholders' Equity

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

Fiscal Quarter Ended:
		December 31, 2003	December 29, 2002

	Net loss, as reported	$ (514,800)	$ (725,500)
	SFAS No. 123 expense	16,400	16,400

	Pro forma net loss	$ (531,200)	$ (741,900)

	Basic and diluted net loss per share, as reported	$ (0.08)	$ (0.11)

	Pro forma basic and diluted net loss per share	$ (0.08)	$ (0.11)
For purposes of pro forma disclosure, the estimated fair value of the options is expensed over the vesting period of the related options.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" in the Annual Report on Form 10-K for the Company' fiscal year ended September 28, 2003 and in "Business" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, in such Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Liquidity and Capital Resources

Cash Flows

While the Company had a net loss of $514,800 for the fiscal quarter ended December 31, 2003, it used net cash of only $296,900 for operations during this period. The Company used $82,000 on prepaid expenses and an additional $67,400 to reduce accrued commissions and consulting expenses. At the same time, it generated only $293,300 by reducing inventories while its accounts payable increased $57,500. The Company used $48,900 on capital expenditures and other assets and received $24,500 from the exercise of common stock options.

While the Company had a net loss of $725,500 for the fiscal quarter ended December 29, 2002, it produced $1,755,300 of net cash from operations during this period. This was mainly the result of a decrease in accounts receivable of $1,999,600 resulting from collections of accounts receivable, a decrease in inventory of approximately $143,800, and a decrease in prepaid expenses of $166,300. At the same time, the Company did not use a large amount of cash to reduce liabilities, as it has carried less than $500,000 in liabilities since the fiscal quarter ended June 30, 2002. The Company used some of this cash from operations to purchase capital assets aggregating $100,700 and to fund the repurchase of $233,700 of its common stock on the open market.

Working Capital

The Company's accounts receivable often equals approximately one-half to two-thirds its quarterly revenues, as many of its customers tend to request shipment during the latter portion of the fiscal quarter. Therefore, a large portion of the Company's accounts receivable are typically not due at quarter-end, according to the Company's net 30 terms. While the Company continues to work closely with customers to attempt to spread their orders and shipments throughout the quarter, it was unsuccessful in doing so during the quarter ended December 31, 2003.

As a nature of its business, the Company's investment in inventories has been, and will continue to be, significant (at forecasted fiscal 2004 sales levels, on-hand inventories approximate 23 months of sales). The Company's products have long product life cycles. Although high levels of inventory impact liquidity, the Company believes these costs are a less costly alternative to owning a wafer fabrication facility.

During fiscal 2003, the Company reduced its inventory by 11%, or $1,080,200, and during the fiscal quarter ended December 31, 2003, the Company reduced its inventory by 3%, or $293,300. The Company expects to continue its efforts to reduce inventory during fiscal 2004 and in future periods. The Company provides reserves for product material that is over one-year old and has no backlog or sales activity, and for future obsolescence. The Company also takes physical inventory write-downs for obsolescence and slow-moving items. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve provides a reasonable estimate of the recoverability of inventories.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions taken in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of January 29, 2004, it holds approximately $1.4 million in cash reserves and although it used net cash of $296,900 in operations in the fiscal quarter ended December 31, 2003, it anticipates breakeven or better cash flows from operations going forward. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products. At current resource levels, the Company does not anticipate being able to complete all product opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates its research and development expenditures will continue to be a significant portion of its operating expenses.

Results of Operations

Revenues

Net revenues decreased 17 percent, from $1,322,700 for the fiscal quarter ended December 29, 2002, to $1,102,100 for the fiscal quarter ended December 31, 2003. This decrease was the result of the Company's lack of new product introductions in the past. Most companies in the semiconductor industry typically experience a correlation between their success in introducing new products and increases in revenues. While the Company remains committed to product development, it has not made significant new product introductions over the past few years as a result of focusing on reducing costs and strengthening its cash flow and balance sheet. Disappointing execution by the engineering team and the need to downsize to cut costs have hampered the Company's ability to introduce new products.

Expenses

Cost of revenues decreased 34 percent, from $1,083,400 in the fiscal quarter ended December 29, 2002, to $710,000 in the fiscal quarter ended December 31, 2003. This decrease was the result of the decrease in the Company's sales and the adjustment of standard costs to reflect the cost-cutting efforts of the past few years. The Company's gross margin as a percentage of revenues doubled from 18 percent for the fiscal 2003 quarter to 36 percent for the fiscal 2004 quarter. This increase was the result of the adjustment of standard costs, and the Company's continued efforts to reduce manufacturing expenditures, including the elimination of some prior fixed costs. Additionally, the fiscal 2004 gross margin as a percentage of revenues is comparable to the three immediately preceding quarters.

Research and development expense increased two percent, from $391,200 in the fiscal quarter ended December 29, 2002, to $399,000 in the fiscal quarter ended December 31, 2003. The Company believes research and development is vital for growing future revenues. With the benefit of ongoing customer input, the Company currently has new products it hopes to introduce later in fiscal 2004. To address the lack of new product introductions over the past few years, the Company maintained high levels of research and development expenditures, even though its net revenues decreased.

Selling, general and administrative expense decreased ten percent, from $573,500 in the fiscal quarter ended December 29, 2002, to $514,300 in the fiscal quarter ended December 31, 2003. This decrease was the result of reduced rent and lower operating expenses and the reduction of administrative staff.

Although the Company's net revenues decreased $220,600 from the fiscal 2003 quarter to the fiscal 2004 quarter, its loss from operations actually decreased, from $725,400 for the fiscal 2003 quarter to $521,200 in the fiscal 2004 quarter, due to the higher gross margins of products sold and decreases in selling, general and administrative expense as noted above.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of December 31, 2003, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In September 2002, the Company was contacted by Syndia Corporation, the owner of certain patents of which Mr. Jerome Lemelson is a named inventor (Syndia patents). The Syndia claim is based upon processes potentially used by the Company's assembly subcontractors and wafer suppliers. Syndia has not filed suit, but has urged the Company to enter into a licensing agreement with Syndia in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits. On June 20, 2003, Taiwan Semiconductor Manufacturing Corporation (TSMC), the Company's primary wafer supplier, filed a claim against Syndia for a declaratory judgment of non-infringement, invalidity, and unenforceability of the Syndia patents. Further, TSMC claimed intentional interference with contractual relations, unfair business practices, and unfair competition arising from Syndia's bad-faith allegations that TSMC and TSMC's customers infringe the Syndia patents. On November 10, 2003, TSMC and Syndia jointly announced they had reached a settlement that resolved all outstanding legal claims raised by both parties, with no admission of liability by either party. TSMC also stated in the announcement that it settled this dispute for business reasons and to protect its customers from potential claims relating to products manufactured for them by TSMC.

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

b.  The following reports on Form 8-K were filed during the fiscal quarter for which this report is filed:

1.	November 25, 2003 - The Company disclosed the release of its earnings for the fiscal year ended September 28, 2003.

2.	December 18, 2003 - The Company disclosed it was changing its fiscal year to a fiscal year ending September 30, with each quarter ending at end of a calendar quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: February 3, 2004	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer

Date: February 3, 2004	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.4] (2)
10.4	Rights Agreement, dated April 30, 1997. [1] (4)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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