Form 10-Q
period 2004-04-30
LOGIC DEVICES INC
filed 2004-05-13
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2004

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On May 11, 2004, 6,743,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets

	March 31, 2004	September 28, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 1,545,500	$ 1,806,100
Accounts receivable, net of allowance for doubtful accounts of $3,500	877,600	840,100
Inventories (Note 2)	7,665,100	8,510,900
Prepaid expenses and other current assets	286,600	192,300
Total current assets	10,374,800	11,349,400

Property and equipment, net	760,400	856,700
Other assets	103,600	42,400

	$ 11,238,800	$ 12,248,500
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 24,600	$ 47,000
Accrued payroll and vacation	47,500	160,500
Accrued commissions	29,500	20,200
Other accrued expenses	-	38,000
Total current liabilities	101,600	265,700

Deferred rent	40,200	39,900
Total liabilities	141,800	305,600

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; 5,000 designated as Series A; no shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized; 6,743,188 and 6,640,688 shares issued
and outstanding, respectively	18,436,500	18,317,200
Additional paid-in capital	100,000	100,000
Accumulated deficit	(7,439,500)	(6,474,300)
Total shareholders' equity	11,097,000	11,942,900

	$ 11,238,800	$ 12,248,500

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	March 31, 2004	March 30, 2003

Net revenues	$ 1,205,700	$ 1,366,200

Cost of revenues	850,200	882,900

Gross margin	355,500	483,300

Operating expenses:
Research and development	367,700	425,000
Selling, general, and administrative	447,600	511,400
Total operating expenses	815,300	936,400

Loss from operations	(459,800)	(453,100)

Other income (expense), net	10,200	8,500

Loss before provision for income taxes	(449,600)	(444,600)

Provision for incomes taxes	800	800

Net loss	$ (450,400)	$ (445,400)

Basic and diluted loss per share	$ (0.07)	$ (0.07)

Basic and diluted weighted average shares outstanding	6,721,521	6,630,688

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the six fiscal months ended:
	March 31, 2004	March 30, 2003

Net revenues	$ 2,307,800	$ 2,688,900

Cost of revenues	1,560,200	1,966,300

Gross margin	747,600	722,600

Operating expenses:
Research and development	766,700	816,200
Selling, general, and administrative	961,900	1,084,900
Total operating expenses	1,728,600	1,901,100

Loss from operations	(981,000)	(1,178,500)

Other income (expense), net	16,600	8,400

Loss before provision for income taxes	(964,400)	(1,170,100)

Provision for incomes taxes	800	800

Net loss	$ (965,200)	$ (1,170,900)

Basic and diluted loss per share	$ (0.15)	$ (0.18)

Basic and diluted weighted average shares outstanding	6,687,771	6,667,721

See accompanying notes to financial statements.

Statements of Cash Flows

(unaudited)

	For the six fiscal months ended:
	March 31, 2004	March 30, 2003

Cash flows from operating activities:
Net loss	$ (965,200)	$ (1,170,900)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	141,000	223,900
Loss on disposal of capital equipment	100	300
Deferred rent	300	36,900
Change in operating assets and liabilities:
Accounts receivable	(37,500)	2,029,200
Inventories	845,800	499,600
Prepaid expenses and other current assets	(94,300)	244,500
Accounts payable	(22,400)	(112,100)
Accrued payroll and vacation	(113,000)	(3,900)
Accrued commissions	9,300	22,800
Other accrued expenses	(38,000)	(900)
Net cash (used in) provided by operating activities	(273,900)	1,769,400

Cash flows from investing activities:
Capital expenditures	(44,800)	(209,100)
Other assets	(61,200)	800
Net cash used in investing activities	(106,000)	(208,300)

Cash flows from financing activities:
Repurchase of Company common stock	-	(233,700)
Proceeds from exercise of common stock options	119,300	-
Repayment of capital lease obligations	-	(2,900)
Net cash provided by (used in) financing activities	119,300	(236,600)

Net (decrease) increase in cash and cash equivalents	(260,600)	1,324,500

Cash and cash equivalents, beginning of period	1,806,100	1,061,100

Cash and cash equivalents, end of period	$ 1,545,500	$ 2,385,600

See accompanying notes to financial statements.

LOGIC Devices Incorporated

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

As a result of this change, the Company's fiscal years will be comprised of 365 days or, in leap years such as 2004, 366 days with each fiscal quarter ending at the end of a calendar quarter. The Company's current fiscal year will end September 30, 2004 rather than September 26, 2004. The additional four days were included in the Company's first quarter for fiscal 2004, which ended December 31, 2003.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 28, 2003 and September 29, 2002, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Inventories
A summary of inventories follows:
	March 31, 2004	September 28, 2003

Raw materials	$ 943,200	$ 919,600
Work in process	4,714,100	4,521,200
Finished goods	2,007,800	3,070,100

	$ 7,665,100	$ 8,510,900
	Based on forecasted fiscal year 2004 sales levels, the Company has on-hand inventories aggregating approximately 23 months of sales.
3.	Shareholders' Equity

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

		Fiscal Quarter Ended		Fiscal Six Months Ended
		March 31, 2004	March 30, 2003	March 31, 2004	March 30, 2003

	Net loss, as reported	$ (450,400)	$ (445,400)	$ (965,200)	$(1,170,900)
	SFAS No. 123 expense	12,600	12,600	2,000	25,200

	Pro forma net loss	$ (452,200)	$ (458,000)	$ (967,200)	$(1,196,100)

	Basic and diluted net loss per share, as reported	$ (0.07)	$ (0.07)	$ (0.15)	$ (0.18)

	Pro forma basic and diluted net loss per share	$ (0.07)	$ (0.07)	$ (0.15)	$ (0.18)
	For purposes of pro forma disclosure, the estimated fair value of the options is expensed over the vesting period of the related options.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, hopes, intends, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" in the Annual Report on Form 10-K for the Company' fiscal year ended September 28, 2003 and in "Business" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, in such Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Liquidity and Capital Resources

Cash Flows

While the Company had a net loss of $965,200 for the six fiscal months ended March 31, 2004, it used net cash of $273,900 for operations during this period. Further, in the quarter ended March 31, 2004, the Company produced net cash of $23,000 from operations. During the six-month period, the Company used $94,300 on prepaid expenses and other current assets, $22,400 on accounts payable, and an additional $141,700 to reduce accrued expenses. At the same time, it generated $845,800 by reducing existing inventories. The Company used $106,000 on capital expenditures and other assets and received $119,300 from the exercise of common stock options by directors and employees.

During the six fiscal months ended March 30, 2003, the Company had a net loss of $1,170,900; however, its operations provided $1,769,400 of net cash. This was mainly the result of a decrease in accounts receivable of $2,029,200 resulting from collections, a decrease in inventory of approximately $499,600, and a decrease in prepaid expenses of $244,500. At the same time, the Company used only $97,000 of cash to reduce its liabilities, as it has carried less than $500,000 in total liabilities since the fiscal quarter ended June 30, 2002. The Company used some of this cash from operations to purchase capital assets aggregating $209,100 and to fund the repurchase of $233,700 of its common stock on the open market.

Working Capital

The Company's accounts receivable often equals approximately one-half to two-thirds its quarterly revenues, as many of its customers tend to request shipment during the latter portion of the fiscal quarter. Therefore, a large portion of the Company's accounts receivable are typically not due at quarter-end, according to the Company's net 30 terms. The Company continues to work closely with customers to attempt to spread their orders and shipments throughout the quarter.

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

During fiscal 2003, the Company reduced its inventory by 11%, or $1,080,200, and during the six fiscal months ended March 31, 2004, the Company reduced its inventory by 10%, or $845,800 (with the finished goods inventory being reduced by 35%). The Company expects to continue to reduce inventory during fiscal 2004 and in future periods. The Company provides reserves for product material that is over one-year old and has no backlog or sales activity, and for future obsolescence. The Company also takes physical inventory write-downs for obsolescence and slow-moving items. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve provides a reasonable estimate of the recoverability of inventories.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions taken in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of May 6, 2004, it holds approximately $1.6 million in cash reserves, produced $23,000 from operations in the last quarter, and anticipates breakeven or positive cash flows from operations through the end of fiscal 2004. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products. At current resource levels, the Company does not anticipate being able to complete all product opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates its research and development expenditures will continue to be a significant portion of its operating expenses.

Results of Operations

Revenues

Net revenues for the quarter and six months ended March 31, 2004 decreased $160,500 or 12% and $381,100 or 14%, respectively, compared to the net revenues for the same periods of fiscal 2003. This decrease was the result of the Company's lack of new product introductions in the past year. Most companies in the semiconductor industry typically experience a correlation between their success in introducing new products and increases in revenues. While the Company remains committed to product development, it has not made significant new product introductions over the past few years as a result of focusing on reducing costs and strengthening its cash flow and balance sheet. Disappointing execution by the engineering team and the need to downsize to cut costs have hampered the Company's ability to introduce new products. However, the Company did experience a 9% increase in net revenues from the immediately preceding quarter.

Expenses

Cost of revenues for the quarter and six months ended March 31, 2004 decreased $32,700 or 4% and $406,100 or 21%, respectively, compared to the cost of revenues for the same periods of fiscal 2003. The Company's gross margin as a percentage of revenues decreased from 35% for the fiscal 2003 quarter to 29% for the fiscal 2004 quarter. In the 2003 period, 23% of the Company's net revenues were derived from products in inventory previously written off, while in 2004, only 6% of the net revenues were from similar products. However, the Company's gross margin as a percentage of revenues increased from 27% for the six-month period of fiscal 2003 to 32% for the six-month period of fiscal 2004, due to an overall higher-profit margin mix of products sold in 2004.

Research and development expense for the quarter and six months ended March 31, 2004 decreased $57,300 or 13% and $49,500 or 6%, respectively, compared to the research and development expense for the same periods of fiscal 2003. While the Company's target of research and development expense as a percentage of revenues is 20%, the percentages for the 2004 quarter and six months were 30% and 33%, compared to 31% and 30%, respectively, for the 2003 period. The Company believes research and development is vital for growing future revenues. The Company currently has new products it hopes to introduce later in fiscal 2004.

Selling, general and administrative expense for the quarter and six months ended March 31, 2004 decreased $63,800 or 12% and $123,000 or 11%, respectively, compared to the selling, general and administrative expense for the same periods of fiscal 2003. This decrease was the result of the reduction of administrative and sales staff and other cost-cutting efforts.

Although the Company's net revenues decreased from fiscal 2003 to fiscal 2004, its loss from operations increased by only $5,000 for the quarter and decreased for the six-month period, as a result of the foregoing factors.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of March 31, 2004, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In January 1998, the Company was contacted by the attorneys representing the estate of Mr. Jerome Lemelson, charging that the Company infringed on certain patents registered by Mr. Lemelson. The attorneys for the estate have not filed suit, but have urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits, and that many have successfully defeated the claims. Should the estate file suit, the Company would vigorously defend itself in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event the Company might be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of this matter.

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

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At 9:00 a.m. on March 18, 2004, the Company held its Annual Shareholders Meeting at its headquarters, located at 395 West Java Drive, Sunnyvale, California 94089. There were 6,607,175 shares present or represented by proxy at the meeting, representing a quorum. There were four items of business to be voted on during the meeting.

1.       Election of Directors

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

FOR	WITHHELD
Howard L. Farkas	5,424,544	1,182,631
Brian P. Cardozo	5,814,414	792,761
Fredric J. Harris	5,841,714	765,461
Joel S. Kanter	5,402,644	1,204,531
Albert Morrison Jr.	5,842,564	764,611
William J. Volz	5,799,614	807,561
As a result of the vote, all nominees were elected as directors at the meeting.
The votes for the three other items of business are as set forth in the following table:
FOR	AGAINST	ABSTAIN
2. To approve an amendment to the Amended and Restated 1998 Director Stock Incentive Plan to increase the number of shares of Common Stock in the annual automatic grants to non-employee directors from 10,000 to 15,000	1,821,695	1,292,682	8,857
3. To approve an amendment to the Amended and Restated 1998 Director Stock Incentive Plan, making non-employee directors eligible to receive the annual automatic grants of options upon initial election to our Board of Directors, in addition to upon re-election	1,826,007	1,281,115	16,112
4. To ratify the appointment of Perry-Smith LLP as the Company's independent auditors	6,554,537	37,350	15,288

As the number of votes FOR represented a majority of votes cast (which votes FOR also constituted at least a majority of the required quorum) on each item of business, Items 2 through 4 were passed at the meeting.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

a.  The Index to Exhibits appears at page 16 of this report.

b.  The following reports on Form 8-K were filed during the fiscal quarter for which this report is filed:

1.	January 5, 2004 - The Company disclosed the resignation of Gary Schaefer as Chief Financial Officer.
2.	January 29, 2004 - The Company disclosed the announcement of the return of Kimiko Milheim as Chief Financial Officer.
3.	February 3, 2004 - The Company disclosed the release of its earnings for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: May 12, 2004	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer

Date: May 12, 2004	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.4	Rights Agreement, dated April 30, 1997. [1] (4)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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