Form 10-Q
period 2004-06-30
LOGIC DEVICES INC
filed 2004-08-10
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2004

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On August 9, 2004, 6,743,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets

	June 30, 2004	September 28, 2003
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 1,733,200	$ 1,806,100
Accounts receivable, net of allowance for doubtful accounts of $0 and $3,500, respectively	827,000	840,100
Inventories (Note 2)	7,199,300	8,510,900
Prepaid expenses and other current assets	256,800	192,300
Total current assets	10,016,300	11,349,400

Property and equipment, net	837,100	856,700
Other assets	134,100	42,400

	$ 10,987,500	$ 12,248,500
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 65,900	$ 47,000
Accrued payroll and vacation	64,500	160,500
Accrued commissions	15,800	20,200
Other accrued expenses	-	38,000
Total current liabilities	146,200	265,700

Deferred rent	40,400	39,900
Total liabilities	186,600	305,600

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; 5,000 designated as Series A; no shares
issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized; 6,743,188 and 6,640,688 shares issued
and outstanding, respectively	18,436,500	18,317,200
Additional paid-in capital	100,000	100,000
Accumulated deficit	(7,735,600)	(6,474,300)
Total shareholders' equity	10,800,900	11,942,900

	$ 10,987,500	$ 12,248,500

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	June 30, 2004	June 29, 2003

Net revenues	$ 1,099,800	$ 1,206,300

Cost of revenues	710,600	819,500

Gross margin	389,200	386,800

Operating expenses:
Research and development	283,100	479,300
Selling, general, and administrative	406,600	482,100
Total operating expenses	689,700	961,400

Loss from operations	(300,500)	(574,600)

Other income (expense), net	4,400	8,400

Loss before provision for income taxes	(296,100)	(566,200)

Provision for incomes taxes	-	-

Net loss	$ (296,100)	$ (566,200)

Basic and diluted loss per common share	$ (0.04)	$ (0.08)

Basic and diluted weighted average common shares outstanding	6,743,188	6,630,688

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the nine fiscal months ended:
	June 30, 2004	June 29, 2003

Net revenues	$ 3,407,600	$ 3,895,200

Cost of revenues	2,270,800	2,785,800

Gross margin	1,136,800	1,109,400

Operating expenses:
Research and development	1,049,800	1,295,500
Selling, general, and administrative	1,368,500	1,567,000
Total operating expenses	2,418,300	2,862,500

Loss from operations	(1,281,500)	(1,753,100)

Other income (expense), net	21,000	16,800

Loss before provision for income taxes	(1,260,500)	(1,736,300)

Provision for incomes taxes	800	800

Net loss	$ (1,261,300)	$ (1,737,100)

Basic and diluted loss per common share	$ (0.19)	$ (0.26)

Basic and diluted weighted average common shares outstanding	6,706,244	6,655,377

See accompanying notes to financial statements.

Statements of Cash Flows

(unaudited)

	For the nine fiscal months ended:
	June 30, 2004	June 29, 2003

Cash flows from operating activities:
Net loss	$ (1,261,300)	$ (1,737,100)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	210,100	317,300
Allowance for doubtful accounts	(3,500)	-
Loss on disposal of capital equipment	100	300
Deferred rent	500	38,400
Change in operating assets and liabilities:
Accounts receivable	16,600	2,001,800
Inventories	1,311,600	794,800
Prepaid expenses and other current assets	(64,500)	287,600
Accounts payable	18,900	(107,300)
Accrued payroll and vacation	(96,000)	(37,800)
Accrued commissions	(4,400)	12,200
Other accrued expenses	(38,000)	(900)
Net cash provided by operating activities	90,100	1,569,300

Cash flows from investing activities:
Capital expenditures	(190,600)	(264,800)
Other assets	(91,700)	(6,800)
Net cash used in investing activities	(282,300)	(271,600)

Cash flows from financing activities:
Repurchase of Company common stock	-	(233,700)
Proceeds from exercise of common stock options	119,300	11,000
Repayment of capital lease obligations	-	(2,900)
Net cash provided by (used in) financing activities	119,300	(225,600)

Net (decrease) increase in cash and cash equivalents	(72,900)	1,072,100

Cash and cash equivalents, beginning of period	1,806,100	1,061,100

Cash and cash equivalents, end of period	$ 1,733,200	$ 2,133,200

See accompanying notes to financial statements.

1.	Basis of Presentation

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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 28, 2003 and September 29, 2002, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

2.	Inventories
A summary of inventories follows:
		June 30, 2004	September 28, 2003

	Raw materials	$ 856,900	$ 919,600
	Work in process	4,470,700	4,521,200
	Finished goods	1,871,700	3,070,100

		$ 7,199,300	$ 8,510,900
	Based on forecasted fiscal year 2004 sales levels, the Company has on-hand inventories aggregating approximately 20 months of sales.
3.	Shareholders' Equity

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

		Quarter Ended		Nine Fiscal Months Ended
		June 30, 2004	June 29, 2003	June 30, 2004	June 29, 2003

	Net loss, as reported	$ (296,100)	$ (566,200)	$(1,261,300)	$(1,737,100)
	SFAS No. 123 expense	1,800	12,600	3,800	37,800
	Pro forma net loss	$ (297,900)	$ (578,800)	$ (967,100)	$(1,774,900)

	Basic and diluted net loss per share, as reported	$ (0.04)	$ (0.08)	$ (0.19)	$ (0.26)

	Pro forma basic and diluted net loss per share	$ (0.04)	$ (0.09)	$ (0.19)	$ (0.27)
	For purposes of pro forma disclosure, the estimated fair value of the options is expensed over the vesting period of the related options.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, hopes, intends, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" and "Business" in the Annual Report on Form 10-K for the Company's fiscal year ended September 28, 2003 in the Management's Discussion and Analysis of Financial Condition and Results of Operations in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Liquidity and Capital Resources

Cash Flows

While the Company had a net loss of $1,261,300 for the nine fiscal months ended June 30, 2004, it produced net cash of $90,100 from operations during this period. While the Company generated $1,311,600 by reducing existing inventories, it used $64,500 on prepaid expenses and other current assets, and an additional $138,400 to reduce accrued expenses. In addition, the Company used $282,300 on capital expenditures and other assets and received $119,300 from the exercise of common stock options by directors and employees.

While the Company had a net loss of $1,737,100, its operations provided $1,569,300 of net cash during the nine fiscal months ended June 29, 2003. This was mainly the result of the collection of accounts receivable of $2,001,800, a decrease in inventory of approximately $794,800 as the Company used existing inventory to ship a majority of the period's sales, and a decrease in prepaid expenses of $287,600. At the same time, the Company used only $147,500 of cash to reduce its liabilities, as it carried less than $500,000 in total liabilities for the prior 12 months. The Company used some of this cash from operations to purchase capital assets aggregating $264,800 and to fund the repurchase of $233,700 of its common stock on the open market.

Working Capital

At the end of its fiscal quarters, the Company's accounts receivable balance often exceeds two-thirds its quarterly revenues, as many of its customers tend to request shipment during the latter portion of the fiscal quarter. A result of this fact and the Company's net 30 day payment terms, is that a large portion of the Company's accounts receivable are typically not due at quarter-end. The Company continues to work closely with customers to attempt to spread their orders and shipments throughout the quarter.

Due to the nature of its business and the long life cycles of its products, the Company's investment in inventories has been, and will continue to be, significant (at forecasted fiscal 2004 sales levels, on-hand inventories approximate 20 months of sales). Although high levels of inventory impact liquidity, the Company believes these costs are a less costly alternative to owning a wafer fabrication facility.

During fiscal 2003, the Company reduced its inventory by 11%, or $1,080,200, and during the nine fiscal months ended June 30, 2004, the Company has reduced its inventory by 15%, or $1,311,600 (with the finished goods inventory being reduced by 39%) compared to the September 30, 2003 balance. The Company expects to continue to reduce inventory during fiscal 2004 and in future periods. The Company provides reserves for product material that is over one-year old and has no backlog or sales activity, and for obsolescence. The Company also takes physical inventory write-downs for slow-moving items. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess quantity analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve provides a reasonable estimate of the recoverability of inventories.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions implemented in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of August 9, 2004, it holds approximately $1.7 million in cash reserves, produced $364,000 from operations in the last quarter, and anticipates breakeven or positive cash flows from operations through the end of fiscal 2004. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products. At current resource levels, the Company does not anticipate being able to take advantage of all product opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates its research and development expenditures will continue to be a significant portion of its operating expenses.

Results of Operations

Revenues

Net revenues for the quarter and nine months ended June 30, 2004 decreased $106,500 or 9% and $487,600 or 12%, respectively, compared to the net revenues for the same periods of fiscal 2003. This decrease was the result of the Company's lack of new product introductions in the past year. Most companies in the semiconductor industry typically experience a correlation between their success in introducing new products and increases in revenues. While the Company remains committed to product development, it has not made significant new product introductions over the past few years as a result its focus on reducing costs and strengthening its cash flows and balance sheet. The Company currently has new products it hopes to introduce in the last quarter of fiscal 2004.

Expenses

Cost of revenues for the quarter and nine months ended June 30, 2004 decreased $108,900 or 13% and $515,000 or 18%, respectively, compared to the cost of revenues for the same periods of fiscal 2003. The Company's gross margin as a percentage of revenues increased from 32% for the fiscal 2003 quarter to 35% for the fiscal 2004 quarter. In the 2003 period, 9% of the Company's net revenues were derived from products in inventory previously written off, while in 2004, 11% of the net revenues were from similar products. In addition, the Company's gross margin as a percentage of revenues increased from 28% for the nine-month period of fiscal 2003 to 33% for the same nine-month period of fiscal 2004, due to an overall higher-profit margin mix of products sold in 2004.

Research and development expense for the quarter and nine months ended June 30, 2004 decreased $196,200 or 41% and $245,700 or 19%, respectively, compared to the research and development expense for the same periods of fiscal 2003. While the Company's target for research and development expense as a percentage of revenues is 20%, the percentages for the 2004 quarter and nine-month period were 26% and 31%, compared to 40% and 33%, respectively, for the 2003 periods. The Company believes research and development is vital for growing future revenues and it has, therefore, maintained high levels of research and development expenses despite decreasing revenues.

Selling, general and administrative expense for the quarter and nine months ended June 30, 2004 decreased $75,500 or 16% and $198,500 or 13%, respectively, compared to the selling, general and administrative expense for the same periods of fiscal 2003. This decrease was the result of the reduction of administrative and sales staff and other cost-cutting efforts.

Although the Company's net revenues decreased from fiscal 2003 to fiscal 2004, its loss from operations decreased by $274,100 and $471,600 for the quarter and nine-month period, respectively, as a result of the foregoing factors.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of June 30, 2004, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company receives demands from various parties asserting patent claims. These demands are often not based on any specific knowledge of the Company's products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact on the Company's financial position and results of operations.

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

b.  The following reports on Form 8-K were filed during the fiscal quarter for which this report is filed:

1.	May 12, 2004 - The Company disclosed the release of its earnings for the quarter and six fiscal months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: August 10, 2004	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer

Date: August 10, 2004	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (6)
10.4	Rights Agreement, dated April 30, 1997. [1] (4)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Registration Statement on Form S-18, as filed with the SEC on August 23, 1988 [Registration No. 33-23763-LA].
(2)	Annual Report on Form 10-K for the fiscal year ended September 29, 2002, as filed with the SEC on December 10, 2002.
(3)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4)	Registration Statement on Form 8-A, as filed with the SEC on May 5, 1997 [Registration No. 000-17187].
(5)	Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.
(6)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 12, 2004.