Form 10-K
period 2004-09-30
LOGIC DEVICES INC
filed 2004-12-20
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2004

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

Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ] CHECK IF APPLICABLE

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes            No    X

The approximate aggregate market value of the registrant's common stock held by non-affiliates as of March 31, 2004 (the last business day of the registrant's most recently completed second quarter) was $7.9 million, based on the closing price for the common stock on the Nasdaq National Market on such date. The foregoing calculation excludes shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 20, 2004, the Registrant had 6,743,188 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: Parts of the Proxy Statement for registrant's 2005 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, and 12 of Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, net income, market acceptance of the products of Logic Devices Incorporated (the Company), the competitive nature of and anticipated growth in the Company's markets, the Company's ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing and acceptance of new product introductions, the adoption of future industry standards, the Company's production capacity, its ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on the Company's current expectations, estimates, and projections about its industry, management's beliefs, and certain assumptions made by it. Words such as "anticipates, appears, expects, intends, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under the section, "Factors Affecting Future Results," at the end of Item 1 of this Annual Report on Form 10-K. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.    BUSINESS

General Development of the Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance digital integrated circuits that address the requirements of original equipment manufacturers (OEMs) to provide high-speed electronic computation and storage in digital signal processing (DSP), video image processing, and telecommunications applications. The Company's product strategy is to develop and market proprietary circuits that offer superior performance to meet specific application requirements.

On December 15, 2003, the Company elected to change its calendar business year to a fiscal year ending September 30. Previously, the Company's fiscal years were comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with fiscal 2003 ending September 28, 2003 and fiscal 2002 ending September 29, 2002. Previously, the Company's fiscal quarters were comprised of exactly 13 weeks and, therefore, its fiscal years consisted of only 364 days.

As a result of this change, the Company's fiscal years will be comprised of 365 days or, in leap years such as 2004, 366 days with each fiscal quarter ending at the end of a calendar quarter. The Company's 2004 fiscal year ended September 30, 2004 rather than September 26, 2004. The additional four days were included in the Company's first quarter for fiscal 2004, which ended December 31, 2003.

The Company's products generally address DSP requirements involving high-performance arithmetic computational and high-speed storage functions. The Company is focused on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. The Company seeks to provide related groups of circuits that OEMs purchase for incorporation into high-performance electronic systems. As a result of the Company's focus on higher value products, it has reduced the number of products it offers by over 80 percent over the past five years.

The Company relies on third-party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given Company design, from which finished products are then assembled. The Company's strategy is to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility, by outsourcing wafer processing to third-party foundries and taking advantage of their expertise. See "Business - Background." The Company currently has two primary wafer suppliers and continues to explore additional foundry relationships to reduce its dependence on any single wafer foundry.

The Company markets its products worldwide through its own direct sales force, and through one domestic and 21 international distributors. In fiscal year 2004, approximately 34 percent of the Company's net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 66 percent of net revenues. Among the Company's customers are GE Medical, Lockheed Martin, Qualcomm, Texas Instruments, Sony, Teradyne, and Raytheon. Approximately 48 percent of the Company's 2004 net revenues were derived from within the United States and approximately 52 percent were derived from foreign sales.

The Company was incorporated under the laws of the State of California in April 1983. The Company headquarters are located at 395 West Java Drive, Sunnyvale, California 94089. The Company's telephone number is (408) 542-5400.

Available Information

The Company makes available its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 free of charge on its website, www.logicdevices.com, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

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

Markets and Product Strategies

DSP is an important technology for many emerging product technologies. It involves converting light, sound, or other naturally occurring analog phenomena into a stream of digital values that may then be processed, manipulated, exchanged, or sorted by electronic systems. DSP provides many advantages, including: the ability to store and recall information; the ability to extract information content and compress the amount of data that must be stored, processed, or transmitted; and the ability to process and manipulate digital data with consistency and precision. Manipulation of video images and speech requires signal-processing rates and precision that are not yet practical with analog technology or with general-purpose (non-DSP) processors.

DSP is becoming commonplace in our lives, resulting from rapid advances in semiconductor process technology and increasing cost effectiveness. Consequently, very large and formidable companies have become interested in DSP, with a focus on high-volume applications. To avoid direct competition with these larger companies, the Company attempts to identify products and market niches that demand the greater performance that programmable DSP circuits can achieve, yet are small enough not to attract significant attention from the larger chip manufacturers.

Beginning in November 1998, the Federal Communications Commission (FCC) directed that television broadcasters begin a transition from analog broadcasts to high-definition digital television (HDTV), which offers clearer pictures and better sound, with all analog broadcasts scheduled to cease by 2006. Unfortunately, the broadcasters have resisted and remain behind the scheduled mandates. This slow transition adversely affected the Company's revenues in the past few fiscal years.

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

The Company has historically derived a significant portion of its revenues from television broadcast equipment manufacturers. In the late 1990's, the Company jointly defined with its customers a family of high-performance digital image filtering circuits that facilitate the smoothing of edges as video images are stretched and resized. The Company has developed and sampled these to OEMs for incorporation into HDTV studio production systems. While sales of HDTV studio equipment have lagged behind market forecasts, the Company believes its products offer effective solutions to certain video image filtering problems in that equipment. Therefore, if HDTV studio equipment begins to sell in higher volume, the Company believes it may benefit from increasing sales.

As a result of its initial work on digital filtering and image resizing circuits, the Company identified secondary applications for this product technology. The Company found that the circuits were applicable to, and have been incorporated into, advanced medical imaging equipment, such as ultrasound and computer aided tomography (CAT) scanners, and security camera systems.

Lastly, in fiscal 2002, as a result of the need to replenish stocks of advanced military weapons systems, the Company enjoyed increased sales for certain military programs, with sales to one defense contractor, Lockheed Martin, comprising 24 percent of net revenues. One military product comprised 17.4 percent of net revenues in fiscal 2002. No other products made up more than 15 percent of net revenues in fiscal 2002. No products made up more than 15 percent of net revenues in fiscal 2004 or 2003.

Products in Development

Companies in the semiconductor industry typically experience a correlation between their success in introducing new products and increases in revenues. While the Company remains committed to product development, it did not make significant new product introductions over the past few years as a result of focusing on reducing costs and strengthening its cash flow and balance sheet.

To address the lack of new product introductions over the past few years, the Company maintained high levels of research and development expenditures even though its net revenues decreased during fiscal 2004 and 2003. Through hiring and support of the continuing education of its employees, the Company increased the educational background of its design team during the past few years, while also acquiring new software design automation tools to increase the productivity of its product development efforts. These efforts resulted in the introduction of a new video frame buffer product, the LF3312, which the Company is currently sampling to customers. At current resource levels, the Company does not anticipate being able to complete all product opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates that its product development expenditures will continue to be significant in the future and be directed towards those products with the greatest revenue potential. Based on the investments the Company has made in research and development, it anticipates product development will accelerate in the future.

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

The Company is primarily dependent upon two wafer suppliers, one of which was qualified during fiscal 2004, and does not have a guarantee of minimum supplies. Therefore, there can be no assurance that such relationships will continue to be on terms satisfactory to the Company. The inability to obtain adequate quantities of processed wafers could limit the Company's revenues. As a result of this risk, the Company carries a large inventory of unassembled wafers that can be packaged into a variety of carrier styles to support customer requirements.

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

Marketing, Sales, and Customers

The Company markets its products worldwide to a broad range of customers through its own sales efforts and through one domestic and 21 international electronics distributors. The Company concentrates its direct marketing efforts on high-performance segments of the medical imaging, broadcast equipment, and telecommunications markets, in applications where high speed is critical. Among the Company's OEM customers are GE Medical, Lockheed Martin, Qualcomm, Texas Instruments, Sony, Teradyne, and Raytheon.

The Company coordinates worldwide sales from its sales office in Warminster, England. Distributors purchase the Company's products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, the Company's distributors receive certain price protection and limited stock rotation rights. However, the Company's distributors are required to simultaneously order an amount equal to or greater than any rotation items returned. During fiscal 2004, 2003, and 2002, sales through both international and domestic distributors accounted for approximately 66%, 68%, and 54% of net revenues, respectively.

In fiscal 2004, 2003, and 2002, Jan Devices, Inc., a domestic distributor, accounted for approximately 14%, 13%, and 21% of net revenues, respectively. In both fiscal 2004 and 2003, MCM Japan Ltd., an international distributor, comprised approximately 12% of net revenues. In addition, Zwinz Technical Consulting, another international distributor, comprised approximately 14% of net revenues in fiscal 2003, while one non-distributor customer, Lockheed Martin, comprised approximately 24% of net revenues in fiscal 2002.

The Company's domestic and international distributors are not exclusive and they may also market products competitive with the Company's products. The Company warrants its products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

International sales are conducted by sales representatives and distributors located in Australia, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, the Netherlands, Singapore, South Africa, Spain, Sweden, and Taiwan. During fiscal 2004, 2003, and 2002, the Company's export sales were approximately 52%, 55%, and 33% of net revenues, respectively (see Note 8 in "Notes to Financial Statements" contained in Item 8). The Company's international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for the Company's products. Although the Company's international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, the Company has not experienced any material difficulties resulting from these restrictions to date.

Backlog

As of December 2, 2004 and 2003, the Company's backlog was approximately $377,000 and $164,400, respectively. The Company's backlog includes all released purchase orders shippable within the following 12 months, including orders from distributors. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, all orders on the backlog that are not "last-time buys" are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products. The Company produces catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The Company's business for its catalog products, like the businesses of many companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period and the Company believes that its backlog is not a good indicator of future revenues.

Research and Development

As the Company has not introduced sufficient new products in a few years, it views new product development as the most important factor affecting revenue growth; therefore, it continues its commitment to research and development. Research and development expenditures were 31%, 36%, and 27% of net revenues in fiscal 2004, 2003, and 2002, respectively. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Statements of Operations," contained in Items 6, 7, and 8, respectively.

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

Actual results could differ materially from those expressed in any forward-looking statements made by the Company. Further, any forward-looking statement applies only as of the date on which it is made. The Company is not required to, and undertakes no obligation, to update or revise any forward-looking statement to reflect events or circumstances after the date on which such statement was made, or to reflect the occurrence of unanticipated events.

The Company has a history of losses and its future operating results could be harmed due to semiconductor industry business cycles.

The Company has sustained substantial net losses during the past few fiscal years. These net losses are attributable principally to delays in the television broadcast industry's transition to high definition digital broadcasting from current analog standards, the prolonged downturn in the semiconductor industry, and delays in new product development. Many factors will affect the Company's ability to become profitable or sustain profitability, such as continued demand for the Company's products by its customers, lack of price erosion, efficiency of its manufacturing subcontractors, continued product innovation and design wins, and the Company's continued ability to manage its operating expenses.

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

The Company is a small company with very limited resources compared to its current and potential competitors and it may not be able to compete effectively in its highly competitive industry.

The semiconductor industry is highly competitive and many of the Company's direct and indirect competitors and potential competitors have substantially greater financial, technological, manufacturing, and sales resources. If the Company is unable to compete successfully in this environment, its operating results could be harmed.

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

The Company anticipates that the concentration of its sales among relatively few customers will continue in the future. The Company does not have long-term purchase commitments from any of its customers. Therefore, these customers could cease purchasing the Company's products with limited notice and with no penalty.

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

Beginning in November 1998, the Federal Communications Commission directed that television broadcasters begin a transition from current analog broadcasts to HDTV broadcasts. All analog broadcasts are scheduled to cease by the year 2006. However, it is generally acknowledged that the industry will not meet the 2006 conversion deadline.

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

The Company does not manufacture silicon wafers. It relies upon two wafer suppliers, each of which is the sole source for certain of the Company's products, and two assembly/test subcontractors. These suppliers do not have a contractual obligation or commitment to supply such wafers or services in the future. If the suppliers are unable or unwilling to supply wafers or services, the Company's operating results could be harmed. The Company may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur. As a result of its reliance on third parties, the Company faces significant risks, including:

•   reduced control over delivery schedules and quality;

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

The Company's primary silicon wafer supplier and assembly subcontractors are located in Asia, primarily in South Korea and Taiwan. Economic, financial, social, and political conditions in have been volatile. Financial difficulties, government actions or restrictions, prolonged work stoppages, or any other difficulties experienced by the Company's suppliers could harm future operating results.

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

Although the Company sustained substantial net losses during fiscal 2004, 2003, and 2002, its cash flows from operations were positive during these fiscal years, due to its reductions in accounts receivable and inventory and its cost reduction efforts. However, these reductions cannot continue indefinitely. If the Company is unable to return to profitability, it would have to utilize cash reserves and thereafter obtain additional funding through debt or equity financing. If the Company is able to obtain debt financing, which is not assured, the terms of such financing are unknown, since it does not presently have a credit facility, and may be unfavorable to it. Similarly, there can be no assurance that the Company would be able to sell capital stock on favorable terms or at all and any such sales may adversely affect its existing shareholders.

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

Employees

As of September 30, 2004, the Company had 16 employees, consultants, and part-time employees, of which 13 were full-time employees. This reduction of 13 full-time employees is part of the Company's efforts to reduce costs; however, it was careful to retain employees that are important to maintain the Company's ongoing development efforts. The Company's ability to attract and retain qualified personnel is an important factor in its continued success. None of the Company's employees are represented by a collective bargaining agreement, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good.

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

In January 1998, the Company was contacted by the attorneys representing the estate of Mr. Jerome Lemelson, charging that the Company infringed on certain patents registered by Mr. Lemelson. The attorneys for the estate have not filed suit, but have urged the Company to enter into a licensing agreement with the estate in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits, and that some have successfully defeated the claims. The Company has not had contact with the estate of Lemelson regarding this matter for several years. The Company has not analyzed the impact, if any, on the estate's claim from the January 2004 United States District Court of Nevada ruling, which is currently under appeal, that certain patents held by Mr. Lemelson's foundation relating to bar code scanners and related products were unenforceable as a result of the long delay between the filing of the patent applications and the issuance of the patents.

In September 2002, the Company was contacted by Syndia Corporation, the owner of certain patents of which Mr. Jerome Lemelson is a named inventor (Syndia patents). Syndia has not filed suit, but has urged the Company to enter into a licensing agreement with Syndia in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits. On June 20, 2003, Taiwan Semiconductor Manufacturing Corporation (TSMC), the Company's primary wafer supplier, filed a claim against Syndia for a declaratory judgment of non-infringement, invalidity, and unenforceability of the Syndia patents. Further, TSMC claimed intentional interference with contractual relations, unfair business practices, and unfair competition arising from Syndia's bad-faith allegations that TSMC and TSMC's customers infringe the Syndia patents. On November 10, 2003, TSMC and Syndia jointly announced they had reached a settlement that resolved all outstanding legal claims raised by both parties, with no admission of liability by either party. TSMC also stated in the announcement that it settled this dispute for business reasons and to protect its customers from potential claims relating to products manufactured for them by TSMC. There has been no activity related to this claim for over a year.

Should the Lemelson estate or Syndia file suit, the Company would vigorously defend itself in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event the Company might be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of this matter.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded under the symbol, LOGC, on The Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock, as reported by Nasdaq during the following calendar quarters:

Calendar Year	High	Low

2002
Fourth quarter	$1.48	$0.72
2003
First quarter	$1.30	$0.89
Second quarter	$1.46	$0.94
Third quarter	$1.91	$1.22
Fourth quarter	$2.58	$1.42

2004
First quarter	$1.95	$1.65
Second quarter	$1.79	$1.45
Third quarter	$1.55	$1.02

Holders

As of December 20, 2004, there were approximately 2,300 holders of record of the Company's Common Stock.

Dividends

The Company has not paid any dividends on its Common Stock since its incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table represents the position of the Company's equity compensation plans as of September 30, 2004:

Plan category

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	345,000	$2.073	572,000

Equity compensation plans not
approved by security holders	-	-	-

Total	345,000	$2.073	572,000

ITEM 6.    SELECTED FINANCIAL DATA

On December 15, 2003, the Company elected to change its calendar business year to a fiscal year ending September 30. Previously, the Company's fiscal years were comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday. Previously, the Company's fiscal quarters were comprised of exactly 13 weeks and, therefore, its fiscal years consisted of only 364 days.

As a result of this change, the Company's fiscal years will be comprised of 365 days or, in leap years such as 2004, 366 days with each fiscal quarter ending at the end of a calendar quarter. The Company's 2004 fiscal year ended September 30, 2004 rather than September 26, 2004. The additional four days were included in the Company's first quarter for fiscal 2004, which ended December 31, 2003.

The following table sets forth selected financial data for the Company's last five fiscal periods. This information is derived from the Company's audited financial statements, unless otherwise stated. This data should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this report.

(Dollars in thousands, except per share amounts)

Fiscal Years Ended:
	September 30, 2004	September 28, 2003	September 29, 2002	September 30, 2001	October 1, 2000

Net revenues	$ 4,415	$ 5,009	$ 6,573	$ 10,007	$ 11,786
Research and development	$ 1,364	$ 1,785	$ 1,776	$ 1,926	$ 1,661
Net (loss) income	$ (1,472)	$ (2,461)	$ (2,124)	$ (212)	$ 522
Basic and diluted (loss) income per common share	$ (0.22)	$ (0.37)	$ (0.31)	$ (0.03)	$ 0.08
Weighted average common shares outstanding (000s)	6,715	6,652	6,850	6,842	6,772
Working capital	$ 9,583	$ 11,084	$ 13,674	$ 14,882	$ 14,115
Net property and equipment	$ 862	$ 857	$ 931	$ 1,592	$ 2,424
Total assets	$ 10,836	$ 12,248	$ 14,927	$ 17,231	$ 17,589
Long-term liabilities	$ 41	$ 40	$ -	$ 3	$ 38
Shareholders' equity	$ 10,590	$ 11,943	$ 14,627	$ 16,652	$ 16,845

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

Overview

The Company is one of the smallest publicly traded semiconductor makers. Following its formation, the Company initially developed plug-compatible second source products that were form, fit, and function compatible with products offered by other manufacturers. Beginning in 1996, the Company began identifying unique, proprietary products driven by its existing customer base. While this transition to proprietary products required the Company to obtain advanced design automation tools and to increase the number of people involved in product development, it enabled the Company to focus its sales channels and limit the costs of those channels, and to compete in markets with pricing and delivery demands that are not as highly competitive as the markets for second source products. The Company primarily derives its revenues from the sale of semiconductor chips that perform high-speed DSP in video image filtering and digital communications applications.

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

In addition, the events of September 11, 2001 and the "war on terrorism" resulted in the Company receiving approximately $2.92 million in sales to a defense contractor for the cruise missile program during fiscal 2002. The Company anticipated receiving additional revenues from the military programs during fiscal 2004 or 2003; however, these revenues were relatively insignificant. While the revenues from these programs may be significant in the future, the Company cannot be sure if and when that will occur.

The Company anticipates revenues from its newer proprietary products to increase if the HDTV market begins to ramp up. In August 2002, the FCC issued an order to television manufacturers that requires digital tuners to be incorporated into 50 percent of the television sets with screens of 36 or more inches starting in 2004, into 50 percent of the sets with screens of 25-35 inches starting in 2005, and into all sets with screens of 13 inches or more by 2007. On October 29, 2003, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC mandate that, by 2007, all but the very smallest television sets sold in the U.S. must be equipped for receiving digital, along with traditional analog, television signals. The Court said the FCC's mandate was needed because the industry was not moving quickly enough to make new tuners available.

Notwithstanding the impact of the delayed transition in the broadcasting industry and the overall downturn in the economy, the Company has strengthened its balance sheet in the last few years. As a result of the 1998 reorganization, aggressive expenditure controls, limitations on capital expenditures, reductions of inventory levels, and increased revenues from military programs, the Company has increased its cash balance by 1,156 percent from fiscal 1998 to fiscal 2004, while reducing its total liabilities by 97 percent during the same period.

On December 15, 2003, the Company elected to change its fiscal year to a fiscal year ending September 30. Previously, the Company's fiscal years were comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with fiscal 2003 ending September 28, 2003 and fiscal 2002 ending September 29, 2002. Previously, the Company's fiscal quarters were comprised of exactly 13 weeks and, therefore, its fiscal years consisted of only 364 days.

As a result of this change, the Company's fiscal years will be comprised of 365 days or, in leap years such as 2004, 366 days with each fiscal quarter ending at the end of a calendar quarter. The Company's 2004 fiscal year ended September 30, 2004 rather than September 26, 2004. The additional four days were included in the Company's first quarter for fiscal 2004, which ended December 31, 2003.

Results of Operations

Fiscal Year Ended September 30, 2004 compared to Fiscal Year Ended September 28, 2003

Net revenues for fiscal 2004 decreased 12 percent, from $5,009,000 in fiscal 2003 to $4,414,600. This decrease was due to a continued down cycle of the semiconductor industry, the continued sluggish economy, and the prolonged delay in the widespread adoption of HDTV broadcasting. In addition, the Company continues to experience a drop-off in sales of its older products that is not countered enough by revenues from newer products.

While the Company's net revenues decreased by 12 percent, the Company's cost of revenues, as a percentage of net revenues, decreased by 9 percentage points. This reduction in the cost of revenues is the result of the cost cutting of the past several years and a reduction in the amount of work-in-process inventory scrapped during fiscal 2004 compared to fiscal 2003. In fiscal 2004, the Company scrapped $187,200 of work-in-process inventory compared to $560,200 in fiscal 2003. In addition, the Company increased its inventory reserve by approximately $750,000 in fiscal 2003, while it decreased the reserve by $300 in fiscal 2004. As a result of the foregoing, the Company's gross profit increased by 16 percent from $1,411,800 in fiscal 2003 to $1,641,000 in fiscal 2004. As a percentage of net revenues, gross profit increased from 28 percent in fiscal 2003 to 37 percent in fiscal 2004.

While the Company continues to believe new product development is key to future growth, revenue constraints forced the Company to decrease research and development expenditures 24 percent, from $1,784,600 in fiscal 2003 to $1,363,900 in fiscal 2004. However, as a percentage of net revenues, this decrease in expenditures still leaves the Company over its target of 20 percent. As a percentage of net revenues, research and development expenditures decreased from 36 percent in fiscal 2003 to 31 percent in fiscal 2004. In addition, the Company believes its current team is made up of very qualified individuals that are capable of accelerating new product introductions in the future.

Selling, general and administrative expenditures decreased 16 percent from $2,110,900 in fiscal 2003 to $1,772,100 in fiscal 2004. This reduction is a result of the cost cutting of the past several years, including but not limited to a reduction in staffing, a reduction of office space and rent, and reductions in directors and officers insurance levels.

While the Company incurred a reduction of net revenues in fiscal 2004, greater reductions of expenditures resulted in a 40 percent decrease in the loss from operations, from $2,483,700 in fiscal 2003 to $1,495,000 in fiscal 2004.

Due to slightly decreased cash balances during the year, the Company's interest income from deposits decreased 15 percent in fiscal 2004 from $23,600 in fiscal 2003 to $19,700.

As a result of the foregoing, the Company's net loss for fiscal 2004 decreased 40 percent from $2,461,300 in fiscal 2003 to $1,472,300 in fiscal 2004.

Fiscal Year Ended September 28, 2003 compared to Fiscal Year Ended September 29, 2002

Net revenues for fiscal 2003 decreased 24 percent, from $6,572,600 in fiscal 2002 to $5,009,000. This decrease was due to the down cycle of the semiconductor industry, the sluggish economy, and the prolonged delay in the adoption of HDTV broadcasting. These factors limited the Company's commercial product revenues to only a slight increase in fiscal 2003 compared to 2002. However, a sharp drop in sales of chips to military programs adversely impacted the Company's overall revenues in fiscal 2003. During fiscal 2002, approximately 24 percent of revenues were derived from sales to defense contractors, while fiscal 2003 defense related sales were insignificant.

While the Company's net revenues decreased 24 percent, the Company's cost of revenues also decreased by 25 percent. The Company was able to reduce the cost of revenues at a rate proportional to the drop in revenues, in spite of having certain overhead expenses that are relatively fixed, due to cost cutting for the past several years. In addition, during fiscal 2003, the Company obsoleted $1,072,800 and scrapped $560,200 of inventory, both of which are reflected in the cost of revenues. The Company's gross profit decreased 21 percent from $1,792,600 in fiscal 2002 to $1,411,800 in fiscal 2003. Gross profit as a percent of revenues increased from 27 percent in fiscal 2002 to 28 percent in fiscal 2003.

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

Selling, general, and administrative expenses decreased slightly from $2,138,400 in fiscal 2002 to $2,110,900 in fiscal 2003. The Company was able to contain selling, general, and administrative expenditures as a result of on-going cost control efforts.

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

Liquidity and Capital Resources

During fiscal 2004, the Company's operations produced $292,500 of net cash, despite its $1,472,300 net loss. This was mainly from the net collection of accounts receivable of $114,600, reductions in inventories of $1.4 million, a decrease in prepaid expenses of $49,200, and an increase in accounts payable at year-end. Even though the Company maintains its prompt payments to vendors, the accounts payable balance increased by $90,200 in fiscal 2004 compared to fiscal 2003, due to the invoices of some vendors being received during the last week of the fiscal year and not yet being due as of the end of the fiscal year. The Company maintains its prompt payments terms with its vendors. The Company also received $119,300 of cash from the exercise of common stock options. The Company used this and the cash from operations to fund capital purchases of $285,700 and other asset purchases of $143,300, which resulted in the Company's cash position decreasing by one percent, from $1,806,100 in fiscal 2003 to $1,788,900 in fiscal 2004.

During fiscal 2003, the Company's operations produced $1,318,200 of net cash, despite its $2,461,300 net loss. This was mainly the result of the net collection of accounts receivable of $1,972,300 and a decrease in prepaid expenses of $333,600. At the same time, the Company maintained its prompt payment terms with vendors, so accounts payable decreased $82,100. The Company used cash from operations to purchase capital assets aggregating $326,900 and to fund the repurchase of $233,700 of its common stock on the open market. The Company's cash position increased from $1,061,100 at the end of fiscal 2002 to $1,806,100 at the end of fiscal 2003.

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

The Company's current working capital requirements are greatly reduced due to the cost cutting of the past few years. The Company believes that these cost cutting actions and its continued focus on higher-margin products should result in after-tax cash earnings being sufficient to support its working capital and capital expenditure requirements for the next 12 months. Based on the fact that, as of December 20, 2004, it holds approximately $1,937,200 in cash reserves and its cash usage for operations is approximately equal to or less than its current revenue rate, the Company believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products.

Working Capital

The Company's investment in inventories has been significant and will continue to be significant in the future. However, during the past few years, the Company has been able to reduce its levels of inventories as it shifts from more competitive second source products to proprietary sole source products. The Company believes it will be able to streamline its inventories as it continues to shift to sole source proprietary products. It also intends to continue its shortened accounts receivable collection cycle by re-focusing on direct sales to customers rather than through distribution channels.

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

Periodically, the Company reviews inventory to determine recoverability of items on-hand using the lower-of-cost-or-market (LOCOM) and excess methods. The Company groups and evaluates its products based on their underlying die or wafer type (the Company's raw materials, silicon wafers, can generally be used to make multiple products), to determine the total quantity on-hand and average unit costs. Management uses judgment in comparing the sales quantities for up to the prior 18 fiscal months to the quantity on-hand at the end of the fiscal year. If the quantity on-hand exceeds the sales quantities, the Company provides a reserve for the potentially obsolete or slow-moving items. For the LOCOM analysis, the Company compared the average sales price to the average unit cost of inventories at the end of the fiscal year. If the average unit cost exceeds the average sales price, the Company provides a reserve. During fiscal 2004 and 2003, the Company's LOCOM and excess reserves totaled $856,200 and $1,043,200, respectively.

With the continuing slow economic conditions, the Company felt it necessary to review its raw materials and work-in-process as well. During fiscal 2004, the Company wrote off approximately $250,300 of work-in-process inventory and scrapped $187,200, which were directly expensed to the cost of revenues. During fiscal 2003, the Company wrote off approximately $1.1 million of work-in-process inventory and scrapped an additional $560,200, which were directly expensed to the cost of revenues. The Company believes its current reserve of $1,042,900 for inventory provides a reasonable estimate of the recoverability of inventories at the end of fiscal 2004.

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

Financing

While the Company will continue to evaluate future debt and equity financing opportunities, it believes the cost reductions implemented in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of December 20, 2004, it holds approximately $1,937,200 in cash reserves and its anticipated cash usage for operations is approximately equal to or less than its current revenue rate, the Company believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for the stock repurchase plan and future capital expenditures, such as mask tooling for new products.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations. Payment timing may be subject to change.

	Payments due by period:
	Total	Within 1 year	1-3 years	After 3 years

Operating leases:
Buildings	$ 708,400	$ 234,900	$ 473,500	$ -
Equipment	180,600	154,800	25,800	-

Purchase obligations [1]	285,000	285,000	-	-

	$ 1,174,000	$ 674,700	$ 499,300	$ -

1 Purchase obligations are licensing fees for engineering design software.

Off-Balance Sheet Arrangements

Other than its operating leases, the Company does not have any off-balance sheet arrangements.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and the results of operations are based upon the financial statements included in this report and the data used to prepare them. The financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and we are required to make judgments, estimates, and assumptions in the course of such preparation. The Summary of Accounting Policies included with the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. On an ongoing basis, the Company reevaluates its judgments, estimates, and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, and valuation of long-lived assets. The Company bases its judgments and estimates on historical experience, knowledge of current conditions, and its beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The following are the critical accounting policies the Company believes are affected by significant judgments, estimates, and assumptions used in the preparation of the financial statements.

Revenue Recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time, if applicable. While distributors are allowed to return items for stock rotation, they are required to place an order of equal or greater value at the same time. Therefore, no allowance for returns is recorded. Because the Company does not change its pricing of products more than once a year, there has not been any pricing issues in the past several years; therefore, there is no allowance for price protection recorded.

Allowance for Doubtful Accounts

The Company establishes a general allowance for doubtful accounts based on analyzing historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, the Company has not experienced significant losses related to receivables.

Inventories

The Company writes down its inventories for lower of cost or market reserves, aged inventory reserves, and obsolescence reserves. Inventory reserves are generally recorded when inventory for a product type exceeds 18 months of demand for that product type. If actual product demand or selling prices are less favorable than estimated, additional inventory write-downs may be required in the future. Conversely, if demand comes back for product types that have been fully reserved, future margins may be higher.

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

Impact of New Financial Accounting Standards

There were no new financial accounting pronouncements with a significant impact on the Company's financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

   and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, 4881: California

We have audited the accompanying balance sheet of LOGIC Devices Incorporated (the "Company") as of September 30, 2004 and September 28, 2003 and the related statements of operations, shareholders' equity, and cash flows for the fiscal years then ended.  We have also audited the 2004 and 2003 information included in Schedule II - Valuation and Qualifying Accounts (Schedule II).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of the Company for the fiscal year ended September 29, 2002 and the 2002 information included in Schedule II, were audited by other auditors, whose report, dated November 6, 2002 expressed an unqualified opinion on those statements and schedules.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2004 and September 28, 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 2004 and 2003 information set forth therein.

/s/ Perry-Smith LLP

Sacramento, California

November 5, 2004

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS

LOGIC DEVICES INCORPORATED

Sunnyvale, California

We have audited the balance sheet as of September 29, 2002 of LOGIC DEVICES INCORPORATED (the Company), and the related statements of operations, stockholders' equity, and cash flows for the fiscal year then ended. We have also audited the 2002 information included in Schedule II - Valuation and Qualifying Accounts (Schedule II). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 29, 2002, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 2002 information set forth therein.

/s/ Hood & Strong LLP

Menlo Park, California

November 6, 2002

LOGIC Devices Incorporated

Balance Sheets

	September 30, 2004	September 28, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ 1,788,900	$ 1,806,100
Accounts receivable, net of allowance for doubtful accounts of $0 and $3,500, respectively (Notes 8, 9, and 12)	729,000	840,100
Inventories (Notes 1, 8, and 12)	7,079,300	8,510,900
Prepaid expenses (Note 3)	143,100	192,300
Sales tax refund receivable	47,600
Total current assets	9,787,900	11,349,400
Property and equipment, net (Note 2)	862,000	856,700
Other assets (Note 4)	185,700	42,400
	$ 10,835,600	$ 12,248,500

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$ 137,200	$ 47,000
Accrued payroll and vacation	52,500	160,500
Accrued commissions	15,500	20,200
Other accrued expenses	-	38,000
Total current liabilities	205,200	265,700
Deferred rent	40,500	39,900
Total liabilities	245,700	305,600

Commitments and contingencies (Note 6)
Shareholders' equity (Note 7):
Preferred stock, no par value; 1,000,000 shares authorized; 5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized; 6,743,188 and 6,640,688 shares issued and outstanding	18,436,500	18,317,200
Additional paid-in capital	100,000	100,000
Accumulated deficit	(7,946,600)	(6,474,300)
Total shareholders' equity	10,589,900	11,942,900
	$ 10,835,600	$ 12,248,500

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Operations

	Fiscal Years Ended:
	September 30, 2004	September 28, 2003	September 29, 2002

Net revenues (Notes 8 and 12)	$ 4,414,600	$ 5,009,000	$ 6,572,600
Cost of revenues	2,773,600	3,597,200	4,780,000
Gross profit (Note 12)	1,641,000	1,411,800	1,792,600
Operating expenses:
Research and development	1,363,900	1,784,600	1,775,700
Selling, general, and administrative	1,772,100	2,110,900	2,138,400
Total operating expenses	3,136,000	3,895,500	3,914,100
Loss from operations	(1,495,000)	(2,483,700)	(2,121,500)
Other (income) expense:
Interest expense	-	-	37,900
Interest income	(19,700)	(23,600)	(7,800)
Other (income) expense, net	(3,800)	400	(37,300)
Total other income	(23,500)	(23,200)	(7,200)
Loss before provision for income taxes	(1,471,500)	(2,460,500)	(2,114,300)
Provision for income taxes (Note 5)	(800)	(800)	(9,400)
Net loss	$ (1,472,300)	$ (2,461,300)	$ (2,123,700)
Basic and diluted loss per share	$ (0.22)	$ (0.37)	$ (0.31)
Basic and diluted weighted average common
shares outstanding	6,715,480	6,651,705	6,850,096

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Shareholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
(Consolidated) Balances, September 30, 2001	6,841,888	18,522,700	19,000	(1,889,300)	16,652,400
Issuance of common stock on exercise of stock options (Note 7)	11,000	17,200	-	-	17,200
Extension of common stock warrants (Note 7)	-	-	81,000	-	81,000
Net loss	-	-	-	(2,123,700)	(2,123,700)
Balances, September 29, 2002	6,852,888	18,539,900	100,000	(4,013,000)	14,626,900
Repurchase of common stock (Note 7)	(222,200)	(233,700)	-	-	(233,700)
Issuance of common stock on exercise of stock options (Note 7)	10,000	11,000	-	-	11,000
Net loss	-	-	-	(2,461,300)	(2,461,300)
Balances, September 28, 2003	6,640,688	18,317,200	100,000	(6,474,300)	11,942,900
Issuance of common stock on exercise of stock options (Note 7)	102,500	119,300	-	-	119,300
Net loss	-	-	-	(1,472,300)	(1,472,300)
Balances, September 30, 2004	6,743,188	$ 18,436,500	$ 100,000	$ (7,946,600)	$ 10,589,900

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Cash Flows

	Fiscal Years Ended:
	September 30, 2004	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net loss	$ (1,472,300)	$ (2,461,300)	$ (2,123,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	277,900	400,800	814,200
Allowance for doubtful accounts	(3,500)	(16,500)	-
Deferred rent	600	39,900	-
Loss on disposal of capital equipment	2,500	300	-
Issuance of common stock warrants for services	-	-	81,000
Changes in current assets and liabilities:
Accounts receivable	114,600	1,972,300	556,300
Inventories	1,431,600	1,080,200	2,104,600
Prepaid expenses	49,200	333,600	(269,300)
Sales tax refund receivable	(47,600)	-	-
Accounts payable	90,200	(82,100)	(139,000)
Accrued payroll and vacation	(108,000)	12,500	(42,900)
Accrued commissions	(4,700)	1,400	(35,800)
Other accrued expenses	(38,000)	37,100	(4,600)
Income taxes payable	-	-	(1,900)
Net cash provided by operating activities	292,500	1,318,200	938,900
Cash flows from investing activities:
Capital expenditures	(285,700)	(326,900)	(43,000)
Other assets	(143,300)	(20,700)	(14,800)
Net cash used in investing activities	(429,000)	(347,600)	(57,800)
Cash flows from financing activities:
Proceeds from issuance of common stock	119,300	11,000	17,200
Repurchase of common stock	-	(233,700)	-
Proceeds from bank borrowings	-	-	1,050,000
Repayments of bank borrowings	-	-	(1,050,000)
Payments of capital lease obligations	-	(2,900)	(54,700)
Net cash provided by (used in) financing activities	119,300	(225,600)	(37,500)
Net (decrease) increase in cash and cash equivalents	(17,200)	745,000	843,600
Cash and cash equivalents, beginning of period	1,806,100	1,061,100	217,500
Cash and cash equivalents, end of period	$ 1,788,900	$ 1,806,100	$ 1,061,100

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Summary of Accounting Policies

The Company and Nature of Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company's products include high-speed digital signal processing chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 34 percent of the Company's net revenues in fiscal 2004 were derived from original equipment manufacturers, while sales through foreign and domestic distributors accounted for approximately 66 percent of net revenues. Approximately 48 percent of the Company's net revenues in fiscal 2004 were derived from within the United States and approximately 52 percent from foreign sales.

Fiscal Year

On December 15, 2003, the Company elected to change its calendar business year to a fiscal year ending September 30. Previously, the Company's fiscal years were comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with fiscal 2003 ending September 28, 2003 and fiscal 2002 ending September 29, 2002. Previously, the Company's fiscal quarters were comprised of exactly 13 weeks and, therefore, its fiscal years consisted of only 364 days.

As a result of this change, the Company's fiscal years will be comprised of 365 days or, in leap years such as 2004, 366 days with each fiscal quarter ending at the end of a calendar quarter. The Company's 2004 fiscal year ended September 30, 2004 rather than September 26, 2004. The additional four days were included in the Company's first quarter for fiscal 2004, which ended December 31, 2003.

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

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on its analysis of historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, the Company has not experienced significant losses related to receivables.

Inventories

Inventories of raw materials, work-in-process, and finished goods are stated at the lower of cost (first-in, first-out) or market (Notes 1 and 9). Cost includes the purchase price of parts, assembly costs, and overhead.

LOGIC Devices Incorporated

Summary of Accounting Policies

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

Capitalized Software Costs

Internal test computer software development costs are capitalized as incurred during the application development stage, as defined by Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The capitalized software costs are classified as other assets and are amortized on a straight-line basis over the shorter of the related expected product life cycle or five years, with amortization beginning when production parts are in process.

Revenue Recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time, if applicable. While distributors are allowed to return items for stock rotation, they are required to place an order of equal or greater value at the same time. Therefore, no allowance for returns is recorded. Because the Company does not change its pricing of products more than once a year, there have not been any pricing issues in the past several years; therefore, there is no allowance for price protection recorded.

Income Taxes

Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax basis of assets, liabilities, and carryforwards using enacted tax rates. Valuation allowances are established for deferred tax assets to the extent of the likelihood that the deferred tax assets may not be realized.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to common shares, by the weighted average number of common shares outstanding during each period. Diluted loss per share is similar to basic loss per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect, if any, of potential common shares, such as those issuable upon the exercise of stock options or warrants, contingent shares, and the conversion of preferred stock, as if they had been issued.

For the fiscal years ended September 30, 2004, September 28, 2003, and September 29, 2002, there is no difference between basic and diluted loss per share, as there were no dilutive stock options.

LOGIC Devices Incorporated

Summary of Accounting Policies

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

Stock-based Compensation

At September 30, 2004, the Company has stock-based compensation plans (the Plans), which are described more fully in Note 7. The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. No stock-based employee compensation cost is reflected in n et loss, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2004	2003	2002
Net loss
As reported	$ (1,472,300)	$ (2,461,300)	$ (2,123,700)
Pro forma	$ (1,477,800)	$ (2,515,500)	$ (2,367,600)
Basic and diluted loss per share
As reported	$ (0.22)	$ (0.37)	$ (0.31)
Pro forma	$ (0.22)	$ (0.38)	$ (0.35)

LOGIC Devices Incorporated

Summary of Accounting Policies

The pro forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2004	2003	2002
Expected life (in years)	3.0	3.0	3.0
Risk-free interest rate	2.70%	2.63%	2.32%
Volatility	78.0%	91.2%	97.6%
Dividend yield	0.0	0.0	0.0

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

Impact of New Financial Accounting Standards

There have been no new financial accounting pronouncements with a significant impact on these financial statements.

LOGIC Devices Incorporated

Notes to Financial Statements

1.     Inventories

A summary of inventories follows:

	September 30, 2004	September 28, 2003
Raw materials	$ 771,000	$ 919,600
Work-in-process	4,003,900	4,521,200
Finished goods	2,304,400	3,070,100
	$ 7,079,300	$ 8,510,900

2.     Property and Equipment

A summary of property and equipment follows:

	September 30, 2004	September 28, 2003
Equipment	$ 2,502,700	$ 2,446,700
Tooling costs	1,623,900	1,412,300
Leasehold improvements	168,300	167,600
	4,294,900	4,026,600
Less accumulated depreciation and amortization	3,432,900	3,169,900
	$ 862,000	$ 856,700

There were no capital lease obligations as of September 30, 2004 and September 28, 2003. Equipment under capital lease obligations was $357,400 as of September 29, 2002, with related accumulated amortization of $317,200. For fiscal 2002, amortization expense for equipment under capital lease obligations was $59,800.

3.     Prepaid Expenses

A summary of prepaid expenses follows:

	September 30, 2004	September 28, 2003

Consulting fees	$ 24,300	$ 35,000
Annual report and meeting costs	20,300	35,100
Software licensing and maintenance fees	20,300	25,200
Rent and deposits	20,100	28,500
Insurance	13,900	6,300
Recruiting, education, and immigration costs	-	21,400
Other prepaid expenses	44,200	40,800
	$ 143,100	$ 192,300

LOGIC Devices Incorporated

Notes to Financial Statements

4.     Other Assets

A summary of other assets follows:

	September 30, 2004	September 28, 2003
Capitalized software, net of accumulated amortization of
$2,342,500	$ 165,000	$ 14,900
Security deposits and other assets	20,700	27,500
	$ 185,700	$ 42,400

5.     Provision for Income Taxes

The provision for income taxes for fiscal 2004, 2003, and 2002 includes current state expenses of $800, $800, and $9,400, respectively.

The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2004, 2003, and 2002, to the loss before taxes:

	2004	2003	2002
Federal income tax provision benefit at
statutory rate	$ 500,300	$ 836,900	$ 718,900
Tax credit carryforwards originated in current
year	92,000	33,800	44,500
State operating loss carryforward originated in
current year	63,400	72,200	73,500
State income taxes, net of federal tax benefit	48,200	54,000	(6,200)
Adjustment of prior year net operating loss
carryforwards before valuation allowance	301,000	259,300	(58,600)
Miscellaneous permanent differences and
adjustments of estimated income tax accruals	-	121,000	12,100
Change in valuation allowance attributable to:
Net operating loss and tax credit
carryforwards not recognized	(1,083,200)	(1,126,000)	(877,900)
Valuation of net deferred assets	77,500	(252,000)	84,300
	$ (800)	$ (800)	$ (9,400)

LOGIC Devices Incorporated

Notes to Financial Statements

Deferred tax assets and liabilities comprise the following:

	September 30, 2004	September 28, 2003
Deferred tax assets:
Net operating loss carryforwards	4,269,500	$ 3,186,300
Reserves not currently deductible	446,800	446,900
Capitalized inventory costs	242,100	199,300
Tax credit carryforwards	498,800	570,900
Other	114,300	88,600
Gross deferred tax assets	5,571,500	4,492,000
Deferred tax liabilities:
State tax benefit	(360,100)	(337,700)
Depreciation	(57,800)	(6,400)
Gross deferred tax liabilities	(417,900)	(344,100)
Net deferred tax assets	5,153,600	4,147,900
Valuation allowance	(5,153,600)	(4,147,900)
Net deferred taxes	$ -	$ -

The valuation allowance was increased $1,005,700 from fiscal 2003 to fiscal 2004. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (NOLs) and reserves not currently deductible. Because the Company's management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

As of September 30, 2004, the Company has Federal and State NOLs totaling approximately $10,923,900 and $6,282,700, respectively, available to offset future taxable income. These NOLs expire at various times through 2024 and 2009, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $148,000 and $40,700, respectively, expiring at various times through 2024. The Company has state manufacturing tax credit carryforwards totaling approximately $288,700, which expire at various times through 2014.

6.     Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense related to these operating leases was $ 464,300, $779,600, and $805,200 for fiscal 2004, 2003, and 2002, respectively.

A summary of future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

LOGIC Devices Incorporated

Notes to Financial Statements

Operating Leases
Fiscal years ending:
September 30, 2005	$ 389,800
September 30, 2006	252,700
September 30, 2007	227,600
September 30, 2008	19,000
Thereafter	-
$ 889,100

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

7.     Shareholders' Equity

Common Stock Warrants

During fiscal 2002, the Company recognized $81,000 of expense for the extension of warrants (originally issued in April 1999) to a distributor for the purchase of 150,000 shares of its common stock, with an exercise price of $1.875. The warrants expired on October 5, 2003.

Common Stock Option Plans

The Company issues common stock options to its employees, certain consultants, and certain of its board members. Options granted to its employees and consultants generally vest over four years and expire ten years from the date of grant. Options granted to the board members generally vest immediately and expire five years from the date of grant. A summary of the status of the Company's common stock option plans as of September 30, 2004, September 28, 2003, and September 29, 2002, and changes during the fiscal years then ended, is presented in the following table:

LOGIC Devices Incorporated

Notes to Financial Statements

	Options Outstanding
	September 30, 2004		September 28, 2003		September 29, 2002
	Shares	Wtd Avg Ex. Price	Shares	Wtd Avg Ex. Price	Shares	Wtd Avg Ex. Price
Beginning	624,750	$ 2.077	961,750	$ 2.337	1,001,500	$ 2.705
Granted	75,000	$ 1.700	50,000	$ 1.400	225,000	$ 1.106
Exercised	(102,500)	$ 1.164	(10,000)	$ 1.100	(11,000)	$ 1.565
Forfeited	(252,250)	$ 2.355	(377,000)	$ 2.724	(253,750)	$ 2.659
	345,000	$ 2.073	624,750	$ 2.077	961,750	$ 2.337
Exercisable at year-end	345,000		555,125		846,250
Weighted-average fair value of options granted during year		$ 0.560		$ 0.530		$ 0.660

The following table summarizes information about common stock options outstanding as of September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 09/30/04	Wtd Avg Remaining Contractual Life	Wtd Avg Exercise Price	Number Exercisable at 09/30/04	Wtd Avg Exercise Price
$0.000 - 2.000	264,750	3.71 years	$ 1.421	264,750	$ 1.421
$2.001 - 4.000	40,250	3.78 years	$ 2.895	40,250	$ 2.895
$4.001 - 6.000	40,000	0.50 years	$ 5.563	40,000	$ 5.563
	345,000		$ 2.073	345,000	$ 2.073

The difference between the exercise price and the fair market value of the options issued on the dates of grant is accounted for as unearned compensation and amortized to expense over the related vesting period. As discussed in the Summary of Accounting Policies, the Company follows APB No. 25 for measurement and recognition of employee stock-based transactions. Had the Company elected to adopt the measurement and recognition provisions of SFAS No. 123, the Company would have incurred an additional $5,500, $54,200, and $243,900 in related compensation expenses during fiscal 2004, 2003, and 2002, respectively.

Share Repurchase Plan

During fiscal 2003, the Company approved a share repurchase plan authorizing the purchase of the Company's common stock up to a total cost of $500,000. As of September 30, 2004, the Company had repurchased 222,200 shares on the open market at a total cost of $233,700.

LOGIC Devices Incorporated

Notes to Financial Statements

8.     Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2004, two customers accounted for approximately 14 and 12 percent of net revenues, one of which is the Company's domestic distributor, with accounts receivable of $138,800 and $24,600, respectively, as of September 30, 2004. For fiscal 2003, three customers accounted for approximately 14, 13, and 12 percent of net revenues, one of which is the Company's domestic distributor, with accounts receivable of $162,400, $92,600, and $136,000, respectively, as of September 28, 2003. For fiscal 2002, two customers accounted for approximately 24 and 21 percent of net revenues, with accounts receivable of $1,506,600 and $685,200, respectively, as of September 29, 2002.

Three suppliers each comprised 10 or more percent of the total inventory purchases in fiscal 2004 (44, 30, and 11 percent). Four suppliers each comprised 10 or more percent of the total inventory purchases in fiscal 2003 (36, 24, 16 and 13 percent). Four suppliers each comprised 10 or more percent of the total inventory purchases in fiscal 2002 (33, 24, 24, and 19 percent).

Export Sales

	2004	2003	2002
Western Europe	$ 1,535,000	$ 1,990,300	$ 1,682,500
Far East	706,300	645,200	363,300
Other	46,400	104,700	94,000
	$ 2,287,700	$ 2,740,200	$ 2,139,800

In fiscal 2004, Japan accounted for 12 percent of net revenues. In fiscal 2003, Austria (for Germany) and Japan accounted for 14 and 12 percent of net revenues, respectively. No one country comprised ten percent or more of net revenues in fiscal 2002.

9.     Use of Estimates and Concentration of Credit Risks

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

LOGIC Devices Incorporated

Notes to Financial Statements

The Company currently is dependent on two suppliers as its wafer-processing sources. If this supply was to be interrupted or the terms were to become unfavorable to the Company, this could have a material adverse impact on the Company's operations.

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

10.  Statements of Cash Flows

The Company paid $37,900 interest during fiscal 2002. There was no interest paid during fiscal 2004 and 2003. The Company paid $800, $800, and $9,400 for income taxes during fiscal 2004, 2003, and 2002, respectively.

There were no non-cash investing and financing activities for fiscal 2004 and 2003. The Company extended 150,000 common stock warrants to a distributor, recorded at an amount of $81,000 in fiscal 2002 (Note 7).

11.  401(k) Savings Plan

The Company discontinued its 401(k) Savings Plan (the Plan) on April 30, 2003. The Plan was originally adopted on September 1, 2000. Employees were able to make voluntary contributions and the Company had the discretion to make matching contributions. The Plan covered all employees meeting certain age and service requirements. The Company funded expenses incurred in connection with the Plan. The Company made no matching contributions in fiscal 2003 and 2002.

12.  Results of Operations

Due to the cyclical nature of the semiconductor industry, coupled with the downturn in the overall industry sales and economy, the Company's net revenues decreased 12 percent in fiscal 2004 and 24 percent in fiscal 2003. The Company's gross profit margin, as a percentage of sales fluctuated from 27 percent in fiscal 2002 to 28 percent in fiscal 2003, and then to 37 percent in fiscal 2004.

At September 30, 2004 and September 28, 2003, accounts receivable and inventories account for a large portion of the working capital and net assets of the Company, which are discussed more fully in Note 9.

Inventory levels are generally driven by actual customer orders and forecasted sales. During fiscal 2004, the Company reduced its inventories approximately $1.4 million, resulting in total inventories of approximately $7.1 million at September 30, 2004. During fiscal 2003, the Company reduced its inventories approximately $1.1 million, resulting in total inventories of approximately $8.5 million at September 28, 2003.

As discussed in the Summary of Accounting Policies, inventories are carried at the lower of cost or market. The Company believes inventories on hand at September 30, 2004 will be sold in the normal course of business, at amounts in excess of their carrying value. However, depending upon the level of demand, the period over which current inventories will be sold may exceed one year.

Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations (dollars in thousands, except per share data) for the fiscal years ended September 30, 2004 and September 28, 2003:

Fiscal Quarters Ended:
	12/31/03	03/31/04	06/30/04	09/30/04	Total
Net revenues	$ 1,102	$ 1,206	$ 1,100	$ 1,007	$ 4,415
Gross margin	$ 392	$ 356	$ 389	$ 504	$ 1,641
Loss from operations	$ (521)	$ (460)	$ (300)	$ (213)	$ (1,495)
Loss before income taxes	$ (515)	$ (449)	$ (296)	$ (211)	$ (1,471)
Net loss	$ (515)	$ (450)	$ (296)	$ (211)	$ (1,472)
Basic loss per share	$ (0.08)	$ (0.07)	$ (0.04)	$ (0.03)	$ (0.22)
Weighted average common shares	6,654	6,721	6,743	6,743	6,715

Fiscal Quarters Ended:
	12/29/02	03/30/03	06/29/03	09/28/03	Total
Net revenues	$ 1,323	$ 1,366	$ 1,206	$ 1,114	$ 5,009
Gross margin	$ 239	$ 483	$ 387	$ 303	$ 1,412
Loss from operations	$ (725)	$ (453)	$ (575)	$ (731)	$ (2,484)
Loss before income taxes	$ (726)	$ (445)	$ (566)	$ (724)	$ (2,461)
Net loss	$ (726)	$ (445)	$ (566)	$ (724)	$ (2,461)
Basic loss per share	$ (0.11)	$ (0.07)	$ (0.08)	$ (0.11)	$ (0.37)
Weighted average common shares	6,705	6,631	6,631	6,641	6,652

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2004, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the final quarter of the Company's fiscal year ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference from the Registrant's proxy statement for its 2005 Annual Meeting, expected to be filed with the SEC on or about January 28, 2005.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Registrant's proxy statement for its 2005 Annual Meeting, expected to be filed with the SEC on or about January 28, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the Registrant's proxy statement for its 2005 Annual Meeting, expected to be filed with the SEC on or about January 28, 2005.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees paid to Perry-Smith LLP for the audit of the Company's annual financial statements included in the registrant's reports on Form 10-K and review of the financial statements included in the registrant's reports on Form 10-Q were $74,500 for fiscal 2004 and $61,500 for fiscal 2003.

Tax Fees

Fees paid to Perry-Smith LLP for services rendered for preparation of the Company's federal and state income tax returns, tax compliance, and tax advice were $14,200 for fiscal 2004 and

$9,500 for fiscal 2003.

All Other Fees

There were no additional fees paid or payable to Perry-Smith LLP for any other services provided during fiscal 2004 or 2003, respectively.

Audit Committee's Pre-approval Policies and Procedures

The Audit Committee pre-approves all auditing services and permitted non-audit services (including fees and terms thereof) to be performed for the Company by its principal accountant on a case-by-case basis, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee before the completion of the audit. The Audit Committee approved 100% of audit, tax, and all other services provided by any accounting firms.

No audit work was performed by persons other than the principal accountant's full-time, permanent employees.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:
(1)

The Company's Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear at pages 23 to 38 of this report; see Index to Financial Statements and Financial Statement Schedules at page 22 of this report.

	(2)	The Financial Statement Schedule appears at page 43 of this report; see Index to Financial Statements and Financial Statement Schedules at page 22 of this report.
	(3)	The Index to Exhibits appears at page 45 of this report.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2004
Allowance for:
Doubtful accounts	$ 3,500	$ -	$ 3,500	$ -
Inventory reserve	$ 1,043,200	$ 250,000	$ 250,300	$ 1,042,900
2003
Allowance for:
Doubtful accounts	$ 20,000	$ -	$ 16,500	$ 3,500
Inventory reserve	$ 337,000	$ 1,779,000	$ 1,072,800	$ 1,043,200
2002
Allowance for:
Doubtful accounts	$ 20,000	$ -	$ -	$ 20,000
Inventory reserve	$ 1,867,700	$ 337,000	$ 1,867,700	$ 337,000

The Company periodically reviews its inventory for obsolescence and standard costs accuracy. During fiscal 2004 and 2003, the Company used $250,300 and $1,072,800, respectively, of its inventory reserve for direct write-offs of obsolete products and excess overhead absorbed in prior years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 20, 2004	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 20, 2004
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2004
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 20, 2004
/s/ Albert Morrison, Jr. Albert Morrison Jr.	Director	December 20, 2004
/s/ Fredric J. Harris Fredric J. Harris	Director	December 20, 2004
/s/ Joel S. Kanter Joel S. Kanter	Director	December 20, 2004
/s/ Brian P. Cardozo Brian P. Cardozo	Director	December 20, 2004

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale facilities. [10.2] (5)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (2)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (5)
10.4	Rights Agreement, dated April 30, 1997. [1] (3)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
23.1	Consent letter of Perry-Smith LLP.
23.2	Consent letter of Hood & Strong LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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