Form 10-Q
period 2004-12-31
LOGIC DEVICES INC
filed 2005-01-26
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

December 31, 2004

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On January 25, 2005, 6,743,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

INDEX

Page
Number

Part I. Financial Information

Item 1. Financial Statements

Balance Sheets as of December 31, 2004 and September 30, 2004	3

Statements of Operations for the fiscal quarter ended December 31, 2004 and
December 31, 2003	4

Statements of Cash Flows for the fiscal quarter ended December 31, 2004 and
December 31, 2003	5

Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	10

Part II. Other Information	10

Item 1. Legal Proceedings	10

Item 6. Exhibits	11

Signatures	12

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets

	December 31,	September 30,
	2004	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,833,700	$1,788,900
Accounts receivable	707,400	729,000
Inventories	6,673,300	7,079,300
Prepaid expenses	288,300	143,100
Sales tax refund receivable	13,500	47,600
Total current assets	9,516,200	9,787,900

Property and equipment, net	817,400	862,000
Other assets, net	247,500	185,700

	$10,581,100	$10,835,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$52,500	$137,200
Accrued payroll and vacation	73,900	52,500
Accrued commissions	12,600	15,500
Other accrued expenses	61,800	-
Total current liabilities	200,800	205,200

Deferred rent	38,900	40,500

Total liabilities	239,700	245,700

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,743,188 shares issued and outstanding	18,436,500	18,436,500
Additional paid-in capital	100,000	100,000
Accumulated deficit	(8,195,100)	(7,946,600)
Total shareholders' equity	10,341,400	10,589,900

	$10,581,100	$10,835,600

See accompanying notes to financial statements.

Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	December 31,	December 31,
	2004	2003

Net revenues	$1,000,900	$1,102,100

Cost of revenues	718,300	710,000

Gross margin	282,600	392,100

Operating expenses:
Research and development	208,900	399,000
Selling, general, and administrative	326,100	514,300
Total operating expenses	535,000	913,300

Loss from operations	(252,400)	(521,200)

Interest income	4,700	6,400

Loss before provision for income taxes	(247,700)	(514,800)

Provision for income taxes	800	-

Net loss	$(248,500)	$(514,800)

Basic and diluted loss per common share	$(0.04)	$(0.08)

Basic and diluted weighted average common shares outstanding	6,743,188	6,654,021

See accompanying notes to financial statements.

Statements of Cash Flows

(unaudited)

	For the fiscal quarter ended:
	December 31,	December 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(248,500)	$(514,800)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	58,800	71,800
Loss on disposal of capital equipment	-	100
Deferred rent	(1,600)	200
Change in operating assets and liabilities:
Accounts receivable	21,600	(29,500)
Inventories	406,000	293,300
Prepaid expenses and other current assets	(111,100)	(105,100)
Accounts payable	(84,700)	57,500
Accrued payroll and vacation	21,400	(12,200)
Accrued commissions	(2,900)	(20,200)
Other accrued expenses	61,800	(38,000)
Net cash provided by (used in) operating activities	120,800	(296,900)

Cash flows from investing activities:
Capital expenditures	(14,200)	(21,600)
Other assets	(61,800)	(27,300)
Net cash used in investing activities	(76,000)	(48,900)

Cash flows from financing activities
Proceeds from exercise of common stock options	-	24,500
Net cash provided by financing activities:	-	24,500

Net increase (decrease) in cash and cash equivalents	44,800	(321,300)

Cash and cash equivalents, beginning of period	1,788,900	1,806,100

Cash and cash equivalents, end of period	$1,833,700	$1,484,800

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

On December 15, 2003, the Company elected to change its fiscal year end to September 30. Previously, the Company's fiscal years were comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday. Previously, the Company's fiscal quarters were comprised of exactly 13 weeks and, therefore, its fiscal years consisted of only 364 days.

As a result of this change, the Company's fiscal years are now comprised of 365 days or, in leap years such as 2004, 366 days with each fiscal quarter ending at the end of a calendar quarter. The Company's 2004 fiscal year ended September 30, 2004 rather than September 26, 2004. The additional four days were included in the Company's first quarter for fiscal 2004, which ended December 31, 2003.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2004 and September 28, 2003, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2005.

2.	Inventories
	A summary of inventories follows:
		December 31, 2004	September 30, 2004
	Raw materials	$766,900	$771,000
	Work-in-process	3,642,600	4,003,900
	Finished goods	2,263,800	2,304,400
		$6,673,300	$7,079,300

LOGIC Devices Incorporated

Notes to Financial Statements (continued)

(unaudited)

3.	Shareholders' Equity

The Company issues common stock options to its employees, certain consultants, and certain of its board members. The Company accounts for these stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," the following table illustrates the effect on net loss and net loss per common share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation:

		Fiscal Quarter Ended:
		December 31, 2004	December 31, 2003
	Net loss, as reported	$(248,500)	$(725,500)
	SFAS No. 123 expense	27,000	16,400
	Pro forma net loss	$(275,500)	$(741,900)

	Basic and diluted net loss per share, as reported	$ (0.04)	$ (0.08)

	Pro forma basic and diluted net loss per share	$ (0.04)	$ (0.08)
	For purposes of pro forma disclosure, the estimated fair value of the options is expensed over the vesting period of the related options.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" and "Business" in the Annual Report on Form 10-K for the Company' fiscal year ended September 30, 2004 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Liquidity and Capital Resources Cash Flows

While the Company had a net loss of $248,500 for the fiscal quarter ended December 31, 2004, it produced net cash of $120,800 from operations during this period. The Company used $195,800 to increase prepaid expenses and reduce accounts payable, and it generated $406,000 from the reduction of inventories. The Company had additional accrued expenses for property insurance and property taxes totaling $58,600. The Company also used $76,000 on capital expenditures, mainly for the production of its new products.

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

Working Capital

At the end of its fiscal quarters, the Company's accounts receivable balance often equals approximately one-half to two-thirds its quarterly revenues, as many of its customers tend to request shipment during the latter portion of the fiscal quarter. As a result of this fact and the Company's net 30 day payment terms, a large portion of the Company's accounts receivable are typically not due at quarter-end. While the Company continues to work with customers to attempt to spread their orders and shipments throughout the quarter, it was less successful in doing so during the quarter ended December 31, 2004.

Due to the nature of its business and the long life cycles of its products, the Company's investment in inventories has been, and will continue to be, significant. Although high levels of inventory impact liquidity, the Company believes these costs are a less costly alternative to owning a wafer fabrication facility.

During fiscal 2004, the Company reduced its inventory by 17%, or $1,431,600, and during the fiscal quarter ended December 31, 2004, the Company reduced its inventory by an additional 6%, or $406,000. The Company expects to continue its efforts to reduce inventory during fiscal 2005 and in future periods. The Company provides reserves for product material that is over one-year old and has no backlog or sales activity, and for future obsolescence. The Company also takes physical inventory write-downs for obsolete and slow-moving items. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve provides a reasonable estimate of the recoverability of inventories.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions implemented in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of January 21, 2005, it holds approximately $1.83 million in cash reserves. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products. At current resource levels, the Company does not anticipate being able to take advantage of all the new product development opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates its research and development expenditures will continue to be a significant portion of its operating expenses.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

Results of Operations Revenues

The Company's net revenues decreased by 9% from $1,102,100 for the fiscal quarter ended December 31, 2003, to $1,000,900 for the fiscal quarter ended December 31, 2004. This reduction is due to the continued phasing out of older products that were not countered by revenues from newer products. The Company hopes to generate revenues from its recently released LF3312 product family in the second quarter of fiscal 2005.

Expenses

While net revenues decreased, the cost of revenues increased slightly (1%) from $710,000 for the fiscal quarter ended December 31, 2003 to $718,300 for the fiscal quarter ended December 31, 2004. This increase despite decreasing revenues was the result of fewer products being sold that had previously been written to zero-value. In the December 31, 2003 fiscal quarter, 6% of net revenues were items that were at zero-value, compared to only 1% of net revenues for the December 31, 2004 quarter.

Research and development (R&D) expenditures decreased by 42% from $399,000 for the fiscal quarter ended December 31, 2003 to $208,900 for the fiscal quarter ended December 31, 2004. This decrease is mainly the result of a reduction in staffing. As a result, as a percentage of net revenues, R&D expenditures decreased from 36% in the fiscal 2004 quarter to 21% in the fiscal 2005 quarter. This aligns the Company's R&D expenditures at a level closer to its goal of 20% of net revenues. While the Company has reduced its staffing levels to cut costs, it believes its current team is made up of very qualified individuals that are capable of accelerating new product introductions in the future.

Selling, general, and administrative expenditures decreased by 37% from $514,300 for the fiscal quarter ended December 31, 2003 to $326,100 for the fiscal quarter ended December 31, 2004. This decrease resulted from a reduction in staffing, lower insurance rates, and general cost cutting.

As a result of the substantial decreases in operating expenses, the Company's loss from operations decreased 48% from $521,200 for the fiscal quarter ended December 31, 2003 to $252,400 for the fiscal quarter ended December 31, 2004, despite the slight decrease in net revenues.

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

Based upon an evaluation as of December 31, 2004, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5.	Other Information
Not applicable.
Item 6.	Exhibits
The Index to Exhibits appears as Page 13 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LOGIC Devices Incorporated (Registrant)
Date: January 26, 2005	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer
Date: January 26, 2005	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988.
3.2	Bylaws, as amended in 1988.
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (1)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (2)
10.3	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (3)
10.4	Rights Agreement, dated April 30, 1997. [1] (4)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Annual Report on Form 10-K for the fiscal year ended September 29, 2002, as filed with the SEC on December 10, 2002.
(2)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(3)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 12, 2004.
(4)	Registration Statement on Form 8-A, as filed with the SEC on May 5, 1997 [Registration No. 000-17187].
(5)	Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.