Form 10-Q
period 2005-03-31
LOGIC DEVICES INC
filed 2005-04-28
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2005

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On April 27, 2005, 6,753,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

INDEX

Page
Number

Part I. Financial Information

Item 1. Financial Statements

Balance Sheets as of March 31, 2005 and September 30, 2004	3

Statements of Operations for the quarters ended March 31, 2005 and
March 31, 2004	4

Statements of Operations for the six fiscal months ended March 31, 2005 and
March 31, 2004	5

Statements of Cash Flows for the six fiscal months ended March 31, 2005 and
March 31, 2004	6

Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	12

Part II. Other Information	12

Item 1. Legal Proceedings	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 6. Exhibits	13

Signatures	14

Part I - Financial Information

Item 1.  Financial Statements

Balance Sheets

	March 31,	September 30,
	2005	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,383,800	$1,788,900
Accounts receivable	712,300	729,000
Inventories	6,690,400	7,079,300
Prepaid expenses and other current assets	292,600	190,700
Total current assets	9,079,100	9,787,900

Property and equipment, net	1,100,000	862,000
Other assets, net	280,700	185,700

	$10,459,800	$10,835,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$66,400	$137,200
Accrued payroll and vacation	47,100	52,500
Accrued commissions	12,900	15,500
Other accrued expenses	15,400	-
Total current liabilities	141,800	205,200

Deferred rent	37,200	40,500

Total liabilities	179,000	245,700

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,753,188 and 6,743,188 shares issued and outstanding,
respectively	18,447,500	18,436,500
Additional paid-in capital	100,000	100,000
Accumulated deficit	(8,266,700)	(7,946,600)
Total shareholders' equity	10,280,800	10,589,900

	$10,459,800	$10,835,600

See accompanying Notes to Financial Statements.

Statements of Operations

(unaudited)

	For the quarter ended:
	March 31,	March 31,
	2005	2004

Net revenues	$831,000	$1,205,700

Cost of revenues	362,800	850,200

Gross margin	468,200	355,500

Operating expenses:
Research and development	187,900	367,700
Selling, general, and administrative	356,900	447,600
Total operating expenses	544,800	815,300

Loss from operations	(76,600)	(459,800)

Other income, net	5,000	10,200

Loss before provision for income taxes	(71,600)	(449,600)

Provision for income taxes	-	800

Net loss	$(71,600)	$(450,400)

Basic and diluted loss per common share	$(0.01)	$(0.07)

Basic and diluted weighted average common shares outstanding	6,749,855	6,721,521

See accompanying Notes to Financial Statements.

Statements of Operations

(unaudited)

	For the six fiscal months ended:
	March 31,	March 31,
	2005	2004

Net revenues	$1,831,900	$2,307,800

Cost of revenues	1,081,100	1,560,200

Gross margin	750,800	747,600

Operating expenses:
Research and development	396,800	766,700
Selling, general, and administrative	683,000	961,900
Total operating expenses	1,079,800	1,728,600

Loss from operations	(329,000)	(981,000)

Other income, net	9,700	16,600

Loss before provision for income taxes	(319,300)	(964,400)

Provision for income taxes	800	800

Net loss	$(320,100)	$(965,200)

Basic and diluted loss per common share	$(0.05)	$(0.15)

Basic and diluted weighted average common shares outstanding	6,746,521	6,687,771

See accompanying Notes to Financial Statements.

Statements of Cash Flows

(unaudited)

	For the six fiscal months ended:
	March 31,	March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(320,100)	$(965,200)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	127,300	141,000
Loss on disposal of capital equipment	-	100
Deferred rent	(3,300)	300
Change in operating assets and liabilities:
Accounts receivable	16,700	(37,500)
Inventories	388,900	845,800
Prepaid expenses and other current assets	(101,900)	(94,300)
Accounts payable	(70,800)	(22,400)
Accrued payroll and vacation	(5,400)	(113,000)
Accrued commissions	(2,600)	9,300
Other accrued expenses	15,400	(38,000)
Net cash provided by (used in) operating activities	44,200	(273,900)

Cash flows from investing activities:
Capital expenditures	(357,100)	(44,800)
Other assets	(103,200)	(61,200)
Net cash used in investing activities	(460,300)	(106,000)

Cash flows from financing activities
Proceeds from exercise of common stock options	11,000	119,300
Net cash provided by financing activities:	11,000	119,300

Net decrease in cash and cash equivalents	(405,100)	(260,600)

Cash and cash equivalents, beginning of period	1,788,900	1,806,100

Cash and cash equivalents, end of period	$1,383,800	$1,545,500

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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2004 and September 28, 2003, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2005.

2.	Inventories
	A summary of inventories follows:
		March 31, 2005	September 30, 2004
	Raw materials	$781,700	$771,000
	Work-in-process	3,568,000	4,003,900
	Finished goods	2,340,700	2,304,400
		$6,690,400	$7,079,300

3.	Shareholders' Equity

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

	Quarter Ended		Six Fiscal Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Net loss, as reported	$ (71,600)	$ (450,400)	$ (320,100)	$ (965,200)
SFAS No. 123 expense	24,100	1,800	24,100	2,000
Pro forma net loss	$ (95,700)	$ (452,200)	$ (344,200)	$ (967,200)

Basic and diluted net loss per share, as reported	$ (0.01)	$ (0.07)	$ (0.05)	$ (0.15)

Pro forma basic and diluted net loss per share	$ (0.01)	$ (0.07)	$ (0.05)	$ (0.15)
For purposes of pro forma disclosure, the estimated fair value of the options is expensed over the vesting period of the related options.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Factors Affecting Future Results" and "Business" in the Annual Report on Form 10-K for the Company' fiscal year ended September 30, 2004 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Liquidity and Capital Resources Cash Flows

While the Company had a net loss of $320,100 for the six fiscal months ended March 31, 2005, it produced net cash of $44,200 from operations during this period. The Company used $172,700 to increase prepaid expenses and reduce accounts payable, and it generated $388,900 from the reduction of inventories. The Company used $460,300 on capital expenditures, mainly for the production of its new products, including $305,200 on the purchase of engineering design software. The Company received $11,000 from the exercise of common stock options by a director.

The Company had a net loss of $965,200 for the six fiscal months ended March 31, 2004, and it used net cash of $273,900 for operations during this period. However, in the quarter ended March 31, 2004, the Company produced net cash of $23,000 from operations. During the six-month period, the Company used $94,300 on prepaid expenses and other current assets, $22,400 on accounts payable, and an additional $141,700 to reduce accrued expenses. At the same time, it generated $845,800 by reducing existing inventories. The Company used $106,000 on capital expenditures and other assets and received $119,300 from the exercise of common stock options by directors and employees.

Working Capital

At the end of its quarters, the Company's accounts receivable balance often equals approximately one-half to three-fourths of its quarterly revenues, as many of its customers tend to request shipment during the latter portion of the quarter. As a result of this fact and the Company's net 30 day payment terms, a large portion of the Company's accounts receivable are typically not due at quarter-end. While the Company continues to work with customers to attempt to spread their orders and shipments throughout the quarter, it was less successful in doing so during the quarter ended March 31, 2005.

Due to the nature of its business and the long life cycles of its products, the Company's investment in inventories has been, and will continue to be, significant. Although high levels of inventory impact liquidity, the Company believes these costs are a less costly alternative to owning a wafer fabrication facility.

During fiscal 2004, the Company reduced its inventory by 17%, or $1,431,600, and during the six months ended March 31, 2005, the Company reduced its inventory by an additional 5%, or $388,900. The Company expects to continue its efforts to reduce inventory during fiscal 2005 and in future periods. The Company provides reserves for product material that is over one-year old and has no backlog or sales activity, and for future obsolescence. The Company also takes physical inventory write-downs for obsolete and slow-moving items. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve provides a reasonable estimate of the recoverability of inventories.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions implemented in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of April 27, 2005, it held approximately $1.6 million in cash reserves. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products. At current resource levels, the Company does not anticipate being able to take advantage of all the new product development opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates its research and development expenditures will continue to be a significant portion of its operating expenses.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 151, Inventory Costs ("SFAS 151"). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2007. We are currently evaluating the effect of SFAS 151 on our financial statements and related disclosures.

In December 2004, the FASB issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures in the Notes to the Financial Statements.

Results of Operations Revenues

The Company's net revenues for the quarter and six-month period ended March 31, 2005 decreased by $374,700 or 31% and $475,900 or 21%, respectively, compared to the same periods of fiscal 2004. This reduction is due to slowing in demand from several major customers and the continued decline of older products' revenues that were not offset by revenues from newer products. The Company hopes to generate revenues from its recently released LF3312 product family in the following quarters of fiscal 2005.

Expenses

The cost of revenues for the quarter and six-month period ended March 31, 2005 decreased by $487,400 or 57% and $479,100 or 31%, respectively, compared to the same periods of fiscal 2004. This quarterly and six-month decrease was the result of 29% and 14%, respectively, of the revenues being from items that the Company previously wrote down to zero-value, including one significant sale of product that had not been ordered in the previous four years.

Research and development (R&D) expenditures for the quarter and six-month period ended March 31, 2005 decreased by $179,800 or 49% and $369,900 or 48%, respectively, compared to the same periods of fiscal 2004. This decrease is mainly the result of a reduction in staffing. As a result, as a percentage of net revenues, R&D expenditures for the quarter and six-month periods decreased from 30% and 33%, respectively, in fiscal 2004, to 23% and 22%, respectively, in fiscal 2005. This aligns the Company's R&D expenditures at a level closer to its goal of 20% of net revenues. While the Company has reduced its staffing levels to cut costs, it believes its current team is made up of very qualified individuals that are capable of accelerating new product introductions in the future.

Selling, general, and administrative expenditures for the quarter and six-month period decreased by $90,700 or 20% and $278,900 or 29%, respectively compared to the same periods of fiscal 2004. This decrease resulted from a reduction in staffing, lower insurance rates, and general cost cutting.

As a result of the increase in the gross margin and the substantial decreases in operating expenses, the Company's loss from operations for the quarter and six-month period decreased $383,200 or 83% and $652,000 or 67% compared to the same periods of fiscal 2004.

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

Based upon an evaluation as of March 31, 2005, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

At 9:30 a.m. on March 10, 2005, the Company held its Annual Meeting of Shareholders at its headquarters, located at 395 West Java Drive, Sunnyvale, California 94089. There were 6,061,617 shares present or represented by proxy at the meeting, representing a quorum. There were two items of business to be voted on during the meeting.

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

	FOR	WITHHELD
Brian P. Cardozo	6,032,467	29,150
Howard L. Farkas	5,735,245	326,372
Fredric J. Harris	5,735,345	326,272
Joel S. Kanter	5,735,345	326,272
Albert Morrison Jr.	5,735,345	326,272
Steven R. Settles	6,032,917	28,700
William J. Volz	6,013,017	48,600

As a result of the vote, all nominees were elected as directors at the meeting.

The second item voted on was the ratification of Perry-Smith LLP as the Company's independent auditors for the fiscal year ending September 30, 2005, which obtained 6,037,917 votes FOR, 15,300 votes AGAINST, and 8,400 votes to ABSTAIN. As the number of votes FOR represented a majority of votes cast (which votes FOR also constituted at least a majority of the required quorum), Perry-Smith LLP was ratified as the Company's independent auditors for the fiscal year ending September 30, 2005.

Item 5.	Other Information
Not applicable.
Item 6.	Exhibits
The Index to Exhibits appears as Page 15 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LOGIC Devices Incorporated (Registrant)
Date: April 28, 2005	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer
Date: April 28, 2005	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)
3.2	Bylaws, as amended in 1988. [3.1] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Rights Agreement, dated April 30, 1997. [1] (5)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, as filed with the SEC on January 26, 2005.
(2)	Annual Report on Form 10-K for the fiscal year ended September 29, 2002, as filed with the SEC on December 10, 2002.
(3)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 12, 2004.
(5)	Registration Statement on Form 8-A, as filed with the SEC on May 5, 1997 [Registration No. 000-17187].
(6)	Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.