Form 10-Q
period 2005-06-30
LOGIC DEVICES INC
filed 2005-07-28
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2005

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On July 27, 2005, 6,753,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - Financial Information

Item 1.  Financial Statements

Balance Sheets

	June 30,	September 30,
	2005	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,320,900	$1,788,900
Accounts receivable	531,900	729,000
Inventories	6,748,800	7,079,300
Prepaid expenses and other current assets	230,300	143,100
Sales tax refund receivable	-	47,600
Total current assets	8,831,900	9,787,900

Property and equipment, net	1,049,600	862,000
Other assets, net	321,600	185,700

	$10,203,100	$10,835,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,500	$137,200
Accrued payroll and vacation	83,500	52,500
Accrued commissions	6,600	15,500
Other accrued expenses	7,700	-
Total current liabilities	121,300	205,200

Deferred rent	35,500	40,500

Total liabilities	156,800	245,700

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; no shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,753,188 shares issued and outstanding	18,447,500	18,436,500
Additional paid-in capital	100,000	100,000
Accumulated deficit	(8,501,200)	(7,946,600)
Total shareholders' equity	10,046,300	10,589,900

	$10,200,900	$10,835,600

See accompanying Notes to Financial Statements.

Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	June 30,	June 30,
	2005	2004

Net revenues	$662,100	$1,099,800

Cost of revenues	343,300	710,600

Gross margin	318,800	389,200

Operating expenses:
Research and development	213,700	283,100
Selling, general, and administrative	344,100	406,600
Total operating expenses	557,800	689,700

Loss from operations	(239,000)	(300,500)

Other income, net	4,500	4,400

Loss before provision for income taxes	(234,500)	(296,100)

Provision for income taxes	-	-

Net loss	$(234,500)	$(296,100)

Basic and diluted loss per common share	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	6,753,188	6,743,188

See accompanying Notes to Financial Statements.

Statements of Operations

(unaudited)

	For the nine months ended:
	June 30,	June 30,
	2005	2004

Net revenues	$2,494,000	$3,407,600

Cost of revenues	1,424,400	2,270,800

Gross margin	1,069,600	1,136,800

Operating expenses:
Research and development	610,500	1,049,800
Selling, general, and administrative	1,027,100	1,368,500
Total operating expenses	1,637,600	2,418,300

Loss from operations	(568,000)	(1,281,500)

Other income, net	14,200	21,000

Loss before provision for income taxes	(553,800)	(1,260,500)

Provision for income taxes	800	800

Net loss	$(554,600)	$(1,261,300)

Basic and diluted loss per common share	$(0.08)	$(0.19)

Basic and diluted weighted average common shares outstanding	6,748,744	6,706,244

See accompanying Notes to Financial Statements.

Statements of Cash Flows

(unaudited)

	For the nine months ended:
	June 30,	June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(554,600)	$(1,261,300)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	201,200	210,100
Allowance for doubtful accounts	-	(3,500)
Loss on disposal of capital equipment	-	100
Deferred rent	(5,000)	500
Change in operating assets and liabilities:
Accounts receivable	197,100	16,600
Inventories	330,500	1,311,600
Prepaid expenses and other current assets	(39,600)	(64,500)
Accounts payable	(113,700)	18,900
Accrued payroll and vacation	31,000	(96,000)
Accrued commissions	(8,900)	(4,400)
Other accrued expenses	7,700	(38,000)
Net cash provided by operating activities	45,700	90,100

Cash flows from investing activities:
Capital expenditures	(368,200)	(190,600)
Other assets	(156,500)	(91,700)
Net cash used in investing activities	(524,700)	(282,300)

Cash flows from financing activities
Proceeds from exercise of common stock options	11,000	119,300
Net cash provided by financing activities:	11,000	119,300

Net decrease in cash and cash equivalents	(468,000)	(72,900)

Cash and cash equivalents, beginning of period	1,788,900	1,806,100

Cash and cash equivalents, end of period	$1,320,900	$1,733,200

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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2004 and September 28, 2003, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. The unaudited interim financial statements contain all normal and recurring entries. The results of operations for the interim period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2005.

2.	Inventories
	A summary of inventories follows:
		June 30, 2005	September 30, 2004
	Raw materials	$925,400	$771,000
	Work-in-process	3,528,900	4,003,900
	Finished goods	2,294,500	2,304,400
		$6,748,800	$7,079,300

3.	Shareholders' Equity

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

	Quarter Ended		Nine Fiscal Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net loss, as reported	$ (234,500)	$ (566,200)	$ (554,600)	$(1,737,100)
SFAS No. 123 expense	-	12,600	24,100	37,800
Pro forma net loss	$ (234,500)	$ (578,800)	$ (578,700)	$(1,774,900)

Basic and diluted net loss per share, as reported	$ (0.03)	$ (0.08)	$ (0.08)	$ (0.26)

Pro forma basic and diluted net loss per share	$ (0.03)	$ (0.09)	$ (0.08)	$ (0.27)
For purposes of pro forma disclosure, the estimated fair value of the options is expensed over the vesting period of the related options.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources Cash Flows

While the Company had a net loss of $554,600 for the nine fiscal months ended June 30, 2005, it produced net cash of $45,700 from operations during this period. The Company used $162,200 to increase prepaid expenses and other current assets and reduce accounts payable and accrued commissions, and it generated $330,500 from the reduction of inventories. The Company used $524,700 on capital expenditures, mainly for the production of its new products, including $305,200 on the purchase of engineering design software. The Company received $11,000 from the exercise of common stock options by a director.

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

Working Capital

At the end of its quarters, the Company's accounts receivable balance often equals approximately one-half to three-fourths of its quarterly revenues, as many of its customers tend to request shipment during the latter portion of the quarter. As a result of this fact and the Company's net 30 day payment terms, a large portion of the Company's accounts receivable are typically not due at quarter-end. While the Company continues to work with customers to attempt to spread their orders and shipments throughout the quarter, it was less successful in doing so during the quarter ended June 30, 2005.

Due to the nature of its business and the long life cycles of its products, the Company's investment in inventories has been, and will continue to be, significant. Although high levels of inventory impact liquidity, the Company believes these costs are a less costly alternative to owning a wafer fabrication facility.

During fiscal 2004, the Company reduced its inventory by 17%, or $1,431,600, and during the nine months ended June 30, 2005, the Company reduced its inventory by an additional 5%, or $330,500. The Company expects to continue its efforts to reduce inventory during fiscal 2005 and in future periods. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve provides a reasonable estimate of the recoverability of inventories. The Company also takes physical inventory write-downs for obsolete and slow-moving items when deemed necessary.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions implemented in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of July 27, 2005, it held approximately $1.3 million in cash and cash equivalents. Therefore, it believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products. At current resource levels, the Company does not anticipate being able to take advantage of all the new product development opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates its research and development expenditures will continue to be a significant portion of its operating expenses.

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

In December 2004, the FASB issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2006. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures in the Notes to the Financial Statements.

Results of Operations Revenues

The Company's net revenues for the quarter and nine-month period ended June 30, 2005 decreased by $437,700 or 40% and $913,600 or 27%, respectively, compared to the same periods of fiscal 2004. This reduction is due to slowing in demand from several major customers and the continued decline of older products' revenues that were not offset by revenues from newer products. While the Company's revenues from its recently released LF3312 have been minimal, the Company hopes to generate increased revenues from the LF3312 and its related family of parts in the final quarter of fiscal 2005 and into fiscal 2006.

Expenses

The cost of revenues for the quarter and nine-month period ended June 30, 2005 decreased by $367,300 or 52% and $846,400 or 37%, respectively, compared to the same periods of fiscal 2004. This quarterly and nine-month decrease was the result of the reduction in revenues. Also, the fiscal 2005 cost of revenues decreased more relative to the decrease in net revenues due to the Company selling a mix of products with, on average, higher margins compared to the same periods of fiscal 2004 and due to the sale of certain items that the Company had previously written down to zero-value.

Research and development (R&D) expenditures for the quarter and nine-month period ended June 30, 2005 decreased by $69,400 or 24% and $439,300 or 42%, respectively, compared to the same periods of fiscal 2004. This decrease resulted primarily from a reduction in staffing. As a result, as a percentage of net revenues, R&D expenditures for the nine-month period decreased from 31% in fiscal 2004 to 24% in fiscal 2005. This aligns the Company's R&D expenditures at a level closer to its goal of 20% of net revenues. While the Company has reduced its staffing levels to cut costs, it believes its current team is made up of very qualified individuals that are capable of accelerating new product introductions in the future.

Selling, general, and administrative expenditures for the quarter and nine-month period decreased by $62,500 or 15% and $341,400 or 25%, respectively compared to the same periods of fiscal 2004. This decrease resulted from a reduction in staffing, lower insurance rates, and general cost cutting.

As a result of the increase in the gross margin and the substantial decreases in operating expenses, the Company's loss from operations for the quarter and nine-month period ended June 30, 2005 decreased $61,600 or 21% and $692,500 or 55%, respectively, compared to the same periods of fiscal 2004.

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

Based upon an evaluation as of June 30, 2005, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In June 2005, the Company was contacted by Scanner Technologies Corporation (Scanner), the owner of certain patents. Scanner has not filed suit, but has urged the Company to enter into a licensing agreement in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits. Should Scanner file suit, the Company would vigorously defend itself in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event, the Company might be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of this matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5.	Other Information
Not applicable.
Item 6.	Exhibits
The Index to Exhibits appears as Page 14 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LOGIC Devices Incorporated (Registrant)
Date: July 28, 2005	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer
Date: July 28, 2005	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)
3.2	Bylaws, as amended in 1988. [3.1] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Rights Agreement, dated April 30, 1997. [1] (5)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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