Form 10-K
period 2005-09-30
LOGIC DEVICES INC
filed 2005-12-22
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2005

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

Common Stock, without par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes            No    X

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes            No    X

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes            No    X

Indicate by check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes            No    X

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of March 31, 2005, the last day of the registrant's most recently completed second quarter:  $7,692,200.

As of December 21, 2005, the Registrant had 6,753,188 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE (See Part III)

LOGIC DEVICES INCORPORATED

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, net income, market acceptance of our products, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing and acceptance of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management's beliefs, and certain assumptions made by it. Words such as "anticipates, appears, expects, intends, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under the section, "Item 1A - Risk Factors," of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.    BUSINESS

General Development of the Business

LOGIC Devices Incorporated develops and markets high-speed digital integrated circuits that perform high-density storage and signal/image processing functions. Our products enable high definition video display, transport, editing, composition, and special effects. We also provide solutions for digital filtering in television broadcast stations and image enhancement in medical diagnostic scanning and imaging equipment.

Our products generally address digital signal processing (DSP) requirements involving high-performance arithmetic computational and high-speed storage functions. We are focused on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. We seek to provide related groups of circuits that original equipment manufacturers (OEMs) purchase for incorporation into high-performance electronic systems. As a result of our focus on higher value products, we have reduced our number of products offerings by over 85 percent over the past five years.

We rely on third-party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given LOGIC design, from which finished products are then assembled. Our strategy is to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility, by outsourcing wafer processing to third-party foundries and taking advantage of their expertise. See "Business - Background." We currently have two primary wafer suppliers and continue to explore additional foundry relationships to reduce our dependence on any single wafer foundry.

We market our products worldwide through a direct sales force and through 21 international distributors. In fiscal year 2005, approximately 32 percent of our net revenues were derived from OEMs, while sales through foreign and domestic distributors accounted for approximately 68 percent of net revenues (we terminated the relationship with a domestic distributor in May 2005). Among our customers are GE Medical, Lockheed Martin, Qualcomm, Texas Instruments, Sony, Teradyne, and Raytheon. Approximately 38 percent of the fiscal 2005 net revenues were derived from within North America and approximately 62 percent were derived from foreign sales.

LOGIC was incorporated under the laws of the State of California in April 1983. Our headquarters are located at 395 West Java Drive, Sunnyvale, California 94089 and our telephone number is (408) 542-5400.

Available Information

We make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 free of charge on our website, www.logicdevices.com, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

Background

Rapid advances in fabricating silicon-based semiconductors are driving a global revolution in electronics. With these ongoing advances, the ability to economically compute, communicate, and control seems to be limited only by the creativity required to implement ever more complex electronic systems. It is becoming increasingly common to implement entire electronic systems on a single small sliver of silicon. The challenges to the industry have increasingly turned toward innovative product definition, timely product development, technical customer support, and heavy capital investments in advanced semiconductor wafer fabrication facilities. The rapid advances in chip fabrication technology have resulted in a specialization of skills within the industry. In addition to the specialization of materials processing skills required to fabricate semiconductor wafers, the industry increasingly requires and values system architecture development, interoperability standards, signal processing algorithms, and circuit design expertise as essential skills for developing financially successful products. Opportunities have thus emerged for semiconductor companies that focus on product definition, advanced design techniques, and technical application support, and that rely on third parties for wafer fabrication. We focus our resources on defining and developing high-performance integrated circuit components for growing markets, which require demanding computational throughput.

The semiconductor industry is intensely competitive, highly cyclical, and characterized by rapid technological change, product obsolescence, wide fluctuations in both demand and capacity, and steep price erosion. These factors can obsolete processes and products currently utilized or produced by us. In such cases, we are required to develop products utilizing new processes and to either integrate such products into our existing foundry processes, or seek new foundry sources.

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

DSP is becoming commonplace in our lives, resulting from rapid advances in semiconductor process technology and increasing cost effectiveness. Consequently, very large and formidable companies have become interested in DSP, with a focus on high-volume applications. To avoid direct competition with these larger companies, we attempt to identify products and market niches that demand the greater performance that programmable DSP circuits can achieve, yet are small enough not to attract significant attention from the larger chip manufacturers.

Beginning in November 1998, the Federal Communications Commission (FCC) directed that television broadcasters begin a transition from analog broadcasts to high-definition digital television (HDTV), which offers clearer pictures and better sound, with all analog broadcasts now scheduled to cease by 2009 (originally scheduled for 2006). Unfortunately, the broadcasters remain behind the scheduled mandates. This slow transition adversely affected our revenues in the past few fiscal years.

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

LOGIC has historically derived a significant portion of our revenues from television broadcast equipment manufacturers. In the late 1990's, we jointly defined with our customers a family of high-performance digital image filtering circuits that facilitate the smoothing of edges as video images are stretched and resized. We have developed and sampled these to OEMs for incorporation into HDTV studio production systems. While sales of HDTV studio equipment have lagged behind market forecasts, we believe our products offer effective solutions to certain video image filtering problems in that equipment. Therefore, if HDTV studio equipment begins to sell in higher volume, we believe we may benefit from increasing sales.

As a result of our initial work on digital filtering and image resizing circuits, we identified secondary applications for this product technology. We found that the circuits were applicable to, and have been incorporated into, advanced medical imaging equipment, such as ultrasound and computer aided tomography (CAT) scanners, and military weapons systems.

Products in Development

Companies in the semiconductor industry typically experience a correlation between their success in introducing new products and increases in revenues. We remain committed to product development, but had not made significant new product introductions for several years prior to fiscal 2004. Our newest video frame buffer product, the LF3324, was preliminarily introduced during fiscal 2005, and another, the LF3312, was introduced in late fiscal 2004, and we continue to sample it to customers.

At current resource levels, we do not anticipate being able to complete all product opportunities we have identified. However, as we consider product development critical to our future success, we anticipate that our product development expenditures will continue to be significant in the future and be directed towards those products with the greatest revenue potential. Through hiring and support of the continuing education of our employees, we increased the educational background of our design team during the past few years, while also acquiring new software design automation tools to increase the productivity of our product development efforts. Based on the investments we have made in research and development, we anticipate product development will accelerate in the future.

Wafer Fabrication Technology

LOGIC is a fabless manufacturer. We rely upon third-party foundry suppliers to produce processed wafers from mask patterns designed by us. Through these wafer suppliers, we have access to advanced high-speed, high-density complimentary metal oxide semiconductor (CMOS) process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication factory. Coupled with our structured custom design methodology and experience with high-speed circuit design, this CMOS technology has allowed us to produce products that offer high computational speeds, high reliability, high levels of circuit integration (complexity), and low power consumption.

We are primarily dependent upon two wafer suppliers and do not have a guarantee of minimum supplies. Therefore, there can be no assurance that such relationships will continue to be on terms satisfactory to us. The inability to obtain adequate quantities of processed wafers could limit our revenues. As a result of this risk, we carry a large inventory of unassembled wafers that can be packaged into a variety of carrier styles to support customer requirements.

Production, Assembly, and Test

Our production operations consist of functional and parametric testing, package marking, hot and cold testing, final inspection, quality inspection, and shipment. As is customary in the industry, high-volume assembly subcontractors in the Far East assemble our commercial grade devices. Thereafter, the assembled devices are returned to us for final testing and shipment to customers. We continue to test materials and products at various stages in the manufacturing process, utilizing automated test equipment.

We have historically maintained, and expect to continue to maintain, high levels of inventory. For some product types, we must purchase all of our anticipated inventory needs for the life of the product (often ten or more years) in a short period of time. Our high inventory levels heighten the risk of inventory obsolescence and write-offs.

Marketing, Sales, and Customers

We market our products worldwide to a broad range of customers through our own direct sales efforts and through 21 international electronics distributors. We concentrate our direct marketing efforts on high-performance segments of the medical imaging, broadcast equipment, and telecommunications markets, in applications where high speed is critical. Among our OEM customers are GE Medical, Lockheed Martin, Qualcomm, Texas Instruments, Sony, Teradyne, and Raytheon. In the past, we have also utilized a domestic distributor though we do not currently do so.

Distributors purchase LOGIC's products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, our distributors receive certain price protection and limited stock rotation rights. However, our distributors are required to simultaneously order an amount equal to or greater than any rotation items returned. During fiscal 2005, 2004, and 2003, sales through both international and domestic distributors accounted for approximately 68%, 66%, and 68% of net revenues, respectively.

In fiscal 2004, and 2003, Jan Devices, Inc., a domestic distributor, accounted for approximately 14% and 13% of net revenues, respectively. We terminated this relationship during fiscal 2005. In fiscal 2005, three international distributors, MCM Japan Ltd., Zwinz Technical Consulting, and 3D Industrial Electronics PTE, comprised approximately 12%, 11%, and 11% of net revenues, respectively. In fiscal 2004 and 2003, MCM Japan Ltd. and Zwinz Technical Consulting comprised approximately 12% and 11% of net revenues, respectively.

Our distributors are not exclusive and they may also market products competitive with our products. We warrant our products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

International sales are conducted by sales representatives and distributors located in Australia, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Korea, the Netherlands, Singapore, South Africa, Spain, Sweden, and Taiwan. During fiscal 2005, 2004, and 2003, our export sales were approximately 62%, 52%, and 55% of net revenues, respectively (see Note 7 in "Notes to Financial Statements" contained in Item 8). Our international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for our products. Although our international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, we have not experienced any material difficulties resulting from these restrictions to date.

Backlog

As of December 2, 2005 and 2004, our backlog was approximately $517,700 and $377,000, respectively. This backlog includes all released purchase orders shippable within the following 12 months, including orders from distributors. Our backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, all orders on the backlog that are not "last-time buys" of obsolete products are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products. We produce catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The business for our catalog products, like the businesses of other companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. Our shipments are generally concentrated toward the end of the third month of each quarter, making it difficult to predict our revenues and results of operations for any fiscal period. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a good indicator of future revenues.

Research and Development

As we have not introduced sufficient new products in a few years, we view new product development as the most important factor affecting revenue growth; therefore, we continue our commitment to research and development. Research and development expenditures were 21%, 31%, and 36% of net revenues in fiscal 2005, 2004, and 2003, respectively. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Statements of Operations," contained in Items 6, 7, and 8, respectively.

Competition

The semiconductor industry is intensely competitive and characterized by rapid technological change and rates of product obsolescence, price erosion, periodic shortage of materials, variations in manufacturing yields and efficiencies, and increasing foreign competition. The industry includes many major domestic and international companies that have substantially greater financial, technical, manufacturing, and marketing resources than LOGIC. We face competition from other manufacturers of high-performance integrated circuits, many of which have advanced technological capabilities and internal wafer production capabilities. Our ability to compete in this rapidly evolving environment depends on elements both in and outside our control. These elements include our ability to develop new products in a timely manner, the cost effectiveness of our manufacturing, the acceptance of new products by customers, the speed at which customers incorporate our products into their systems, the continued access to advanced semiconductor foundries, the number and capabilities of our competitors, and general economic conditions. In the area of high-performance DSP circuits, we compete with Altera, Analog Devices, Fairchild Semiconductor, Intersil, Lucent Technologies, Texas Instruments, and Xilinx, among others.

Patents and Copyrights

Because of the rapidly changing technology in the semiconductor industry, we rely primarily upon our design know-how, rather than patents and copyrights, to develop and maintain our competitive position. We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with employees, consultants, suppliers, and customers, but there can be no assurance that those measures will be adequate to protect our interests.

We are of the opinion that patent and maskwork protection is of less significance in our business than other factors, such as the experience and innovative skill of our personnel and the abilities of our management. There can be no assurance that others will not develop or patent technology similar to our technology, or copy or otherwise duplicate our products. We own five patents awarded by the United States Patent and Trademark Office.

Since others have obtained patents covering various semiconductor designs and processes, certain of our present or future designs or processes may be claimed to infringe upon the patents of third parties. We have previously received, and may in the future receive, claims that one or more aspects or uses of our products infringe on patent or other intellectual property rights of third parties. See Item 3 - "Legal Proceedings." We do not believe that we infringe upon any known patents at this time. If any such infringements exist or arise in the future, we may be liable for damages and may, like many companies in the semiconductor industry, find it necessary or desirable to obtain licenses relating to one or more of our current or future products. Based on industry practice, we expect that any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect. There can be no assurance, however, that licenses could, in fact, be obtained on commercially reasonable terms, or at all, or that litigation would not occur. Our inability to obtain such licenses on economically reasonable terms or the occurrence of litigation could adversely affect us.

Employees

As of September 30, 2005, we had 16 employees, consultants, and part-time employees, of which 12 were full-time employees. We have been careful to retain employees that are important to maintain our ongoing development efforts. Our ability to attract and retain qualified personnel is an important factor in our continued success. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

Regulations

Federal, state, and local regulations impose various environmental controls on the discharge of chemicals and gases in connection with the wafer manufacturing process. Since we rely on third party manufacturers and our activities do not involve utilization of hazardous substances generally associated with semiconductor processing, we believe such regulations are unlikely to have a material affect on our business or operations.

ITEM 1A.    RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

We have a history of losses and our future operating results could be harmed due to semiconductor industry business cycles.

We have sustained substantial net losses during the past five fiscal years. These net losses are attributable principally to delays in the television broadcast industry's transition to high definition digital broadcasting from current analog standards, a downturn in the semiconductor industry, and lack of new product introductions. Many factors will affect our ability to become profitable or sustain profitability, such as continued demand for our products by our customers, lack of price erosion, efficiency of our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage operating expenses.

We produce and sell semiconductors and our operations are therefore impacted by the repeated and severe business cycles that have historically been experienced by the semiconductor industry. Our financial performance has been negatively impacted by significant downturns in the semiconductor industry as a result of:

  general reductions in inventory levels by customers;

  excess production capacity;

  the cyclical nature of the demand for products of semiconductor customers; and

  accelerated declines in average product selling prices.

When these or other conditions in the industry occur, our operating results could be adversely impacted.

We are a small company with very limited resources compared to our current and potential competitors and we may not be able to compete effectively in our highly competitive industry.

The semiconductor industry is highly competitive and many of our direct and indirect competitors and potential competitors have substantially greater financial, technological, manufacturing, and sales resources. If we are unable to compete successfully in this environment, our operating results could be harmed.

The current level of competition is high and may increase as our market expands. We compete directly with companies that have developed similar products. We also compete indirectly with numerous semiconductor companies that offer products and solutions based on alternative technologies. These direct and indirect competitors are established multinational semiconductor companies, as well as emerging companies. In addition, we may experience additional competition from foreign companies in the future.

We depend on a limited number of customers for a majority of our sales and our sales orders are typically concentrated in the last month of every quarter, making our financial results particularly susceptible to the loss of a key customer and making sales in a quarter difficult to predict.

We anticipate that the concentration of our sales among relatively few customers will continue in the future. We do not have long-term purchase commitments from any of our customers. Therefore, these customers could cease purchasing our products with limited notice and with no penalty.

Our dependence on a small number of customers increases the risks associated with the potential loss of customers resulting from business combinations or consolidations. If a customer were acquired or combined with another company, the resulting company could cancel purchase orders as part of the integration process.

In addition, we ship more products during the third month of each quarter than in the first two months of the quarter. Moreover, shipments in the third month are generally higher toward the end of the month. Our sales are therefore concentrated in the latter part of each quarter, making it difficult to predict our revenues and results of operations for any fiscal quarter or other fiscal period.

Continued delay in High Definition Television (HDTV) broadcasting could adversely impact sales of our HDTV application products.

Beginning in November 1998, the Federal Communications Commission directed that television broadcasters begin a transition from current analog broadcasts to HDTV broadcasts. All analog broadcasts were originally scheduled to cease by the year 2006, but this deadline has been moved to 2009.

We developed in fiscal 1998 and tested in fiscal 1999, products that were designed-in (incorporated) into HDTV compatible studio systems. Since fiscal 2000, sales of these HDTV-related products have not met expectations, and we anticipate that our future revenues will be adversely affected if the slow transition persists.

We depend on third parties to fabricate silicon wafers and to assemble and test our products, which exposes us to a risk of production disruption or uncontrolled price changes.

We do not manufacture silicon wafers. We rely upon two wafer suppliers, each of which is the sole source for certain of our products, and two assembly/test subcontractors. These suppliers do not have a contractual obligation or commitment to supply such wafers or services in the future. If the suppliers are unable or unwilling to supply wafers or services, our operating results could be harmed. We may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur. As a result of our reliance on third parties, we face significant risks, including:

  reduced control over delivery schedules and quality;

  longer lead times;

  the potential lack of adequate capacity during periods of excess industry demand;

  difficulties selecting and integrating new subcontractors;

  limited warranties on products supplied to us;

  potential increases in prices due to capacity shortages; and

  potential misappropriation of our intellectual property.

If we fail to deliver our products on time or if the costs of our products increase, then our profitability and customer relationships could be harmed.

Our international operations subject us to risks not present in solely domestic operations.

Our primary silicon wafer supplier and assembly subcontractors are located in Asia, primarily in South Korea and Taiwan. Economic, financial, social, and political conditions in Asia have been volatile. Financial difficulties, government actions or restrictions, prolonged work stoppages, or any other difficulties experienced by our suppliers could harm future operating results.

We also have many overseas customers. Our export sales are affected by unique risks frequently associated with foreign economics, including:

  governmental controls and trade restrictions;

  export license requirements and restrictions on the export of technology;

  changes in local economic conditions;

  political instability;

  changes in tax rates, tariffs, or freight rates;

  interruptions in air traffic; and

  difficulties in staffing and managing foreign sales offices.

Significant changes in the economic climate in the foreign countries from which we derive our export sales could harm future operating results.

The complex nature of semiconductors makes us highly susceptible to manufacturing problems and these problems could have a negative impact on future operating results.

Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even minute imperfections in its materials, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be nonfunctional. We may experience problems in achieving an acceptable quality and yield rate in the manufacture of wafers. The interruption of wafer fabrication or the failure to achieve acceptable yields could harm future operating results. We may also experience manufacturing problems in our assembly and test operations, and in the introduction of new packaging materials.

We depend on third parties to deliver our products.

We rely on independent carriers and freight haulers to transport our products between manufacturing locations and to deliver products to our customers. Any transport or delivery problems because of their errors, or because of unforeseen interruptions, such as strikes, political instability, terrorism, natural disasters and accidents, could harm future operating results.

Earthquakes, other natural disasters, and power shortages may damage our business.

Our California facility and some of our suppliers are located near earthquake faults that have experienced major earthquakes in the past. In addition, the risk of power shortages and outages in California has been widely reported. In the event of a major earthquake or other natural disaster near our facility or a sustained loss of power at our facility, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our suppliers, such as the one that occurred in Taiwan in September 1999, could disrupt the operations of these suppliers, which could limit the supply of our products and harm our business.

We maintain high levels of inventory that decrease our liquidity and substantially increase the risk of write-offs.

We have historically maintained and expect to continue to maintain high levels of inventory of processed silicon wafers, packaging materials, and finished goods. For some product types, we must purchase all of our anticipated inventory needs for the life of the product in a short period of time. We commit capital to maintain these high inventory levels, which prevents us from using that capital for other purposes, such as research and development, and requires us to utilize more capital than might otherwise be required. Our high inventory levels also heighten the risk of inventory obsolescence and write-offs. Further, we may forecast demand incorrectly and produce insufficient inventory, resulting in supply shortages.

We currently have no bank credit facility and must rely solely upon existing cash reserves and funds from existing operations to finance future operations.

Although we sustained substantial net losses during fiscal 2005, 2004, and 2003, our cash flows from operations were positive during these fiscal years, due to reductions in accounts receivable and inventory and our cost reduction efforts. However, these reductions are unlikely to continue indefinitely. Furthermore, significant investments, such as those we made in fiscal 2005, could result in net cash outflows as they did in fiscal 2005.

If we are unable to return to profitability, we would have to utilize cash reserves and thereafter obtain additional funding through debt or equity financing. If we are able to obtain debt financing, which is not assured, the terms of such financing are unknown, since we do not presently have a credit facility, and may be unfavorable to us. Similarly, there can be no assurance that we would be able to sell capital stock on favorable terms or at all and any such sales may adversely affect our existing shareholders.

Our operating success depends upon our ability to develop new products and access new technologies.

The semiconductor industry is a dynamic environment marked by rapid product obsolescence. Our future success depends on our ability to introduce new or improved products that meet critical customer needs, while achieving acceptable profit margins. If we fail to introduce these new products in a timely manner or these products fail to achieve market acceptance, operating results would be harmed. The introduction of new products in a dynamic market environment presents significant business challenges. Product development commitments and expenditures must be made well in advance of product sales, while the success of new products depends on accurate forecasts of long-term market demand and future technology developments.

Future revenue growth is dependent on market acceptance of new products, such as our newly introduced LF3324 and LF3312, and the continued market acceptance of existing products. The success of these products is dependent on a variety of specific technical factors, including:

  successful product definition;

  timely and efficient completion of product design;

  timely design into customers' future products and maintenance of close working relationships with customers;

  timely and efficient access to wafer manufacturing and assembly processes; and

  product performance, quality and reliability.

If, due to these or other factors, new products do not achieve market acceptance, our operating results would be harmed. Furthermore, to develop new products and maintain the competitiveness of existing products, we need to migrate to more advanced wafer manufacturing processes that use larger wafer sizes and smaller geometries.

The loss of key personnel or failure to hire and retain additional qualified personnel could impair our ability to develop and market our products.

Our future success greatly depends on the ability to attract and retain highly qualified technical and management personnel. As a small company, we are particularly dependent on a relatively small group of employees. Competition for skilled technical and management employees is intense in the semiconductor industry. As a result, we may be unable to retain our existing key technical and management employees, or attract additional qualified personnel, which could harm operating results. We do not have employment agreements with any of our employees.

Our failure to protect our proprietary rights, or the costs of protecting these rights, may harm our ability to compete.

We own several patents but rely primarily on our design know-how and continued access to advanced wafer process technology to develop and maintain our competitive position. We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with employees, consultants, suppliers and customers. However, competitors may develop, patent or gain access to similar know-how and technology, or reverse engineer our products. Our inability to adequately protect these proprietary rights could result in our competitors offering similar products, potentially causing us to lose a competitive advantage and leading to decreased revenue. We may not obtain an adequate remedy in the event our confidentiality agreements are breached or any remedy if our trade secrets are independently developed by others. Despite our efforts to protect our proprietary rights, existing intellectual property laws afford only limited protection, especially under the laws of some foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources.

We could be harmed by litigation involving patents and other intellectual property rights.

As a general matter, the semiconductor and related industries are characterized by substantial litigation regarding patent and other intellectual property rights. We have been and in the future may be accused of infringing the intellectual property rights of third parties. Furthermore, we may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. Infringement claims by third parties or claims for indemnification by customers or end-users of our products resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may harm our business.

Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, could be costly and could divert the efforts and attention of management and engineering personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, if at all.

We have adopted certain anti-takeover, indemnification and limited liability provisions which may adversely affect our stock price.

We have adopted a shareholder rights plan that is designed to make a change of control through the acquisition of large amounts of our common stock, or through a tender offer to our shareholders, prohibitively expensive unless our board of directors has approved the transaction. Our restated articles of incorporation and bylaws also provide for the indemnification of our officers and directors and insulate our directors from monetary liability for certain breaches of their duty of care to us. These provisions may also have the effect of delaying or preventing a change in control without action by our shareholders, and therefore could adversely affect the price of our common stock.

The price of our common stock may continue to be volatile and our trading volume may continue to be relatively low.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of the common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

  our anticipated or actual operating results;

  announcements or introductions of new products;

  technological innovations or setbacks by us or our competitors;

  conditions in the semiconductor markets;

  the commencement of litigation; and

  general economic and market conditions.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

We are not an accelerated filer as defined in SEC Rule 12b-2 so this Item is not applicable.

ITEM 2.    PROPERTIES

LOGIC's executive offices, as well as our inventories and principal research and design facilities, are located in approximately 15,400 square feet, in Sunnyvale, California, with a lease expiring September 30, 2007. We also maintain an additional sales office in Warminster, England. We believe that our facilities will be adequate to meet our reasonably foreseeable needs and, if necessary, that alternative facilities will be available on acceptable terms, so as to meet our requirements.

ITEM 3.    LEGAL PROCEEDINGS

From time to time,we receive demands from various parties asserting patent claims. These demands are often not based on any specific knowledge of our products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact.

In June 2005, LOGIC was contacted by Scanner Technologies Corporation (Scanner), the owner of certain patents. Scanner accused us of infringing certain of their patents. Scanner has not filed suit, but has urged us to enter into a licensing agreement in order to avoid litigation. We understand a similar demand has been made upon other manufacturers of integrated circuits. Should Scanner file suit, we would vigorously defend ourselves in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event, we might be required to pay damages and other expenses, which could have a material adverse effect on our financial position and results of operations. In addition, we could be required to alter certain of our production processes or products as a result of this matter.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of fiscal 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded under the symbol, LOGC, on The Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for LOGIC's Common Stock, as reported by Nasdaq during the following calendar quarters:

Calendar Year	High	Low

2003
Fourth quarter	$2.58	$1.42
2004
First quarter	$1.95	$1.65
Second quarter	$1.79	$1.45
Third quarter	$1.55	$1.02
Fourth quarter	$1.55	$1.02

2005
First quarter	$1.65	$1.31
Second quarter	$1.50	$1.01
Third quarter	$1.40	$1.01

Holders

As of December 21, 2005, there were approximately 2,300 holders of record of our Common Stock.

Dividends

We have not paid any dividends on our Common Stock since our incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table represents the position of our equity compensation plans as of September 30, 2005:

Plan category

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	385,000	$1.593	522,000

Equity compensation plans not
approved by security holders	-	-	-

Total	385,000	$1.593	522,000

ITEM 6.    SELECTED FINANCIAL DATA

On December 15, 2003, we elected to change our calendar business year to a fiscal year ending September 30. Previously, our fiscal years were comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with fiscal 2003 ending September 28, 2003. As a result of this change, our 2004 fiscal year ended September 30, 2004 rather than September 26, 2004. The additional four days were included in our first quarter for fiscal 2004, which ended December 31, 2003.

The following table sets forth selected financial data for our last five fiscal years. This information is derived from our audited financial statements, unless otherwise stated. This data should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this report.

(Dollars in thousands, except per share amounts)

Fiscal Years Ended:
	September 30, 2005	September 30, 2004	September 28, 2003	September 29, 2002	September 30, 2001

Net revenues	$ 3,509	$ 4,415	$ 5,009	$ 6,573	$ 10,007
Research and development	$ 730	$ 1,364	$ 1,785	$ 1,776	$ 1,926
Net loss	$ (1,363)	$ (1,472)	$ (2,461)	$ (2,124)	$ (212)
Basic and diluted (loss) income per common share	$ (0.20)	$ (0.22)	$ (0.37)	$ (0.31)	$ (0.03)
Weighted average common shares outstanding (000s)	6,750	6,715	6,652	6,850	6,842
Working capital	$ 7,589	$ 9,583	$ 11,084	$ 13,674	$ 14,882
Net property and equipment	$ 1,163	$ 862	$ 857	$ 931	$ 1,592
Total assets	$ 9,547	$ 10,836	$ 12,248	$ 14,927	$ 17,231
Long-term liabilities	$ 34	$ 41	$ 40	$ -	$ 3
Shareholders' equity	$ 9,238	$ 10,590	$ 11,943	$ 14,627	$ 16,652

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including those identified in "Item 1A - Risk Factors" of this Annual Report on Form 10-K. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this report.

Overview

LOGIC is one of the smallest publicly traded semiconductor makers. Following our formation, we initially developed plug-compatible second source products that were form, fit, and function compatible with products offered by other manufacturers. Beginning in 1996, we began identifying unique, proprietary products driven by our existing customer base. While this transition to proprietary products required us to obtain advanced design automation tools and to increase the number of people involved in product development, it enabled us to focus our sales channels and limit the costs of those channels, and to compete in markets with pricing and delivery demands that are not as highly competitive as the markets for second source products. We primarily derive our revenues from the sale of semiconductor chips that perform high-speed DSP in video image filtering and digital communications applications.

Our transition to a proprietary product focus has had a significant impact on our financial results. We anticipated increased revenues from the HDTV market starting in 1999, but the delays in the broadcast industry's transition to high-definition from analog signals (originally scheduled to be 2006 and currently scheduled to be completed by 2009) resulted in less revenues from these products than we anticipated. We anticipate revenues from our newer proprietary products to increase as the HDTV market begins to ramp up.

Beginning November 1998, the FCC directed that television broadcasters begin a transition from analog broadcasts to HDTV, which offers cleared pictures and better sound, with all analog broadcasts now scheduled to cease by 2009 (originally scheduled for 2006). Unfortunately, the broadcasters remain behind the schedules mandates.

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

On December 15, 2003, we elected to change our calendar business year to a fiscal year ending September 30. Previously, our fiscal years were comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with fiscal 2003 ending September 28, 2003. As a result of this change, our 2004 fiscal year ended September 30, 2004 rather than September 26, 2004. The additional four days were included in our first quarter for fiscal 2004, which ended December 31, 2003.

Liquidity and Capital Resources

Despite a loss of $1,362,900 for fiscal 2005, our operations produced net cash of $367,100, which is mainly the result of a reduction of inventories of $810,700, the collection of a sales tax refund of $47,600, and an increase in accounts payable of $69,800 at year-end. The increase in accounts payable was from the timing of purchases and invoices being received but not yet due at year-end. We maintain our prompt payment terms with our vendors. The 28 percent decrease in our net cash balance from $1,788,900 in fiscal 2004 to $1,292,900 at September 30, 2005 was the result of a substantial increase in capital expenditures totaling $540,700 (including one-time purchases of $437,500 of engineering design software) and capitalized software development costs of $333,400.

During fiscal 2004, our operations produced $292,500 of net cash, despite a $1,472,300 net loss. This was mainly from the net collection of accounts receivable of $114,600, reductions in inventories of $1.4 million, a decrease in prepaid expenses of $49,200, and an increase in accounts payable of $90,200 at year-end. Even though we maintain prompt payments to vendors, the accounts payable balance increased in fiscal 2004 compared to fiscal 2003, due to the invoices of some vendors being received during the last week of the fiscal year and not yet being due as of the end of the fiscal year. We also received $119,300 of cash from the exercise of common stock options. We used this and the cash from operations to fund capital purchases of $285,700 and capitalized software development costs of $143,300, which resulted in our cash position decreasing by one percent, from $1,806,100 in fiscal 2003 to $1,788,900 in fiscal 2004.

During fiscal 2003, our operations produced $1,318,200 of net cash, despite a $2,461,300 net loss. This was mainly the result of the net collection of accounts receivable of $1,972,300 and a decrease in prepaid expenses of $333,600. At the same time, we maintained our prompt payment terms with vendors, so accounts payable decreased $82,100. We used cash from operations to purchase capital assets aggregating $326,900 and to fund the repurchase of $233,700 of our common stock on the open market. Our cash position increased from $1,061,100 at the end of fiscal 2002 to $1,806,100 at the end of fiscal 2003.

Our current working capital requirements are greatly reduced due to the cost cutting of the past few years. We believe that these cost cutting actions and our continued focus on higher-margin products should result in after-tax cash earnings being sufficient to support our working capital and capital expenditure requirements for the next 12 months. Based on the fact that, as of December 20, 2005, we hold approximately $1.3 million in cash reserves and our cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

Working Capital

Our investment in inventories has been significant and will continue to be significant in the future. However, during the past few years, we have been able to reduce our levels of inventories as we shift from more competitive second source products to proprietary sole source products. We seek to further streamline our inventories as we continue to shift to sole source proprietary products.

We rely on third party suppliers for our raw materials, particularly our processed wafers, for which we currently rely primarily on two suppliers, and as a result, maintain substantial inventory levels to protect against disruption in supplies. We have periodically experienced disruptions in obtaining wafers. As we continue to shift towards higher margin proprietary products, we expect to be able to reduce inventory levels by streamlining our product offerings.

Periodically, we review inventory to determine recoverability of items on-hand using the lower-of-cost-or-market (LOCOM) and excess methods. We group and evaluate our products based on their underlying die or wafer type (our raw materials, silicon wafers, can generally be used to make multiple products), to determine the total quantity on-hand and average unit costs. Management uses judgment in comparing historical sales quantities to the quantity on-hand at the end of the fiscal year. If the quantity on-hand exceeds the sales quantities, we provide a reserve for the potentially obsolete or slow-moving items. For the LOCOM analysis, we compare the average historical sales price to the average unit cost of inventories at the end of the fiscal year. If the average unit cost exceeds the average sales price, we provide a reserve.

With continuing low revenue levels, our management felt it necessary to also review our raw materials and work-in-process. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for potential excess materials. In fiscal 2005 and 2004, we increased our inventory reserve by $642,200 and $250,000, respectively, for potential excess materials. In addition, during fiscal 2005 and 2004, we scrapped inventory of $75,300 and $187,200, respectively, and in fiscal 2004, we wrote-off $250,300 of work-in-process inventory, all of which was directly expensed to the cost of revenues. We believe our current reserve of $1,685,100 for inventory provides a reasonable estimate of the recoverability of inventories at the end of fiscal 2005.

Although current levels of inventory impact our liquidity, we believe that this is a less costly alternative to owning a wafer fabrication facility or continuously redesigning our products to newer process technologies, which would divert limited engineering resources from new product development. We continue to evaluate alternative suppliers to diversify our risk of supply disruption. However, this requires a significant investment in product development to tool masks with new suppliers. Such efforts compete for our limited product development resources. We seek to achieve on-going reductions in inventory, although there can be no assurance we will be successful. In the event economic conditions remain slow, we may consider identifying additional portions of inventory to write-off at a future date.

Historically, due to customer order scheduling, up to 80% of our quarterly revenues were often shipped in the last month of the quarter, so a large portion of the shipments included in year-end accounts receivable were not yet due per our net 30-day terms. This results in year-end accounts receivable balances being at their highest point for the respective period.

Financing

While we will continue to evaluate future debt and equity financing opportunities, we believe the cost reductions implemented in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of December 20, 2005, we hold approximately $1.3 million in cash and cash equivalents and our anticipated cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations. Payment timing may be subject to change.

Payments due by period:
	Total	Within 1 year	1-3 years	After 3 years

Operating leases:
Buildings	$ 473,500	$ 226,900	$ 246,600	$ -
Equipment	180,600	154,800	25,800	-

	$ 654,100	$ 381,700	$ 272,400	$ -

Off-Balance Sheet Arrangements

Other than our operating leases, we have no off-balance sheet arrangements.

Results of Operations

Fiscal Year Ended September 30, 2005 compared to Fiscal Year Ended September 30, 2004

Net revenues for fiscal 2005 decreased 20 percent, from $4,414,600 in fiscal 2004 to $3,508,800. We continue to experience a drop-off in sales of our older products that is not yet offset by revenues from newer products. A downturn in the semiconductor industry and a sluggish economy also contributed to the decrease in revenues. In fiscal 2005, we introduced a new video frame buffer product, the LF3324, and continue to pursue new sales of the LF3312, which we introduced at the end of fiscal 2004. We hope to generate increased revenues from the LF3312 and its related family of parts in fiscal 2006.

While net revenues decreased by 20 percent, cost of revenues increased three percent, from $2,773,600 in fiscal 2004 to $2,861,600 in fiscal 2005. As a result, our gross profit as a percentage of revenues actually decreased from 37 percent in fiscal 2004 to 18 percent in fiscal 2005. Gross profit declined as a result of a $642,200 increase to our inventory reserve, which is included in cost of revenues. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for or write-down potential excess materials.

While new product introductions are key to our future growth and success, our decreasing revenues continue to strain our research and development efforts. Research and development (R&D) expenditures decreased from $1,363,900 in fiscal 2004 to $729,800 in fiscal 2005, resulting primarily from reductions in staffing that took place during fiscal 2004. As a percentage of revenues, this amount is closer to our goal of 20 percent (21 percent in fiscal 2005 compared to 31 percent in fiscal 2004). We believe our current team is made up of very qualified individuals that are capable of accelerating new product introductions in the future.

We continue to control our spending by reducing selling, general, and administrative (SG&A) expenses, while still supporting an adequate sales force to sell existing products and new product introductions. In fiscal 2005, our SG&A expenditures decreased 27 percent from $1,772,100 in fiscal 2004 to $1,298,700.

While net revenues decreased, the greater reductions in expenditures resulted in a decrease in our loss from operations from $1,495,000 in fiscal 2004 to $1,381,300 in fiscal 2005, an 8 percent reduction, even though we made a significant increase to our inventory reserve.

A reduction in our cash balances during fiscal 2005 resulted in interest income from deposits decreasing from $19,700 in fiscal 2004 to $18,600 in fiscal 2005.

As a result of the foregoing, our net loss decreased from $1,472,300 in fiscal 2004 to $1,362,900 in fiscal 2005, despite the 20 percent reduction in net revenues.

Fiscal Year Ended September 30, 2004 compared to Fiscal Year Ended September 28, 2003

Net revenues for fiscal 2004 decreased 12 percent, from $5,009,000 in fiscal 2003 to $4,414,600. This decrease was due to a down cycle of the semiconductor industry, a continued sluggish economy, and the prolonged delay in the widespread adoption of HDTV broadcasting. In addition, we continued to experience a drop-off in sales of our older products that is not counterbalanced by revenues from newer products.

While our net revenues decreased by 12 percent, our cost of revenues, as a percentage of net revenues, decreased by 9 percentage points. This reduction in the cost of revenues is the result of the cost cutting of the past several years and the changes to the inventory reserve being much higher in fiscal 2003 compared to fiscal 2004. We increased our inventory reserve by approximately $1.8 million in fiscal 2003, while we increased the reserve by only $250,000 in fiscal 2004. As a result of the foregoing, our gross profit increased by 16 percent from $1,411,800 in fiscal 2003 to $1,641,000 in fiscal 2004. As a percentage of net revenues, gross profit increased from 28 percent in fiscal 2003 to 37 percent in fiscal 2004.

Revenue constraints forced us to decrease R&D expenditures 24 percent, from $1,784,600 in fiscal 2003 to $1,363,900 in fiscal 2004. However, as a percentage of net revenues, this decrease in expenditures still left us over our target of 20 percent. As a percentage of net revenues, R&D expenditures decreased from 36 percent in fiscal 2003 to 31 percent in fiscal 2004.

Selling, general and administrative expenditures decreased 16 percent from $2,110,900 in fiscal 2003 to $1,772,100 in fiscal 2004. This reduction is a result of the cost cutting of the past several years, including but not limited to a reduction in staffing, a reduction of office space and rent, and reductions in directors and officers insurance levels.

While we incurred a reduction of net revenues in fiscal 2004, greater reductions of expenditures resulted in a 40 percent decrease in the loss from operations, from $2,483,700 in fiscal 2003 to $1,495,000 in fiscal 2004.

Due to slightly decreased cash balances during the year, our interest income from deposits decreased 15 percent in fiscal 2004 from $23,600 in fiscal 2003 to $19,700.

As a result of the foregoing, our net loss for fiscal 2004 decreased 40 percent from $2,461,300 in fiscal 2003 to $1,472,300 in fiscal 2004.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and the results of operations are based upon the financial statements included in this report and the data used to prepare them. The financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and we are required to make judgments, estimates, and assumptions in the course of such preparation. The Summary of Accounting Policies included with the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. On an ongoing basis, we reevaluate our judgments, estimates, and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, and valuation of long-lived assets. We base our judgments and estimates on historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The following are the critical accounting policies we believe are affected by significant judgments, estimates, and assumptions used in the preparation of the financial statements.

Revenue Recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time, if applicable. While distributors are allowed to return items for stock rotation, they are required to place an order of equal or greater value at the same time. Therefore, no allowance for returns is recorded. Because we generally do not change the pricing of our products more than once a year, there have not been any pricing issues in the past several years; therefore, there is no allowance for price protection recorded.

Allowance for Doubtful Accounts

We establish a general allowance for doubtful accounts based on analyzing historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, we have not experienced significant losses related to receivables.

Inventories

We write down our inventories for lower of cost or market reserves, aged inventory reserves, and obsolescence reserves. As a result of production requirements and contraints, we are often required to estimate the sales expectations for the entire life cycle of a product (which can be ten or more years) and purchase materials upfront. If actual product demand or selling prices are less favorable than estimated, additional inventory write-downs may be required in the future. Conversely, if demand increases for product types that have been fully reserved, future margins may be higher.

Long-Lived Assets

Long-lived assets, including property and equipment, goodwill, and other intangible assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amounts over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, we use undiscounted future cash flows without interest charges compared to the carrying value of the assets.

Deferred Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when we are unable to conclude that our deferred income tax assets will more likely than not be realized from the results of operations. We have recorded a valuation allowance to reflect the estimated amount of deferred tax income assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment.

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that we will not realize benefits of these deductible differences as of September 30, 2005. Accordingly, we have established a valuation allowance against our net deferred income tax assets as of September 30, 2005.

Impact of New Financial Accounting Standards

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations, or cash flows.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2007. We are currently evaluating the effect of SFAS 151 on our financial statements and related disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123 (R)), Share-Based Payments. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123 (R) is effective for the first reporting period beginning after June 15, 2006. Management has not completed its evaluation of the effect that SFAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in our pro forma disclosures in the Notes to the Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Of course, demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier's domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors. We also do not hold any market risk sensitive instruments that are not considered cash under accounting principles generally accepted in the United States of America.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

   and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheet of LOGIC Devices Incorporated (the "Company") as of September 30, 2005 and 2004 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the three fiscal years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Perry-Smith LLP

Sacramento, California

December 16, 2005

LOGIC Devices Incorporated

Balance Sheets

	September 30,	September 30,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$ 1,292,900	$ 1,788,900
Accounts receivable	734,900	729,000
Inventories (Notes 1, 7, 8, and 11)	5,626,400	7,079,300
Prepaid expenses	165,700	143,100
Property tax refund receivable	45,000	-
Sales tax refund receivable	-	47,600
Total current assets	7,864,900	9,787,900

Property and equipment, net (Note 2)	1,163,400	862,000
Other assets, net (Note 3)	519,100	185,700

	$ 9,547,400	$ 10,835,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 207,000	$ 137,200
Accrued payroll and vacation	61,500	52,500
Accrued commissions	7,100	15,500
Total current liabilities	275,600	205,200

Deferred rent	33,800	40,500

Total liabilities	309,400	245,700

Commitments and contingencies (Note 5)

Shareholders' equity (Note 6):
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized
6,753,188 and 6,743,188 shares issued and outstanding	18,447,500	18,436,500
Additional paid-in capital	100,000	100,000
Accumulated deficit	(9,309,500)	(7,946,600)
Total shareholders' equity	9,238,000	10,589,900

	$ 9,547,400	$ 10,835,600

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Operations

	For the fiscal year ended:
	September 30,	September 30,	September 28,
	2005	2004	2003

Net revenues	$ 3,508,800	$ 4,414,600	$ 5,009,000

Cost of revenues	2,861,600	2,773,600	3,597,200

Gross margin	647,200	1,641,000	1,411,800

Operating expenses:
Research and development	729,800	1,363,900	1,784,600
Selling, general, and administrative	1,298,700	1,772,100	2,110,900
Total operating expenses	2,028,500	3,136,000	3,895,500

Loss from operations	(1,381,300)	(1,495,000)	(2,483,700)

Other (income) expense:
Interest income	(18,600)	(19,700)	(23,600)
Other (income) expense, net	(600)	(3,800)	400

Total other income	(19,200)	(23,500)	(23,200)

Loss before provision for income taxes	(1,362,100)	(1,471,500)	(2,460,500)

Provision for income taxes	800	800	800

Net loss	$ (1,362,900)	$ (1,472,300)	$ (2,461,300)

Basic and diluted loss per common share	$ (0.20)	$ (0.22)	$ (0.37)

Basic and diluted weighted average common
shares outstanding	6,749,855	6,715,480	6,651,705

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statement of Shareholders' Equity

			Additional Paid-in Capital
	Common Stock			Accumulated
	Shares	Amount		Deficit	Total

September 29, 2002	6,852,888	$ 18,539,900	$ 100,000	$ (4,013,000)	$ 14,626,900

Repurchase of common stock	(222,200)	(233,700)	-	-	(233,700)

Issuance of common stock on
exercise of stock options	10,000	11,000	-	-	11,000

Net loss	-	-	-	(2,461,300)	(2,461,300)

Balances, September 28, 2003	6,640,688	18,317,200	100,000	(6,474,300)	11,942,900

Issuance of common stock on
exercise of stock options	102,500	119,300	-	-	119,300

Net loss	-	-	-	(1,472,300)	(1,472,300)

Balances, September 30, 2004	6,743,188	18,436,500	100,000	(7,946,600)	10,589,900

Issuance of common stock on
exercise of stock options	10,000	11,000	-	-	11,000

Net loss	-	-	-	(1,362,900)	(1,362,900)

Balances, September 30, 2005	6,753,188	$ 18,447,500	$ 100,000	$ (9,309,500)	$ 9,238,000

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Cash Flows

	For the fiscal year ended:
	September 30,	September 30,	September 28,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$ (1,362,900)	$ (1,472,300)	$ (2,461,300)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	239,300	277,900	400,800
Allowance for doubtful accounts	-	(3,500)	(16,500)
Inventory reserve	642,200	(300)	706,200
Loss on disposal of capital equipment	-	600	300
Deferred rent	(6,700)	2,500	39,900
Change in operating assets and liabilities:
Accounts receivable	(5,900)	114,600	1,972,300
Inventories	810,700	1,431,900	374,000
Prepaid expenses	(22,600)	49,200	333,600
Property tax refund receivable	(45,000)	-	-
Sales tax refund receivable	47,600	(47,600)	-
Accounts payable	69,800	90,200	(82,100)
Accrued payroll and vacation	9,000	(108,000)	12,500
Accrued commissions	(8,400)	(4,700)	1,400
Other accrued expenses	-	(38,000)	37,100
Net cash provided by operating activities	367,100	292,500	1,318,200

Cash flows from investing activities:
Capital expenditures	(540,700)	(285,700)	(326,900)
Other assets	(333,400)	(143,300)	(20,700)
Net cash used in investing activities	(874,100)	(429,000)	(347,600)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,000	119,300	11,000
Repurchase of common stock	-	-	(233,700)
Payments of capital lease obligations	-	-	(2,900)
Net cash provided by (used in) financing activities:	11,000	119,300	(225,600)

Net (decrease) increase in cash and cash equivalents	(496,000)	(17,200)	745,000

Cash and cash equivalents, beginning of period	1,788,900	1,806,100	1,061,100

Cash and cash equivalents, end of period	$ 1,292,900	$ 1,788,900	$ 1,806,100

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Summary of Accounting Policies

The Company and Nature of Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company's products include high-speed digital signal processing chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 32 percent of the Company's net revenues in fiscal 2005 were derived from original equipment manufacturers, while sales through foreign and domestic distributors accounted for approximately 68 percent of net revenues. Approximately 38 percent of the Company's net revenues in fiscal 2005 were derived from North America and approximately 62 percent from foreign sales.

Fiscal Year

On December 15, 2003, we elected to change our calendar business year to a fiscal year ending September 30. Previously, our fiscal years were comprised of 52 weeks of seven days, each beginning on Monday and ending on Sunday, with fiscal 2003 ending September 28, 2003. As a result of this change, our 2004 fiscal year ended September 30, 2004 rather than September 26, 2004. The additional four days were included in our first quarter for fiscal 2004, which ended December 31, 2003.

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

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on its analysis of historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, the Company has not experienced significant losses related to receivables. At September 30, 2005 and 2004, the Company determined that no allowance for doubtful accounts was necessary.

Inventories

Inventories of raw materials, work-in-process, and finished goods are stated at the lower of cost (first-in, first-out) or market. Cost includes the purchase price of parts, assembly costs, and overhead.

LOGIC Devices Incorporated

Summary of Accounting Policies

Property and Equipment

Property and equipment are stated at cost. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements and assets held under capital lease are amortized on a straight-line basis over the shorter of the lease terms or the estimated lives of the assets. Certain tooling costs are capitalized by the Company and are amortized on a straight-line basis over the shorter of the related product life cycle or five years. Upon disposition, the cost and related accumulated depreciation or accumulated amortization is removed from the accounts and the resulting gain or loss is reflected in income for the period.

Capitalized Software Costs

Internal test computer software development costs are capitalized as incurred during the application development stage. The capitalized software costs are classified as other assets and are amortized on a straight-line basis over the shorter of the related expected product life cycle or five years, with amortization beginning when production parts are in process.

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

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to common shares, by the weighted average number of common shares outstanding during each period. Diluted loss per share is similar to basic loss per share, except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect, if any, of potential common shares, such as those issuable upon the exercise of stock options as if they had been issued.

For the fiscal years ended September 30, 2005 and 2004, and September 28, 2003, there is no difference between basic and diluted loss per share, as there were no dilutive stock options.

LOGIC Devices Incorporated

Summary of Accounting Policies

Long-Lived Assets

Long-lived assets, including property and equipment and intangible assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amounts over the remaining estimated lives; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. In determining whether an impairment exists, the Company uses undiscounted future cash flows without interest charges compared to the carrying value of the assets.

Stock-based Compensation

At September 30, 2005, the Company had stock-based compensation plans (the Plans), which are described more fully in Note 6. The Company accounts for the Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations (APB No. 25). No stock-based employee compensation cost is reflected in net loss, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provision of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Statement (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation:

	2005	2004	2003
Net loss
As reported	$ (1,362,900)	$ (1,472,300)	$ (2,461,300)
SFAS 123 compensation expense	24,100	5,500	54,200
Pro forma	$ (1,387,000)	$ (1,477,800)	$ (2,515,500)
Basic and diluted loss per share
As reported	$ (0.20)	$ (0.22)	$ (0.37)
Pro forma	$ (0.20)	$ (0.22)	$ (0.38)

The pro forma information provided above was estimated at the date of grant, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2005	2004	2003
Expected life (in years)	3.0	3.0	3.0
Risk-free interest rate	4.13%	2.70%	2.63%
Volatility	48.5%	78.0%	91.2%
Dividend yield	0.0	0.0	0.0

LOGIC Devices Incorporated

Summary of Accounting Policies

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

Impact of New Financial Accounting Standards

In June 2005, the FASB SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. Management does not believe adoption of SFAS 154 will have a material effect on the Company's financial position, results of operations, or cash flows.

In November 2004, the FASB issued Statement No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2007. Management is currently evaluating the effect of SFAS 151 on our financial statements and related disclosures, but believes that the effect will not be material to the Company.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payments (SFAS 123 (R)). SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123 (R) is effective for the first reporting period beginning after June 15, 2006. Management has not completed its evaluation of the effect that SFAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures in the Notes to the Financial Statements.

LOGIC Devices Incorporated

Notes to Financial Statements

1.       Inventories

A summary of inventories follows:

	September 30, 2005	September 30, 2004
Raw materials	$ 776,400	$ 771,000
Work-in-process	2,192,100	4,003,900
Finished goods	2,657,900	2,304,400
	$ 5,626,400	$ 7,079,300

2.       Property and Equipment

A summary of property and equipment follows:

	September 30, 2005	September 30, 2004
Equipment	$ 3,034,400	$ 2,502,700
Tooling costs	1,632,900	1,623,900
Leasehold improvements	168,300	168,300
	4,835,600	4,294,900
Less accumulated depreciation and amortization	3,672,200	3,432,900
	$ 1,163,400	$ 862,000

3.       Other Assets

A summary of other assets follows:

	September 30, 2005	September 30, 2004
Capitalized software, net of accumulated amortization of
$2,342,500 and $2,342,500	$ 498,400	$ 165,000
Security deposits and other assets	20,700	20,700
	$ 519,100	$ 185,700

During fiscal 2005 and 2004, the Company capitalized test software development costs totaling $333,400 and $143,300, respectively, for products that are in the application development stage. There was no amortization expense related to capitalized software during fiscal 2005 and 2004.

4.       Provision for Income Taxes

The provision for income taxes for fiscal 2005, 2004, and 2003 includes a current state expense of $800 for each year.

LOGIC Devices Incorporated

Notes to Financial Statements

The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2005, 2004, and 2003, to the loss before taxes:

	2005	2004	2003
Federal income tax benefit at statutory rate	$ 463,100	$ 500,300	$ 836,900
Tax credit carryforwards originated in current year	23,100	92,000	33,800
State tax benefit, net of federal tax benefit	79,800	90,500	143,500
Adjustment of prior year net operating loss
carryforwards before valuation allowance	168,600	301,000	259,300
Valuation allowances	(573,300)	(1,078,300)	(1,305,200)
Other, net	(162,100)	93,700	30,900
Provision for income taxes	$ (800)	$ (800)	$ (800)

Deferred tax assets and liabilities comprise the following:

	September 30, 2005	September 30, 2004
Deferred tax assets:
Net operating loss carryforwards	$ 4,700,600	$ 4,269,500
Reserves not currently deductible	807,600	446,800
Tax credit carryforwards	479,200	498,800
Other	127,800	356,400
Gross deferred tax assets	6,115,200	5,571,500
Deferred tax liabilities:
State tax benefit	(380,300)	(360,100)
Depreciation	-	(57,800)
Gross deferred tax liabilities	(380,300)	(417,900)
Net deferred tax assets	5,726,900	5,153,600
Valuation allowance	(5,726,900)	(5,153,600)
Net deferred taxes	$ -	$ -

The valuation allowance increased $573,300 from fiscal 2004 to fiscal 2005. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (NOLs) and reserves not currently deductible. Because the Company's management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

LOGIC Devices Incorporated

Notes to Financial Statements

As of September 30, 2005, the Company has Federal and State NOLs totaling approximately $11,963,300 and $7,168,200, respectively, available to offset future taxable income. These NOLs expire at various times through 2025 and 2010, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $160,700 and $28,900, respectively, expiring at various times through 2024. The Company has state manufacturing tax credit carryforwards totaling approximately $289,600, which expires at various times through 2015.

5.       Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense related to these operating leases was $386,200, $464,300, and $779,600 for fiscal 2005, 2004, and 2003, respectively.

A summary of future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

Operating Leases
Fiscal years ending:
September 30, 2006	$ 381,700
September 30, 2007	253,400
September 30, 2008	19,000
Thereafter	-
$ 654,100

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

6.       Shareholders' Equity

Common Stock Option Plans

The Company issues common stock options to its employees, certain consultants, and certain of its board members. Options granted to its employees and consultants generally vest over four years and expire ten years from the date of grant. Options granted to the board members generally vest immediately and expire five years from the date of grant. A summary of the status of the Company's common stock option plans as of September 30, 2005 and 2004, and September 28, 2003, and changes during the fiscal years then ended, is presented in the following table:

	Options Outstanding
	September 30, 2005		September 30, 2004		September 28, 2003
	Shares	Wtd Avg Ex. Price	Shares	Wtd Avg Ex. Price	Shares	Wtd Avg Ex. Price
Beginning	345,000	$ 2.073	624,750	$ 2.077	961,750	$ 2.337
Granted	90,000	$ 1.461	75,000	$ 1.700	50,000	$ 1.400
Exercised	(10,000)	$ 1.100	(102,500)	$ 1.164	(10,000)	$ 1.100
Forfeited	(40,000)	$ 5.563	(252,250)	$ 2.355	(377,000)	$ 2.724
	385,000	$ 1.593	345,000	$ 2.073	624,750	$ 2.077
Exercisable at year-end	385,000		345,000		555,125
Weighted-average fair value of options granted during year		$ 0.360		$ 0.560		$ 0.530

The total shares available to grant under the plans is 522,000 as of September 30, 2005. The following table summarizes information about common stock options outstanding as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 09/30/05	Wtd Avg Remaining Contractual Life	Wtd Avg Exercise Price	Number Exercisable at 09/30/05	Wtd Avg Exercise Price
$1.00 - 2.00	344,750	2.98 years	$ 1.441	344,750	$ 1.441
$2.01 - 4.00	40,250	2.78 years	$ 2.895	40,250	$ 2.895
	385,000		$ 1.593	385,000	$ 1.593

The difference between the exercise price and the fair market value of the options issued on the dates of grant is accounted for as unearned compensation and amortized to expense over the related vesting period. As discussed in the Summary of Accounting Policies, the Company follows APB No. 25 for measurement and recognition of employee stock-based transactions.

Share Repurchase Plan

During fiscal 2003, the Company approved a share repurchase plan authorizing the purchase of the Company's common stock up to a total cost of $500,000. As of September 30, 2005, the Company had repurchased 222,200 shares on the open market at a total cost of $233,700. All of these repurchases were made in fiscal 2003. There is no expiration date for this repurchase plan.

LOGIC Devices Incorporated

Notes to Financial Statements

7.       Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2005, three customers accounted for approximately 12, 11, and 11 percent of net revenues, with accounts receivable of $65,200, $30,700, and $76,700, respectively, as of September 30, 2005. For fiscal 2004, two customers accounted for approximately 14 and 12 percent of net revenues, one of which is the Company's domestic distributor, with accounts receivable of $138,800 and $24,600, respectively, as of September 30, 2004. For fiscal 2003, three customers accounted for approximately 14, 13, and 12 percent of net revenues, one of which is the Company's domestic distributor, with accounts receivable of $162,400, $92,600, and $136,000, respectively, as of September 28, 2003.

Four suppliers each comprised 10 or more percent of the total inventory purchases in fiscal 2005 (44, 16, 15, and 10 percent). Three suppliers each comprised 10 or more percent of the total inventory purchases in fiscal 2004 (44, 30, and 11 percent). Four suppliers each comprised 10 or more percent of the total inventory purchases in fiscal 2003 (36, 24, 16 and 13 percent).

Export Sales

The following table summarizes export sales information:

	2005	2004	2003
Western Europe	$ 1,326,300	$ 1,535,000	$ 1,990,300
Far East	803,100	706,300	645,200
Other	49,200	46,400	104,700
	$ 2,178,600	$ 2,287,700	$ 2,740,200

In fiscal 2005, Japan, Austria (for Germany), and Singapore accounted for 12, 11, and 11 percent of net revenues, respectively. In fiscal 2004, Japan accounted for 12 percent of net revenues. In fiscal 2003, Austria (for Germany) and Japan accounted for 14 and 12 percent of net revenues, respectively.

8.       Use of Estimates and Concentration of Credit Risks

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

LOGIC Devices Incorporated

Notes to Financial Statements

9.       Statements of Cash Flows

There was no interest paid during fiscal 2005, 2004 and 2003. The Company paid $800 each for income taxes during fiscal 2005, 2004, and 2003.

There were no non-cash investing and financing activities for fiscal 2005, 2004 and 2003.

10.    401(k) Savings Plan

The Company adopted a 401(k) Savings Plan (the Plan) in September 2005. Employees are able to make voluntary contributions and the Company has the discretion to make matching contributions. The Plan covers all employees meeting certain age and service requirements. The Company funds expenses incurred in connection with the Plan. The Company made no matching contributions in fiscal 2005.

11.    Results of Operations

Due to the continued drop-off in sales of older products, coupled with the downturn in the overall industry sales and economy, the Company's net revenues decreased 20 percent in fiscal 2005 and 12 percent in fiscal 2004. However, the Company's gross profit margin, as a percentage of sales, fluctuated from 28 percent in fiscal 2003 to 37 percent in fiscal 2004, and then to 18 percent in fiscal 2005. The large decrease in the fiscal 2005 gross profit margin is due to a $642,200 increase to the inventory reserve for potential excess materials.

At September 30, 2005 and 2004, accounts receivable and inventories account for a large portion of the working capital and net assets of the Company, which are discussed more fully in Note 8.

Inventory levels are generally driven by actual customer orders and forecasted sales. During fiscal 2005, the Company reduced its net inventories approximately $1,452,900, resulting in total inventories of approximately $5.6 million at September 30, 2005. During fiscal 2004, the Company reduced its net inventories approximately $1,431,600, resulting in total inventories of approximately $7.1 million at September 30, 2004.

As discussed in the Summary of Accounting Policies, inventories are carried at the lower of cost or market. The Company believes inventories on hand at September 30, 2005 will be sold in the normal course of business, at amounts in excess of their carrying value. However, depending upon the level of demand, the period over which current inventories will be sold may exceed one year.

Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations (dollars in thousands, except per share data) for the fiscal years ended September 30, 2005 and 2004:

Fiscal Quarters Ended:
	12/31/04	03/31/05	06/30/05	09/30/05	Total
Net revenues	$ 1,001	$ 831	$ 662	$ 1,015	$ 3,509
Gross margin	$ 283	$ 468	$ 319	$ (423)	$ 647
Loss from operations	$ (252)	$ (77)	$ (239)	$ (813)	$ (1,381)
Loss before income taxes	$ (248)	$ (72)	$ (234)	$ (808)	$ (1,362)
Net loss	$ (248)	$ (72)	$ (234)	$ (809)	$ (1,363)
Basic loss per share	$ (0.04)	$ (0.01)	$ (0.03)	$ (0.12)	$ (0.20)
Weighted average common shares	6,743	6,750	6,753	6,753	6,750

Fiscal Quarters Ended:
	12/31/03	03/31/04	06/30/04	09/30/04	Total
Net revenues	$ 1,102	$ 1,206	$ 1,100	$ 1,007	$ 4,415
Gross margin	$ 392	$ 356	$ 389	$ 504	$ 1,641
Loss from operations	$ (521)	$ (460)	$ (300)	$ (213)	$ (1,495)
Loss before income taxes	$ (515)	$ (449)	$ (296)	$ (211)	$ (1,471)
Net loss	$ (515)	$ (450)	$ (296)	$ (211)	$ (1,472)
Basic loss per share	$ (0.08)	$ (0.07)	$ (0.04)	$ (0.03)	$ (0.22)
Weighted average common shares	6,654	6,721	6,743	6,743	6,715

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2005, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the final quarter of our fiscal year ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference from our proxy statement for our 2006 Annual Meeting, expected to be filed with the SEC on or about January 30, 2006.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our proxy statement for our 2006 Annual Meeting, expected to be filed with the SEC on or about January 30, 2006.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our proxy statement for our 2006 Annual Meeting, expected to be filed with the SEC on or about January 30, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our proxy statement for our 2006 Annual Meeting, expected to be filed with the SEC on or about January 30, 2006.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from our proxy statement for our 2006 Annual Meeting, expected to be filed with the SEC on or about January 30, 2006.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:
(1)

The Company's Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear at pages 23 to 37 of this report; see Index to Financial Statements and Financial Statement Schedules at page 22 of this report.

	(2)	The Financial Statement Schedule (Schedule II) appears on page 40.
	(3)	The Index to Exhibits appears at page 42 of this report.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2005	$ -	$ -	$ -	$ -
2004	$ 3,500	$ -	$ 3,500	$ -
2003	$ 20,000	$ (16,500)	$ -	$ 3,500
Inventory reserve
2005	$ 1,042,900	$ 642,200	$ -	$ 1,685,100
2004	$ 1,043,200	$ 250,000	$ (250,300)	$ 1,042,900
2003	$ 337,000	$ 1,779,500	$ (1,072,800)	$ 1,043,200

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 22, 2005	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 22, 2005
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2005
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 22, 2005
/s/ Albert Morrison, Jr. Albert Morrison Jr.	Director	December 22, 2005
/s/ Fredric J. Harris Fredric J. Harris	Director	December 22, 2005
/s/ Joel S. Kanter Joel S. Kanter	Director	December 22, 2005
/s/ Brian P. Cardozo Brian P. Cardozo	Director	December 22, 2005
/s/ Steven R. Settles Steven R. Settles	Director	December 22, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.1] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Rights Agreement, dated April 30, 1997. [1] (5)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
23.1	Consent letter of Perry-Smith LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, as filed with the SEC on January 26, 2005.
(2)	Annual Report on Form 10-K for the fiscal year ended September 29, 2002, as filed with the SEC on December 10, 2002.
(3)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the Sec on May 12, 2004.
(5)	Registration Statement on Form 8-A, as filed with the SEC on May 5, 1997 [Registration No. 000-17187].
(6)	Annual Report on Form 10-K for the transition period January 1, 1998 to October 3, 1999, as filed with the SEC on January 13, 1999.