Form 10-Q
period 2005-12-31
LOGIC DEVICES INC
filed 2006-01-20
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

December 31, 2005

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

Yes            No    X

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On January 19, 2006, 6,753,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

INDEX

Page
Number

Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheets as of December 31, 2005 and September 30, 2005	3

Condensed Statements of Operations for the fiscal quarters ended December 31, 2005
and December 31, 2004	4

Condensed Statements of Cash Flows for the fiscal quarters ended December 31, 2005
and December 31, 2004	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	11

Part II. Other Information	11

Item 1. Legal Proceedings	11

Item 6. Exhibits	11

Signatures	12

Part I - Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	December 31,	September 30,
	2005	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,404,400	$1,292,900
Accounts receivable, net of no allowance for doubtful accounts	826,700	734,900
Inventories	5,249,000	5,626,400
Prepaid expenses and other current assets	223,900	165,700
Property tax refund receivable	45,000	45,000
Total current assets	7,749,000	7,864,900

Property and equipment, net	1,105,500	1,163,400
Other assets, net	599,500	519,100

	$9,454,000	$9,547,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$57,000	$207,000
Accrued payroll and vacation	85,600	61,500
Accrued commissions	7,200	7,100
Other accrued expenses	27,100	-
Total current liabilities	176,900	275,600

Deferred rent	30,200	33,800

Total liabilities	207,100	309,400

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized
6,743,188 shares issued and outstanding	18,447,500	18,447,500
Additional paid-in capital	100,000	100,000
Accumulated deficit	(9,300,600)	(9,309,500)
Total shareholders' equity	9,246,900	9,238,000

	$9,454,000	$9,547,400

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	December 31,	December 31,
	2005	2004

Net revenues	$1,100,800	$1,000,900

Cost of revenues	654,500	718,300

Gross margin	446,300	282,600

Operating expenses:
Research and development	139,500	208,900
Selling, general, and administrative	303,700	326,100
Total operating expenses	443,200	535,000

Income (loss) from operations	3,100	(252,400)

Other income, net	6,600	4,700

Income (loss) before provision for income taxes	9,700	(247,700)

Provision for income taxes	800	800

Net income (loss)	$8,900	$(248,500)

Basic and diluted earnings (loss) per common share	$-	$(0.04)

Basic and diluted weighted average common shares outstanding	6,753,188	6,743,188

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the fiscal quarter ended:
	December 31,	December 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$8,900	$(248,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,300	58,800
Inventory reserve	50,000	-
Loss on disposal of capital equipment	1,200	-
Deferred rent	(3,600)	(1,600)
Change in operating assets and liabilities:
Accounts receivable	(91,800)	21,600
Inventories	327,400	406,000
Prepaid expenses and other current assets	(58,200)	(111,100)
Accounts payable	(150,000)	(84,700)
Accrued payroll and vacation	24,100	21,400
Accrued commissions	100	(2,900)
Other accrued expenses	27,100	61,800
Net cash provided by operating activities	199,500	120,800

Cash flows from investing activities:
Capital expenditures	(7,600)	(14,200)
Capitalized software development	(80,400)	(61,800)
Net cash used in investing activities	(88,000)	(76,000)

Net increase in cash and cash equivalents	111,500	44,800

Cash and cash equivalents, beginning of period	1,292,900	1,788,900

Cash and cash equivalents, end of period	$1,404,400	$1,833,700

See accompanying Notes to Condensed Financial Statements.

LOGIC Devices Incorporated

Notes to Condensed Financial Statements

(unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2005 and 2004, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2006.

2.	Inventories
	A summary of inventories follows:
		December 31, 2005	September 30, 2005
	Raw materials	$742,900	$776,400
	Work-in-process	2,208,200	2,192,100
	Finished goods	2,297,900	2,657,900
		$5,249,000	$5,626,400

3.	Shareholders' Equity

The Company issues common stock options to its employees, certain consultants, and certain of its board members. The Company accounts for these stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, the Company discloses the effect on net income (loss) and net earnings (loss per common share had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

There is no pro forma disclosure for the fiscal quarter ended December 31, 2005 as no stock options were granted and all previously granted stock options vested prior to the beginning of the current fiscal quarter.

4.	Earnings (loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, no incremental shares would be issued because they are antidilutive. Stock options with exercise prices above the average market price during the period are also antidilutive.

No stock options were included in the computation of diluted earnings per share for the fiscal quarter ended December 31, 2005 because the exercise price of all the stock options were greater than the weighted average market price of the common shares. The weighted average exercise price of excluded options was $1.59 at December 31, 2005. No stock options were included in the computation of diluted loss per share for the fiscal quarter ended December 31, 2004 because the Company incurred a net loss.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A - Risk Factors" in the Annual Report on Form 10-K for the Company' fiscal year ended September 30, 2005 and in this Quarterly Report on Form 10-Q and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Liquidity and Capital Resources Cash Flows

Although the Company had a minimal net income of $8,900 for the fiscal quarter ended December 31, 2005, it produced net cash of $199,500 from operations during the period. The Company used $208,200 to increase prepaid expenses and reduce accounts payable, while it generated $327,400 from the reduction of its inventories. The Company used $80,400 for capitalized software development costs.

While the Company had a net loss of $248,500 for the fiscal quarter ended December 31, 2004, it produced net cash of $120,800 from operations during this period. The Company used $195,800 to increase prepaid expenses and reduce accounts payable, and it generated $406,000 from the reduction of inventories. The Company had additional accrued expenses for property insurance and property taxes totaling $58,600. The Company also used $76,000 on capital expenditures and capitalized software development costs.

Working Capital

Historically, due to order scheduling by our customers, up to 80% of the Company's quarterly revenues are often shipped in the last month of the fiscal quarter, so a large portion of the shipments included in quarter-end accounts receivable are not yet due per the Company's net 30-day terms. As a result, quarter-end accounts receivable balances are often at their highest point for the respective period.

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

During fiscal 2005, the Company reduced its inventory by 11%, or $810,700, and during the fiscal quarter ended December 31, 2005, the Company reduced its inventory by an additional 5%, or $327,400. The Company expects to continue its efforts to reduce inventory during fiscal 2006 and in future periods. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve (approximately 25% of total gross inventories) provides a reasonable estimate of the recoverability of inventories. The Company also takes physical inventory write-downs for obsolete and slow-moving items when deemed necessary. In the quarter ended December 31, 2005, 18% of the Company's net revenues were from items previously written down to zero compared to 1% of net revenues for the same period in fiscal 2005.

Financing

The Company will continue to evaluate future debt and equity financing opportunities; however, it believes the cost reductions implemented in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of January 23, 2006, it held approximately $1.4 million in cash and cash equivalents and its anticipated cash usage for operations is approximately equal to or less than its current revenue rate, the Company believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations, or cash flows.

Results of Operations Revenues

The Company's net revenues for the fiscal quarter ended December 31, 2005 increased by $99,900 or 10% compared to the same period of fiscal 2005. This increase is due to some customers returning to their past order quantity rates after a slowdown in fiscal 2005.

Expenses

The cost of revenues for the fiscal quarter ended December 31, 2005 decreased by $63,800 or 9% and compared to the same period of fiscal 2005. The cost of revenues decreased while net revenues increased due to 18% of the net revenues being from items that the Company had previously written down to zero-value compared to 1% for the same period of fiscal 2005.

Research and development (R&D) expenditures for the fiscal quarter ended December 31, 2005 decreased by $69,400 or 33% compared to the same period of fiscal 2005. This decrease was primarily the result of the purchase of engineering design software rather than leasing a different software package and from the capitalization of test program development costs. New product development remains the primary focus for the Company.

Selling, general, and administrative expenditures for the fiscal quarter ended December 31, 2005 decreased by $22,400 or 7% compared to the same period of fiscal 2005. This decrease resulted from lower insurance rates and general cost cutting.

As a result of the increase in the gross margin and the decreases in operating expenses, the Company had a net income for the first time since the fiscal quarter ended September 29, 2002. This modest net income of $8,900 for the fiscal quarter ended December 31, 2005 represents an improvement of $257,400 or 104% from the same period of fiscal 2005.

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

Based upon an evaluation as of December 31, 2005, the Company's President and Chief Financial Officer both concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In June 2005, the Company was contacted by Scanner Technologies Corporation (Scanner), the owner of certain patents. Scanner accused the Company of infringing certain of their patents. Scanner has not filed suit, but has urged the Company to enter into a licensing agreement in order to avoid litigation. The Company understands a similar demand has been made upon other manufacturers of integrated circuits. Should Scanner file suit, the Company would vigorously defend itself in this matter. However, because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable, in which event, the Company might be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company could be required to alter certain of its production processes or products as a result of this matter.

Item 1A.	Risk Factors
There are no material changes to the risk factors disclosed in the Form 10-K filed for the fiscal year ended September 30, 2005.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5.	Other Information
Not applicable.
Item 6.	Exhibits
The Index to Exhibits appears as Page 13 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LOGIC Devices Incorporated (Registrant)
Date: January 19, 2006	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer
Date: January 19, 2006	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.1] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Rights Agreement, dated April 30, 1997. [1] (5)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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