Form 10-Q
period 2006-03-31
LOGIC DEVICES INC
filed 2006-04-21
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer          Accelerated Filer          Non-Accelerated Filer  X

Indicate by check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes            No    X

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On April 21, 2006, 6,753,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	March 31,	September 30,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,688,100	$1,292,900
Accounts receivable, net of no allowance for doubtful accounts	642,900	734,900
Inventories	5,040,900	5,626,400
Prepaid expenses and other current assets	279,400	210,700
Total current assets	7,651,300	7,864,900

Property and equipment, net	1,128,700	1,163,400
Other assets, net	610,200	519,100

	$9,390,200	$9,547,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$31,300	$207,000
Accrued payroll and vacation	70,700	61,500
Accrued commissions	-	7,100
Other accrued expenses	12,000	-
Total current liabilities	114,000	275,600

Deferred rent	26,700	33,800

Total liabilities	140,700	309,400

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized
6,753,188 shares issued and outstanding	18,447,500	18,447,500
Additional paid-in capital	114,000	100,000
Accumulated deficit	(9,312,000)	(9,309,500)
Total shareholders' equity	9,249,500	9,238,000

	$9,390,200	$9,547,400

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarter ended:
	March 31,	March 31,
	2006	2005

Net revenues	$1,048,100	$831,000

Cost of revenues	475,000	362,800

Gross margin	573,100	468,200

Operating expenses:
Research and development	213,400	187,900
Selling, general, and administrative	377,400	356,900
Total operating expenses	590,800	544,800

Loss from operations	(17,700)	(76,600)

Other income, net	6,300	5,000

Loss before provision for income taxes	(11,400)	(71,600)

Provision for income taxes	-	-

Net loss	$(11,400)	$(71,600)

Basic and diluted loss per common share	$ (0.00)	$ (0.01)

Basic and diluted weighted average common shares outstanding	6,753,188	6,749,855

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the six months ended:
	March 31,	March 31,
	2006	2005

Net revenues	$2,148,100	$1,831,900

Cost of revenues	1,129,500	1,081,100

Gross margin	1,019,400	750,800

Operating expenses:
Research and development	352,900	396,800
Selling, general, and administrative	681,100	683,000
Total operating expenses	1,034,000	1,079,800

Loss from operations	(14,600)	(329,000)

Other income, net	12,900	9,700

Loss before provision for income taxes	(1,700)	(319,300)

Provision for income taxes	800	800

Net loss	$(2,500)	$(320,100)

Basic and diluted loss per common share	$ (0.00)	$ (0.05)

Basic and diluted weighted average common share outstanding	6,753,188	6,746,521

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended:
	March 31,	March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(2,500)	$(320,100)
Adjustments to reconcile net loss to net cash provided
by operating activities
Depreciation and amortization	126,300	127,300
Inventory reserve	250,000	-
Loss on disposal of capital equipment	3,500	-
Deferred rent	(7,100)	(3,300)
Stock-based compensation	14,000	-
Change in operating assets and liabilities:
Accounts receivable	92,000	16,700
Inventories	335,500	388,900
Prepaid expenses and other current assets	(68,700)	(101,900)
Accounts payable	(175,700)	(70,800)
Accrued payroll and vacation	9,200	(5,400)
Accrued commissions	(7,100)	(2,600)
Other accrued expenses	12,000	15,400
Net cash provided by operating activities	581,400	44,200

Cash flows from investing activities:
Capital expenditures	(95,100)	(357,100)
Other assets	(91,100)	(103,200)
Net cash used in investing activities	(186,200)	(460,300)

Cash flows from financing activities
Proceeds from exercise of common stock options	-	11,000
Net cash provided by financing activities:	-	11,000

Net increase (decrease) in cash and cash equivalents	395,200	(405,100)

Cash and cash equivalents, beginning of period	1,292,900	1,788,900

Cash and cash equivalents, end of period	$1,688,100	$1,383,800

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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2005 and 2004, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2006.

2.	Inventories
	A summary of inventories follows:
		March 31, 2006	September 30, 2005
	Raw materials	$621,600	$776,400
	Work-in-process	2,228,100	2,192,100
	Finished goods	2,191,200	2,657,900
		$5,040,900	$5,626,400

3.	Shareholders' Equity

The Company issues common stock options to its employees, certain consultants, and certain of its board members. During fiscal 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company elected to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the prior interim periods and fiscal year do not reflect any adjusted amounts.

Prior to the adoption of FAS 123 (R), the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, the following table illustrates the effect on net loss and net loss per common share had the Company applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation as of March 31, 2005:

		Quarter Ended	Six Months Ended

	Net loss, as reported	$ (71,600)	$ (320,100)
	SFAS No. 123 expense	24,100	24,100

	Pro forma net loss	$ (95,700)	$ (344,200)

	Basic and diluted net loss per share, as reported	$ (0.01)	$ (0.05)

	Basic and diluted net loss per share, pro forma	$ (0.01)	$ (0.05)

4.	Loss Per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, no incremental shares would be issued because they are antidilutive. Stock options with exercise prices above the average market price during the period are also antidilutive.

No stock options were included in the computation of diluted loss per share for the quarter and six months ended March 31, 2006 and 2005 because the Company incurred a net loss.
5.	Income Taxes

Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of March 31, 2006.  Management has, therefore, established a valuation allowance against its net deferred tax assets as of March 31, 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A - Risk Factors" in the Annual Report on Form 10-K for the Company's fiscal year ended September 30, 2005 and in any Quarterly Report on Form 10-Q for a prior quarter in the Company's fiscal year ending September 30, 2006 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Liquidity and Capital Resources Cash Flows

Although the Company had a net loss of $2,500 for the six months ended March 31, 2006, it produced net cash of $581,400 from operations during the period. The Company used $175,700 to reduce accounts payable, while it generated $335,500 from the reduction of its inventories. The Company used $91,100 for capitalized software development costs. The Company also received a property tax refund of $45,000 during the six months ended March 31, 2006.

While the Company had a net loss of $320,100 for the six months ended March 31, 2005, it produced net cash of $44,200 from operations during this period. The Company used $172,700 to increase prepaid expenses and reduce accounts payable, and it generated $388,900 from the reduction of inventories. The Company used $460,300 on capital expenditures, mainly for the production of its new products, including $305,200 on the purchase of engineering design software. The Company used $103,200 for capitalized software development costs. The Company received $11,000 from the exercise of common stock options by a director.

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

During fiscal 2005, the Company reduced its inventory by 11%, or $810,700, and during the six months ended March 31, 2006, the Company reduced its inventory by an additional 6%, or $335,500. The Company expects to continue its efforts to reduce inventory during fiscal 2006 and in future periods. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve (approximately 28% of total gross inventories) provides a reasonable estimate of the recoverability of inventories. The Company also takes physical inventory write-downs for obsolete and slow-moving items when deemed necessary.

Expected Future Operating and Capital Needs

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions implemented in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of April 21, 2006, it held approximately $1.7 million in cash and cash equivalents. The Company believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products. At current resource levels, the Company does not anticipate being able to take advantage of all the new product development opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates its research and development expenditures will continue to be a significant portion of its operating expenses.

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

Results of Operations Revenues

The Company's net revenues for the quarter and six-month period ended March 31, 2006 increased by $217,100 or 26% and 316,200 or 17%, respectively, compared to the same periods of fiscal 2005. This increase is due to certain customers returning to their past order quantity rates after a slowdown in fiscal 2005. Due to shortages of finished goods inventory, the Company was unable to ship approximately $330,000 of its revenue backlog as of March 31, 2006. There were no shortages in the same period of fiscal 2005.

Expenses

The cost of revenues for the quarter and six-month period ended March 31, 2006 increased by $112,200 or 31% and $48,400 or 4%, respectively, compared to the same periods of fiscal 2005. This quarterly and six-month increase was the result of the increase in revenues. The cost of revenues did not increase as much as the revenues in the six-month period because 22% of the fiscal 2006 period's revenues were from items previously written-down to zero, compared to only 13% in the same period of fiscal 2005, which was partially offset by an increase to the inventory reserve of $250,000 for slow-moving and potentially excess items.

Research and development (R&D) expenditures for the quarter ended March 31, 2006 increased by $25,500 or 14% compared to the same quarter of fiscal 2005. This increase is mainly the result of expensing software development costs that were capitalized in fiscal 2005. R&D expenditures for the six months ended March 31, 2006 decreased by $43,900 or 11% compared to the same period of fiscal 2005. The decrease is mainly due to a reduction in staffing. New product development remains the primary focus for the Company.

Selling, general, and administrative (SG&A) expenditures for the quarter ended March 31, 2006 increased by $20,500 or 6% compared to the same quarter of fiscal 2005. This increase resulted from an increase in legal fees, the recording of stock-based compensation, and increases in outside consulting. However, for the six months ended March 31, 2006, SG&A expenditures decreased by $1,900 or 0.3% compared to the same period of fiscal 2005 due to general cost cutting efforts.

As a result of the increase in the gross margin, the Company's loss from operations for the quarter and six-month period decreased $58,900 or 77% and $314,400 or 96% compared to the same periods of fiscal 2005.

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

Based upon an evaluation as of March 31, 2006, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

At 11:00 a.m. on March 9, 2006, the Company held its Annual Meeting of Shareholders at its headquarters, located at 395 West Java Drive, Sunnyvale, California 94089. There were 6,356,842 shares present or represented by proxy at the meeting, representing a quorum. The one item of business to be voted on during the meeting was the election of five directors.

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

	FOR	WITHHELD
Brian P. Cardozo	6,258,324	98,518
Howard L. Farkas	6,256,924	99,918
Albert Morrison Jr.	5,477,210	879,632
Steven R. Settles	6,260,524	96,318
William J. Volz	6,259,624	91,018
As a result of the vote, all nominees were elected as directors at the meeting.
Item 5.	Other Information
Not applicable.
Item 6.	Exhibits
The Index to Exhibits appears as Page 15 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LOGIC Devices Incorporated (Registrant)
Date: April 21, 2006	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer
Date: April 21, 2006	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)
3.2	Bylaws, as amended in 1988. [3.1] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Rights Agreement, dated April 30, 1997. [1] (5)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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