Form 10-Q
period 2006-06-30
LOGIC DEVICES INC
filed 2006-07-28
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2006

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On July 28, 2006, 6,753,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	June 30,	September 30,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,949,300	$1,292,900
Accounts receivable, net of no allowance for doubtful accounts	623,800	734,900
Inventories	5,199,300	5,626,400
Prepaid expenses and other current assets	211,600	165,700
Property tax refund receivable	-	45,000
Total current assets	7,984,000	7,864,900

Property and equipment, net	1,108,200	1,163,400
Other assets, net	416,200	519,100

	$9,508,400	$9,547,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$61,500	$207,000
Accrued payroll and vacation	106,500	61,500
Accrued commissions	3,400	7,100
Other accrued expenses	4,200	-
Total current liabilities	175,600	275,600

Deferred rent	23,200	33,800

Total liabilities	198,800	309,400

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized,
6,753,188 shares issued and outstanding	18,447,500	18,447,500
Additional paid-in capital	114,000	100,000
Accumulated deficit	(9,251,900)	(9,309,500)
Total shareholders' equity	9,309,600	9,238,000

	$9,508,400	$9,547,400

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the fiscal quarter ended:
	June 30,	June 30,
	2006	2005

Net revenues	$ 1,216,400	$ 662,100

Cost of revenues	594,300	343,300

Gross margin	622,100	318,800

Operating expenses:
Research and development	267,200	213,700
Selling, general, and administrative	314,500	344,100
Total operating expenses	581,700	557,800

Income (loss) from operations	40,400	(239,000)

Other income, net	19,700	4,500

Income (loss) before provision for income taxes	60,100	(234,500)

Provision for income taxes	-	-

Net income (loss)	$ 60,100	$ (234,500)

Basic income (loss) per common share	$ 0.01	$ (0.03)

Diluted income (loss) per common share	$ 0.01	$ (0.03)

Basic weighted average common shares outstanding	6,753,188	6,753,188

Diluted weighted average common shares outstanding	6,781,282	6,753,188

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the nine months ended:
	June 30,	June 30,
	2006	2005

Net revenues	$ 3,365,300	$ 2,494,000

Cost of revenues	1,723,800	1,424,400

Gross margin	1,641,500	1,069,600

Operating expenses:
Research and development	620,100	610,500
Selling, general, and administrative	995,600	1,027,100
Total operating expenses	1,615,700	1,637,600

Income (loss) from operations	25,800	(568,000)

Other income, net	32,600	14,200

Income (loss) before provision for income taxes	58,400	(553,800)

Provision for income taxes	800	800

Net income (loss)	$ 57,600	$ (554,600)

Basic income (loss) per common share	$ 0.01	$ (0.08)

Diluted income (loss) per common share	$ 0.01	$ (0.08)

Basic weighted average common shares outstanding	6,753,188	6,748,744

Diluted weighted average common shares outstanding	6,767,226	6,748,744

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended:
	June 30,	June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$ 57,600	$ (554,600)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	189,700	201,200
Issuance of common stock options to directors	14,000	-
Inventory reserve	570,000	-
Write-off of capitalized software development costs	200,000	-
Loss on disposal of capital equipment	3,500	-
Deferred rent	(10,600)	(5,000)
Change in operating assets and liabilities:
Accounts receivable	111,100	197,100
Inventories	(142,900)	330,500
Prepaid expenses and other current assets	(900)	(39,600)
Accounts payable	(145,500)	(113,700)
Accrued payroll and vacation	45,000	31,000
Accrued commissions	(3,700)	(8,900)
Other accrued expenses	4,200	7,700
Net cash provided by operating activities	891,500	45,700

Cash flows from investing activities:
Capital expenditures	(137,900)	(368,200)
Other assets	(97,200)	(156,500)
Net cash used in investing activities	(235,100)	(524,700)

Cash flows from financing activities
Proceeds from exercise of common stock options	-	11,000
Net cash provided by financing activities:	-	11,000

Net increase (decrease) in cash and cash equivalents	656,400	(468,000)

Cash and cash equivalents, beginning of period	1,292,900	1,788,900

Cash and cash equivalents, end of period	$ 1,949,300	$ 1,320,900

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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2005 and 2004, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2006.

2.	Inventories
	A summary of inventories follows:
		June 30, 2006	September 30, 2005
	Raw materials	$644,500	$776,400
	Work-in-process	2,193,000	2,192,100
	Finished goods	2,361,800	2,657,900
		$5,199,300	$5,626,400

3.	Shareholders' Equity

The Company issues common stock options to its employees, certain consultants, and certain of its board members. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company elected to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the prior interim periods and fiscal year do not reflect any adjusted amounts.

Prior to the adoption of FAS 123 (R), the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Per FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, the Company must provide disclosure of the effect on net loss and net loss per common share had the Company applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation as of June 30, 2005. There is no pro forma disclosure for the fiscal quarter ended June 30, 2005 as no stock options were granted and all previously granted stock options vested prior to the beginning of that fiscal quarter. For the nine-month period ended June 30, 2005, the pro forma disclosure would be $24,100 of compensation expense, resulting in a pro forma net loss of $578,700 for the nine months ended June 30, 2005.

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

For the quarter and nine-month period ended June 30, 2006, the Company had 28,094 and 14,038 dilutive common shares, respectively, as the weighted average price of the Company's common stock during the quarter and nine-month period was $1.326 and $1.217, respectively. No stock options were included in the computation of diluted loss per share for the quarter and six months ended June 30, 2005 because the Company incurred a net loss.

5.	Income Taxes

Future tax benefits are subject to a valuation allowance when management is unable to conclude that its deferred income tax assets will more likely than not be realized from the results of operations. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Company will not realize benefits of these deductible differences as of June 30, 2006.  Management has, therefore, established a valuation allowance against its net deferred tax assets as of June 30, 2006.

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

Liquidity and Capital Resources Cash Flows

During the nine-month period ended June 30, 2006, the Company produced net cash of $691,500 from operations while having a net income of $57,600. During the period, the Company established additional inventory reserves of $570,000 and wrote-off $200,000 of capitalized test software, both of which reduced net income but not cash flows. The Company had net collections of $111,100 of accounts receivable, while it used $142,900 to produce inventory and $145,500 to reduce accounts payable. The Company also used $137,900 on capital expenditures and $97,200 on the development of capitalized test software.

While the Company had a net loss of $554,600 for the nine-month period ended June 30, 2005, it produced net cash of $45,700 from operations during this period. The Company used $162,200 to increase prepaid expenses and other current assets and reduce accounts payable and accrued commissions, and it generated $330,500 from the reduction of inventories. The Company used $368,200 on capital expenditures, mainly for the production of its new products, including $305,200 on the purchase of engineering design software, and $156,500 on the development of capitalized test software. The Company received $11,000 from the exercise of common stock options by a director.

Working Capital

Historically, due to order scheduling by our customers, up to 75% of the Company's quarterly revenues are often shipped in the last month of the fiscal quarter, so a large portion of the shipments included in quarter-end accounts receivable are not yet due per the Company's net 30-day terms. As a result, quarter-end accounts receivable balances are often at their highest point for the respective period.

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

The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve (approximately 30% of total gross inventories) provides a reasonable estimate of the recoverability of inventories. The Company also takes physical inventory write-downs for obsolete and slow-moving items when deemed necessary.

Expected Future Operating and Capital Needs

The Company will continue to evaluate future debt and equity financing opportunities; however, it feels the cost reductions implemented in the past few years have resulted in sufficient cash flow generated from operations to provide an adequate base of liquidity to fund future operating and capital needs. The Company's belief is based on the fact that, as of July 27, 2006, it held approximately $2.0 million in cash and cash equivalents. The Company believes it can cover its cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products. At current resource levels, the Company does not anticipate being able to take advantage of all the new product development opportunities it has identified. However, as it considers product development critical to its future success, the Company anticipates its research and development expenditures will continue to be a significant portion of its operating expenses.

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

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2007. We are currently evaluating the effect of SFAS 151 on our financial statements and related disclosures.

Results of Operations Revenues

The Company's net revenues for the quarter and nine-month period ended June 30, 2006 increased by $554,300 or 84% and $871,200 or 35%, respectively, compared to the same periods of fiscal 2005. These increases are due to increases in certain customers' order quantity rates and from certain customers returning to their past order quantity rates after a slowdown in fiscal 2005.

Expenses

The cost of revenues for the quarter and nine-month period ended June 30, 2006 increased by $251,000 or 73% and $299,400 or 21%, respectively, compared to the same periods of fiscal 2005. This quarterly and nine-month increase was the result of the increase in revenues. The cost of revenues did not increase as much as the revenues for the nine-month period because 19% of the fiscal 2006 period's revenues were from items previously written-down to zero, compared to only 12% in the same period of fiscal 2005. The quarterly cost of revenues did not increase as much as the quarterly revenues due to the mix of products being more profitable, although not at zero-value. The increased profitability of the quarterly and nine-month cost of revenues was partially offset by an increase to the inventory reserve of $320,000 and $570,000, respectively.

Research and development expenses for the quarter and nine-month period ended June 30, 2006 increased by $53,500 or 25% and $9,600 or 2%, respectively, compared to the same periods of fiscal 2005. These increases are mainly due to an increase in staffing to meet new product development needs.

Selling, general, and administrative expenses for the quarter and nine-month period ended June 30, 2006 decreased by $29,600 or 9% and $31,500 or 3%, respectively, compared to the same periods of fiscal 2005. These decreases are mainly due to changes in the sales staffing structure.

As a result of the above positive factors, the Company experienced a net income for the quarter and nine-month period ended June 30, 2006 of $60,100 and $57,600, respectively, compared to a net loss of $234,500 and $554,600, respectively, for the same periods of fiscal 2005.

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

Based upon an evaluation as of June 30, 2006, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings

From time to time, the Company receives demands from various parties asserting patent or other claims in the ordinary course of business. These demands are often not based on any specific knowledge of the Company's products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact on the Company.

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
LOGIC Devices Incorporated (Registrant)
Date: July 28, 2006	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer
Date: July 28, 2006	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)
3.2	Bylaws, as amended in 1988. [3.1] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Rights Agreement, dated April 30, 1997. [1] (5)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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