Form 10-K
period 2006-09-30
LOGIC DEVICES INC
filed 2006-12-07
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes            No    X

Indicate by check whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes            No    X

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of March 31, 2006, the last day of the registrant's most recently completed second quarter:  $6,636,700.

As of December 6, 2006, the Registrant had 6,793,188 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORORATED BY REFERENCE (See Part III)

LOGIC DEVICES INCORPORATED

ANNUAL REPORT ON FORM 10-K

INDEX

  PART I

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

Our products are used in the broadcast, medical, military and consumer electronics markets. Our products generally address digital signal processing (DSP) requirements involving high-performance arithmetic computational and high-speed storage functions. We are focusing on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. We seek to provide related groups of circuits that original equipment manufacturers (OEMs) purchase for incorporation into high-performance electronic systems. As a result of our focus on higher value products, we have reduced our number of products offerings by over 85 percent over the past five years.

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

We market our products worldwide through a combination of a direct sales force, sales representatives, and roughly 20 international distributors. In fiscal year 2006, approximately 62 percent of our net revenues were derived from OEMs, while sales through distributors accounted for approximately 38 percent of net revenues. We continue to make changes in our sales structure to address appropriate emerging sales channel requirements. Additionally, changes in the sales structure will be required as customers continue to move engineering design efforts to regions, such as China, Malaysia, and India. LOGIC Devices counts among its customers Texas Instruments, BAE Systems, Harmonic, GE Medical, Lockheed Martin, Qualcomm, and Raytheon. Approximately 60 percent of the fiscal 2006 net revenues were derived from the United States and approximately 40 percent were derived from foreign sales.

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

Beginning in November 1998, the Federal Communications Commission (FCC) directed that television broadcasters begin a transition from analog broadcasts to high-definition digital television (HDTV), which offers clearer pictures and better sound, with all analog broadcasts now scheduled to cease by 2009 (originally scheduled for 2006). Unfortunately, the broadcasters remain behind the scheduled mandates. This slow transition has adversely affected our revenues in the past few fiscal years.

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

LOGIC Devices has historically derived a significant portion of our revenues from television broadcast equipment manufacturers. In the late 1990's, we jointly defined with our customers a family of high-performance digital image filtering circuits that facilitate the smoothing of edges as video images are stretched and resized. We have developed and sampled these to OEMs for incorporation into HDTV studio production systems. While sales of HDTV studio equipment have lagged behind market forecasts, we believe our products offer effective solutions to certain video image filtering problems in that equipment. We saw the beginnings of the deployment of HDTV studio equipment in fiscal 2006 and experienced increased sales into this segment. Furthermore, we believe we will benefit from the further deployment of such HDTV studio equipment in fiscal 2007.

As a result of our initial work on digital filtering and image resizing circuits, we identified secondary applications for this product technology. We found that the circuits were applicable to, and have been incorporated into, advanced medical imaging equipment, such as ultrasound and computer aided tomography (CAT) scanners, and digital cinema systems.

Products in Development

With the growing adoption of HDTV by the mass consumer marketplace, the need to deliver the high-definition content is paramount for service providers. Capturing, manipulating, and transporting high-definition video streams requires, among other end equipment, broadcast studio equipment capable of handling the large amounts of data associated with high-definition video. As one focus of our product development, we have identified the need to buffer and store this high-definition data as a potential product offering. To address this need, we introduced our first two devices in the video frame buffer product family, the LF3312 and LF3324. While we continue to sample these video buffer memories to potential customers, the relatively long design cycles of end equipment result in longer time to revenue.

Finally, our current development efforts are focused on adding members to the video buffer memory family, as we look to add devices with more features and density in the future.

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

Wafer Fabrication Technology

LOGIC Devices is a fabless manufacturer. We rely upon third-party foundry suppliers to produce processed wafers from mask patterns designed by us. Through these wafer suppliers, we have access to advanced high-speed, high-density complimentary metal oxide semiconductor (CMOS) process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication factory. Coupled with our structured custom design methodology and experience with high-speed circuit design, this CMOS technology has allowed us to produce products that offer high computational speeds, high reliability, high levels of circuit integration (complexity), and low power consumption.

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

Production, Assembly, and Test

Our production operations consist of functional and parametric testing, hot and cold testing, final inspection, quality inspection, and shipment. As is customary in the industry, high-volume assembly subcontractors in the Far East assemble our commercial grade devices. Thereafter, the assembled devices are returned to us for final testing and shipment to customers. We continue to test materials and products at various stages in the manufacturing process, utilizing automated test equipment.

We have historically maintained, and expect to continue to maintain, high levels of inventory. For some product types, we must purchase all of our anticipated inventory needs for the life of the product (often ten or more years) in a short period of time. Our high inventory levels heighten the risk of inventory obsolescence and write-offs.

Marketing, Sales, and Customers

We market our products worldwide to a broad range of customers through our own direct sales force, sales representative partners, and roughly 20 international electronics distributors. We concentrate our direct marketing efforts on high-performance segments of the medical imaging, broadcast equipment, and telecommunications markets, in applications where high speed is critical. Among our OEM customers are Texas Instruments, BAE Systems, Harmonic, GE Medical, Lockheed Martin, Qualcomm, and Raytheon. In the past, we have also utilized a domestic distributor though we did not during fiscal 2006.

International distributors purchase our products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, our distributors receive certain price protection and limited stock rotation rights. However, our distributors are required to simultaneously order an amount equal to or greater than any rotation items returned. During fiscal 2006, sales through international distributors accounted for approximately 38% of net revenues. During fiscal 2005 and 2004, we also had a domestic distributor, Jan Devices, Inc., which it terminated in May 2005. Sales to the international distributors and this domestic distributor accounted for approximately 68% and 66%, of net revenues for fiscal 2005 and 2004, respectively.

In fiscal 2006, no distributors comprised more than 10% of net revenues; however, Benchmark and BAE Systems comprised 23% and 12% of net revenues in fiscal 2006. In fiscal 2005, three international distributors, MCM Japan Ltd., Zwinz Technical Consulting, and 3D Industrial Electronics PTE, comprised approximately 12%, 11%, and 11% of net revenues, respectively. In fiscal 2004, Jan Devices, Inc. and MCM Japan Ltd. accounted for approximately 14% and 12% of net revenues, respectively.

Our distributors are not exclusive and they may also market products competitive with our products. We warrant our products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

International sales are conducted by sales representatives and distributors located throughout Europe and Asia. During fiscal 2006, 2005, and 2004, our export sales were approximately 40%, 62%, and 52% of net revenues, respectively (see Note 7 in "Notes to Financial Statements" contained in Item 8). Our international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for our products. Although our international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, we have not experienced any material difficulties resulting from these restrictions to date.

Backlog

As of December 2, 2006 and 2005, our backlog was approximately $838,200 and $517,700, respectively. This backlog includes all released purchase orders shippable within the following 12 months, including orders from distributors. Our backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, all orders on the backlog that are not "last-time buys" of obsolete products are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products. We produce catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The business for our catalog products, like the businesses of other companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. Our shipments are generally concentrated toward the end of the third month of each quarter, making it difficult to predict our revenues and results of operations for any fiscal period. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a good indicator of future revenues.

Research and Development

As we have not introduced sufficient new products in a few years, we view new product development as the most important factor affecting revenue growth; therefore, we continue our commitment to research and development. Research and development expenditures were 21%, 21%, and 31% of net revenues in fiscal 2006, 2005, and 2004, respectively. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Statements of Operations," contained in Items 6, 7, and 8, respectively.

Competition

The semiconductor industry is intensely competitive and characterized by rapid technological change and rates of product obsolescence, price erosion, periodic shortage of materials, variations in manufacturing yields and efficiencies, and increasing foreign competition. The industry includes many major domestic and international companies that have substantially greater financial, technical, manufacturing, and marketing resources than LOGIC. We face competition from other manufacturers of high-performance integrated circuits, many of which have advanced technological capabilities and internal wafer production capabilities. Our ability to compete in this rapidly evolving environment depends on elements both in and outside our control. These elements include our ability to develop new products in a timely manner, the cost effectiveness of our manufacturing, the acceptance of new products by customers, the speed at which customers incorporate our products into their systems, the continued access to advanced semiconductor foundries, the number and capabilities of our competitors, and general economic conditions. In the area of high-performance DSP circuits, we compete with Altera, Analog Devices, Fairchild Semiconductor, Intersil, Lucent Technologies, Texas Instruments, and Xilinx, among others. In the area of video memory, we compete with Averlogic and Oki.

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

Employees

As of September 30, 2006, we had 20 employees, consultants, and part-time employees, of which 18 were full-time employees. We have been careful to retain employees that are important to maintain our ongoing development efforts. Our ability to attract and retain qualified personnel is an important factor in our continued success. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

We have sustained substantial net losses during the four fiscal years prior to fiscal 2006. These net losses are attributable principally to delays in the television broadcast industry's transition to high definition digital broadcasting from current analog standards, a downturn in the semiconductor industry, and lack of new product introductions. Many factors will affect our ability to become profitable or sustain profitability, such as continued demand for our products by our customers, lack of price erosion, efficiency of our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage operating expenses.

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

Beginning in November 1998, the Federal Communications Commission directed that television broadcasters begin a transition from current analog broadcasts to HDTV broadcasts. All analog broadcasts were originally scheduled to cease by 2006, but this deadline has been moved to 2009.

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

Our California facility and some of our suppliers are located near earthquake faults that have experienced major earthquakes in the past. In addition, the risk of power shortages and outages in California has been widely reported. In the event of a major earthquake or other natural disaster near our facility or a sustained loss of power at our facility, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our suppliers could disrupt the operations of these suppliers, which could limit the supply of our products and harm our business.

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

Although we sustained substantial net losses during fiscal 2005, and 2004, our cash flows from operations were positive during these fiscal years, due to reductions in accounts receivable and inventory and our cost reduction efforts. However, these reductions are unlikely to continue indefinitely. Furthermore, significant investments, such as those made in fiscal 2005, could result in net cash outflows.

We rely upon cash reserves and available-for-sale securities to fund our operations. If these resources should be insufficient, we would be forced to obtain additional funding through debt or equity financing. If we are able to obtain debt financing, which is not assured, the terms of such financing are unknown, since we do not presently have a credit facility, and may be unfavorable to us. Similarly, there can be no assurance that we would be able to sell capital stock on favorable terms or at all and any such sales may adversely affect our existing shareholders.

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

Future revenue growth is dependent on market acceptance of new products, such as our newly introduced video frame buffer products, the LF3324 and LF3312, and the continued market acceptance of existing products. The success of these products is dependent on a variety of specific technical factors, including:

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

The lease for our sole facility will expire at the end of fiscal 2007.

The lease for our executive offices, research facilities, and warehouse expires September 30, 2007. We believe we will be able to either renew the lease or to find and move to an alternate acceptable location by the end of fiscal 2007. However, should we not be able to renew the lease or find alternate space on favorable financial or other terms, or at all, our operations would be interrupted. Further, any move to new facilities would also interrupt operations for a short period.

 ITEM 1B.    UNRESOLVED STAFF COMMENTS

We are not an accelerated filer as defined in SEC Rule 12b-2 so this Item is not applicable.

ITEM 2.    PROPERTIES

Our executive offices, as well as our inventories and principal research and design facilities, are located in approximately 15,400 square feet, in Sunnyvale, California, with a lease expiring on September 30, 2007. We believe that our facilities will be adequate to meet our reasonably foreseeable needs and, if necessary, that alternative facilities will be available on acceptable terms, so as to meet our requirements.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we receive demands from various parties asserting patent or other claims in the ordinary course of business. These demands are often not based on any specific knowledge of our products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact on us.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of fiscal 2006.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded under the symbol, LOGC, on The Nasdaq Capital Market. The following table sets forth, for the periods indicated, the high and low closing sale prices for our Common Stock, as reported by Nasdaq during the following calendar quarters:

Calendar Year	High	Low

2004
Fourth quarter	$1.55	$1.02

2005
First quarter	$1.65	$1.31
Second quarter	$1.50	$1.01
Third quarter	$1.40	$1.01
Fourth quarter	$1.20	$0.93

2006
First quarter	$1.40	$0.98
Second quarter	$1.70	$1.15
Third quarter	$2.72	$1.27

Holders

As of December 20, 2006, there were approximately 2,000 holders of record of our Common Stock.

Dividends

We have not paid any dividends on our Common Stock since our incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table represents the position of our equity compensation plans as of September 30, 2006:

Plan category

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	465,500	$1.509	431,500

Equity compensation plans not
approved by security holders	-	-	-

Total	465,500	$1.509	431,500

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

(Dollars in thousands, except per share amounts)

Fiscal Years Ended:
	September 30, 2006	September 30, 2005	September 30, 2004	September 28, 2003	September 29, 2002

Net revenues	$ 4,641	$ 3,509	$ 4,415	$ 5,009	$ 6,573
Research and development	$ 982	$ 730	$ 1,364	$ 1,785	$ 1,776
Net income (loss)	$ 129	$ (1,363)	$ (1,472)	$ (2,461)	$ (2,124)
Basic earnings (loss) per common share	$ 0.02	$ (0.20)	$ (0.22)	$ (0.37)	$ (0.31)
Basic weighted average common shares outstanding (000s)	6,754	6,750	6,715	6,652	6,850
Working capital	$ 7,897	$ 7,589	$ 9,583	$ 11,084	$ 13,674
Property and equipment, net	$ 1,101	$ 1,163	$ 862	$ 857	$ 931
Total assets	$ 9,717	$ 9,547	$ 10,836	$ 12,248	$ 14,927
Long-term liabilities	$ 20	$ 34	$ 41	$ 40	$ -
Shareholders' equity	$ 9,397	$ 9,238	$ 10,590	$ 11,943	$ 14,627

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

Overview

LOGIC is one of the smallest publicly traded semiconductor manufacturers. Since 1996, we have identified unique, proprietary products driven by our existing customer base. Production of proprietary products requires us to maintain advanced design automation tools and a number of people involved in product development. However, it enables us to focus our sales channels and limit the costs of those channels, and to compete in markets with pricing and delivery demands that are not as highly competitive as the markets for second source products. We primarily derive our revenues from the sale of semiconductor chips that perform high-speed DSP in video image filtering and digital communications applications.

Our focus on HDTV broadcasting products has had a significant impact on our financial results. We developed in fiscal 1998 and tested in 1999, products that were designed and incorporated into HDTV compatible studio systems. We anticipated increased revenues from the HDTV market starting in 1999, but the delays in the broadcast industry's transition to high-definition from analog signals (originally scheduled to be 2006 and currently scheduled to be completed by 2009) resulted in less revenues from these products than we anticipated. We saw the beginnings of the deployment of HDTV studio equipment in fiscal 2006 and experienced increased sales into this segment over the prior fiscal year. Furthermore, we believe we will benefit from the further deployment of such HDTV studio equipment in fiscal 2007.

Beginning in November 1998, the FCC directed that television broadcasters begin a transition from analog broadcasts to HDTV, which offers clearer pictures and better sound, with all analog broadcasts now scheduled to cease by 2009 (originally scheduled for 2006). Unfortunately, the broadcasters remain behind the schedules mandates.

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

As a result of a change in our fiscal year, our 2004 fiscal year included an additional four days.

Liquidity and Capital Resources

While producing a net income of $129,400 during fiscal 2006, our operations produced net cash of $977,600. During the year, we established additional inventory reserves of $1,036,900 and wrote-off $200,000 of capitalized test software, both of which reduced net income but not cash flows. In addition, LOGIC collected $45,000 from a property tax refund and had increases in its accrued payroll and vacation and other accrued expenses totaling $81,200 due to the timing of these expenses. Capital expenditures of $196,700 for fiscal 2006 were substantially less than fiscal 2005, which totaled $540,700.

Despite a loss of $1,362,900 for fiscal 2005, our operations produced net cash of $367,100, which is mainly the result of a reduction of inventories of $810,700, the collection of a sales tax refund of $47,600, and an increase in accounts payable of $69,800 at year-end. The increase in accounts payable was from the timing of purchases and invoices being received but not yet due at year-end. We maintain prompt payment terms with our vendors. The 28 percent decrease in our net cash balance from $1,788,900 in fiscal 2004 to $1,292,900 at September 30, 2005 was the result of a substantial increase in capital expenditures totaling $540,700 (including a one-time purchase of $437,500 of engineering design software) and capitalized software development costs of $333,400.

During fiscal 2004, our operations produced $292,500 of net cash, despite a $1,472,300 net loss. This was mainly from the net collection of accounts receivable of $114,600, reductions in inventories of $1.4 million, a decrease in prepaid expenses of $49,200, and an increase in accounts payable of $90,200 at year-end. Even though we maintain prompt payments to vendors, the accounts payable balance increased in fiscal 2004 compared to fiscal 2003, due to the invoices of some vendors being received during the last week of the fiscal year and not yet being due as of the end of the fiscal year. We also received $119,300 of cash from the exercise of common stock options. We used this and the cash from operations to fund capital purchases of $285,700 and capitalized software development costs of $143,300.

Our current working capital requirements are greatly reduced due to our past cost cutting. We believe that these cost cutting actions and our continued focus on higher-margin products should result in after-tax cash earnings being sufficient to support our working capital and capital expenditure requirements for the next 12 months. Based on the fact that, as of December 6, 2006, we hold approximately $1.7 million in cash reserves and available-for-sale securities and our cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

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

With continuing low revenue levels, management felt it necessary to also review our raw materials and work-in-process. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for potential excess materials. In fiscal 2006 and 2005, we increased our inventory reserve by $1,036,900 and $642,200, respectively, for potential excess materials. In addition, during fiscal 2006 and 2005, we scrapped inventory of $272,100 and $75,300, respectively. We believe our current reserve of $2,722,000 for inventory provides a reasonable estimate of the recoverability of inventories at the end of fiscal 2006.

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

Historically, due to customer order scheduling, up to 70% of our quarterly revenues were often shipped in the last month of the quarter, so a large portion of the shipments included in year-end accounts receivable were not yet due per our net 30-day terms. This results in year-end accounts receivable balances being at their highest point for the respective period.

Financing

While we will continue to evaluate future debt and equity financing opportunities, we believe the cost reductions implemented in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of December 6, 2006, we hold approximately $1.7  million in cash reserves and available-for-sale securities and our anticipated cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

Contractual Obligations

Below is a summary of fixed payments related to certain contractual obligations as of September 30, 2006. Payment timing may be subject to change.

Payments due by period:
	Total	Within 1 year	1-3 years	After 3 years

Operating leases:
Buildings	$ 246,600	$ 227,600	$ 19,000	$ -
Equipment	25,800	25,800	-	-

	$ 272,400	$ 253,400	$ 19,000	$ -

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Results of Operations

Fiscal Year Ended September 30, 2006 compared to Fiscal Year Ended September 30, 2005

Net revenues for fiscal 2006 increased 32 percent from $3,508,800 in fiscal 2005 to $4,640,600. These increases are due to increases in certain customers' order quantity rates and from certain customers returning to their past order quantity rates after a slowdown in fiscal 2005. In addition, we experienced a renewed interest in fiscal 2006 in military-grade products that had been previously written down to zero-value.

While net revenues increased 32 percent, cost of revenues decreased by 25 percent, from $2,861,600 in fiscal 2005 to $2,153,700 in fiscal 2006. This is the result of 26 percent of fiscal 2006 net revenues coming from items previously written down to zero-value compared to 12 percent in fiscal 2005, and the recognition of favorable standard cost variances from jobs in process at September 30, 2005 that were completed in the current year. This increase in profitability was partially offset by increases in the inventory reserve totaling $1,036,900. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for or write-down potential excess materials.

Recognizing the need to increase new product development, we expanded our research and development team, which resulted in a 34 percent increase in expenses, from $729,800 in fiscal 2005 to $981,700 in fiscal 2006. However, this amount remains within our goal of being between 20 to 25 percent of net revenues (21 percent in fiscal 2006).

Selling, general, and administrative expenses increased nine percent from $1,298,700 in fiscal 2005 to $1,421,900 in fiscal 2006. We are making various changes to our administrative and sales structure, which we believe will increase our visibility to customers, and in turn, increase revenues.

Interest income increased 103 percent from $18,600 in fiscal 2005 to $37,800 in fiscal 2006, mainly as a result of increases in our cash balances and investments in higher yield available-for-sale securities. Other income increased from $600 in fiscal 2005 to $9,100 in fiscal 2006, as a result of the sale of previously written-off fixed assets.

As a result of the foregoing, we had net income of $129,400 in fiscal 2006, compared to a net loss of $1,362,900 in fiscal 2005.

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

While net revenues decreased by 20 percent, cost of revenues increased three percent, from $2,773,600 in fiscal 2004 to $2,861,600 in fiscal 2005. As a result, our gross profit as a percentage of revenues decreased from 37 percent in fiscal 2004 to 18 percent in fiscal 2005. Gross profit declined as a result of a $642,200 increase to our inventory reserve, which is included in cost of revenues. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for or write-down potential excess materials.

While new product introductions are key to our future growth and success, decreasing revenues strained our research and development efforts. Research and development expenditures decreased from $1,363,900 in fiscal 2004 to $729,800 in fiscal 2005, resulting primarily from reductions in staffing that took place during fiscal 2004. As a percentage of revenues, this amount was closer to our goal of 20 to 25 percent (21 percent in fiscal 2005 compared to 31 percent in fiscal 2004).

We continued to control our spending by reducing SG&A expenses, while still supporting an adequate sales force to sell existing products and new product introductions. In fiscal 2005, our SG&A expenditures decreased 27 percent from $1,772,100 in fiscal 2004 to $1,298,700.

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

Inventories

We write down our inventories for lower of cost or market reserves, aged inventory reserves, and obsolescence reserves. As a result of production requirements and constraints, we are often required to estimate the sales expectations for the entire life cycle of a product (which can be ten or more years) and purchase materials upfront. If actual product demand or selling prices are less favorable than estimated, additional inventory write-downs may be required in the future. Conversely, if demand increases for product types that have been fully reserved, future margins may be higher.

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

Deferred Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits are subject to a valuation allowance when we are unable to conclude that our deferred income tax assets will more likely than not be realized from the results of operations. We have recorded a valuation allowance to reflect the estimated amount of deferred income tax assets that may not be realized. The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment.

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that we will not realize benefits of these deductible differences as of September 30, 2006. Accordingly, we have established a valuation allowance against our net deferred income tax assets as of September 30, 2006.

Impact of New Financial Accounting Standards

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to fiscal years ending after November 15, 2006 and early application in interim periods is encouraged. We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations, or cash flows.

In June 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50 percent likely of being realized upon ultimate settlement. Though we are currently evaluating the impact this statement will have on our financial statements, due to our net operating loss carryforward amounts, we do not believe the provisions will change our financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, (SFAS 154). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations, or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2007. We are currently evaluating the effect of SFAS 151 on our financial statements and related disclosures

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

   and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheet of LOGIC Devices Incorporated (the "Company") as of September 30, 2006 and 2005 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the three fiscal years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the three  fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Perry-Smith LLP

Sacramento, California

November 29, 2006

LOGIC Devices Incorporated

Balance Sheets

	September 30,	September 30,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$ 1,478,100	$ 1,292,900
Investment in available-for-sale securities	507,000	-
Accounts receivable	830,900	734,900
Inventories	5,239,700	5,626,400
Prepaid expenses	141,600	165,700
Property tax refund receivable	-	45,000
Total current assets	8,197,300	7,864,900

Property and equipment, net	1,100,700	1,163,400
Other assets, net	418,800	519,100

	$ 9,716,800	$ 9,547,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 146,900	$ 207,000
Accrued payroll, vacation, and bonuses	142,700	61,500
Accrued commissions	10,400	7,100
Total current liabilities	300,000	275,600

Deferred rent	19,700	33,800

Total liabilities	319,700	309,400

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,763,188 and 6,753,188 shares issued and outstanding	18,458,500	18,447,500
Additional paid-in capital	118,700	100,000
Accumulated deficit	(9,180,100)	(9,309,500)
Total shareholders' equity	9,397,100	9,238,000

	$ 9,716,800	$ 9,547,400

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Operations

	For the fiscal year ended:
	September 30,	September 30,	September 30,
	2006	2005	2004

Net revenues	$ 4,640,600	$ 3,508,800	$ 4,414,600

Cost of revenues	2,153,700	2,861,600	2,773,600

Gross margin	2,486,900	647,200	1,641,000

Operating expenses:
Research and development	981,700	729,800	1,363,900
Selling, general, and administrative	1,421,900	1,298,700	1,772,100
Total operating expenses	2,403,600	2,028,500	3,136,000

Operating income (loss)	83,300	(1,381,300)	(1,495,000)

Other income, net:
Interest income	(37,800)	(18,600)	(19,700)
Other income, net	(9,100)	(600)	(3,800)

Total other income	(46,900)	(19,200)	(23,500)

Income (loss) before provision for income taxes	130,200	(1,362,100)	(1,471,500)

Provision for income taxes	800	800	800

Net income (loss)	$ 129,400	$ (1,362,900)	$ (1,472,300)

Basic earnings (loss) per common share	$ 0.02	$ (0.20)	$ (0.22)

Basic weighted average common shares outstanding	6,754,021	6,749,855	6,715,480

Diluted earnings (loss) per common share	$ 0.02	$ (0.20)	$ (0.22)

Diluted weighted average common shares outstanding	6,794,789	6,749,855	6,715,480

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statement of Shareholders' Equity

			Additional Paid-in Capital
	Common Stock			Accumulated
	Shares	Amount		Deficit	Total

Balances, September 28, 2003	6,640,688	$ 18,317,200	$ 100,000	$ (6,474,300)	$ 11,942,900

Issuance of common stock on
exercise of stock options	102,500	119,300	-	-	119,300

Net loss	-	-	-	(1,472,300)	(1,472,300)

Balances, September 30, 2004	6,743,188	18,436,500	100,000	(7,946,600)	10,589,900

Issuance of common stock on
exercise of stock options	10,000	11,000	-	-	11,000

Net loss	-	-	-	(1,362,900)	(1,362,900)

Balances, September 30, 2005	6,753,188	18,447,500	100,000	(9,309,500)	9,238,000

Grants of stock options	-	-	18,700	-	18,700

Issuance of common stock on
exercise of stock options	10,000	11,000	-	-	11,000

Net income	-	-	-	129,400	129,400

Balances, September 30, 2006	6,763,188	$ 18,458,500	$ 118,700	$ (9,180,100)	$ 9,397,100

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Statements of Cash Flows

	For the fiscal year ended:
	September 30,	September 30,	September 30,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$ 129,400	$ (1,362,900)	$ (1,472,300)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	256,000	239,300	277,900
Issuance of common stock options	18,700	-	-
Allowance for doubtful accounts	-	-	(3,500)
Inventory reserve	1,036,900	642,200	(300)
Loss on disposal of capital equipment	3,500	-	600
Write-off of capitalized software development costs	200,000	-	-
Deferred rent	(14,100)	(6,700)	2,500
Change in operating assets and liabilities:
Accounts receivable	(96,000)	(5,900)	114,600
Inventories	(650,200)	810,700	1,431,900
Prepaid expenses	24,100	(22,600)	49,200
Property tax refund receivable	45,000	(45,000)	-
Sales tax refund receivable	-	47,600	(47,600)
Accounts payable	(60,100)	69,800	90,200
Accrued payroll, vacation and bonuses	81,200	9,000	(108,000)
Accrued commissions	3,300	(8,400)	(4,700)
Other accrued expenses	-	-	(38,000)
Net cash provided by operating activities	977,700	367,100	292,500

Cash flows from investing activities:
Purchases of available-for-sale securities	(507,000)	-	-
Capital expenditures	(196,700)	(540,700)	(285,700)
Other assets	(99,800)	(333,400)	(143,300)
Net cash used in investing activities	(803,500)	(874,100)	(429,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,000	11,000	119,300

Net increase (decrease) in cash and cash equivalents	185,200	(496,000)	(17,200)

Cash and cash equivalents, beginning of period	1,292,900	1,788,900	1,806,100

Cash and cash equivalents, end of period	$ 1,478,100	$ 1,292,900	$ 1,788,900

See accompanying summary of accounting policies and notes to financial statements.

LOGIC Devices Incorporated

Summary of Accounting Policies

The Company and Nature of Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company's products include high-speed digital signal processing chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 62 percent of the Company's net revenues in fiscal 2006 were derived from original equipment manufacturers, while sales through foreign distributors accounted for approximately 38 percent of net revenues. Approximately 61 percent of the Company's net revenues in fiscal 2006 were derived from North America and approximately 39 percent from foreign sales.

Fiscal Year

As a result of a change in our fiscal year, our 2004 fiscal year included four additional days.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable, and accounts payable approximate fair value because of the short maturity of these items.

Cash, Cash Equivalents, and Investments in Available-for-Sale Securities

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments that do not meet the definition of cash equivalents are classified as available-for-sale in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's available-for-sale securities consist of auction rate municipal notes with expiration dates through 2028. The interest is settled and the rate is reset every seven to 28 days.

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on its analysis of historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, the Company has not experienced significant losses related to receivables. At September 30, 2006 and 2005, the Company determined that no allowance for doubtful accounts was necessary.

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

Income Taxes

Deferred income tax assets and liabilities are recognized based on the temporary differences between the financial statement and income tax basis of assets, liabilities, and net operating loss and tax credit carryforwards using enacted tax rates. Valuation allowances are established for deferred tax assets to the extent of the likelihood that the deferred tax assets may not be realized.

Income (Loss) Per Common Share

Basic income (loss) per share is calculated by dividing net income or loss by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, no incremental shares would be issued because they are antidilutive. Stock options with exercise prices above the average market price during the period are also antidilutive.

For the fiscal year ended September 30, 2006, the Company had 40,767 dilutive shares as the weighted average market price for the Company's common stock during the fiscal year was $1.447. For the fiscal year ended September 30, 2005, there was no difference between basic and diluted loss per share, as there were no dilutive stock options.

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

Stock-based Compensation

The Company issues common stock options to its employees, certain consultants, and certain of its board members. Effective January 1, 2006, the Company adopted the provisions of FAS 123R, which requires the measurement of the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are provided in exchange for the award, known as the requisite service period (usually the vesting period). We have made the transition to FAS 123R using the modified prospective method. Under the modified prospective method, FAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of January 1, 2006 are being recognized over the period that the remaining requisite services are rendered. There were no unvested options as of January 1, 2006. Under this method of implementation, no restatement of prior periods has been made.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2006	2005	2004

Dividend yield	None	None	None
Expected volatility	61.3%	48.5%	78.0%
Risk-free interest rate	4.9%	4.1%	2.7%
Expected term (years)	4.0	3.0	3.0

The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical exercise behavior with respect to option grants.

Prior to the adoption of FAS 123 (R), the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, and followed the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation. For the fiscal year ended September 30, 2005, the pro forma disclosure was $24,100 of compensation expense, resulting in a pro forma net loss of $1,387,000. For the fiscal year ended September 30, 2004, the pro forma disclosure was $5,500 of compensation expense, resulting in a pro forma net loss of $1,477,800.

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

Impact of New Financial Accounting Standards

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to fiscal years ending after November 15, 2006 and early application in interim periods is encouraged. We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations, or cash flows.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50 percent likely of being realized upon ultimate settlement. Though we are currently evaluating the impact this statement will have on our financial statements, due to our net operating loss carryforward amounts, we do not believe the provisions will change our financial statements.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, (FAS 154). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our financial position, results of operations, or cash flows.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, (FAS 151). FAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, FAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. FAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2007. We are currently evaluating the effect of FAS 151 on our financial statements and related disclosures.

LOGIC Devices Incorporated

Notes to Financial Statements

1.       Inventories

A summary of inventories follows:

	September 30, 2006	September 30, 2005
Raw materials	$ 577,000	$ 776,400
Work-in-process	1,597,600	2,192,100
Finished goods	3,065,100	2,657,900
	$ 5,239,700	$ 5,626,400

2.       Property and Equipment

A summary of property and equipment follows:

	September 30, 2006	September 30, 2005
Equipment	$ 3,120,900	$ 3,034,400
Tooling costs	1,633,700	1,632,900
Leasehold improvements	168,300	168,300
	4,922,900	4,835,600
Less accumulated depreciation and amortization	3,822,200	3,672,200
	$ 1,100,700	$ 1,163,400

3.       Other Assets

A summary of other assets follows:

	September 30, 2006	September 30, 2005

Capitalized software, net of accumulated amortization of $2,342,500	$ 398,800	$ 498,400
Security deposits and other assets	20,000	20,700
	$ 418,800	$ 519,100

During fiscal 2006 and 2005, the Company capitalized test software development costs totaling $100,400 and $333,400, respectively, for products that are in the application development stage. There was no amortization expense related to capitalized software during fiscal 2006, 2005, and 2004; however, the Company wrote-off $200,000 of capitalized software development costs during fiscal 2006.

4.       Provision for Income Taxes

The provision for income taxes for fiscal 2006, 2005, and 2004 includes a current state expense of $800 for each year.

The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2006, 2005, and 2004, to the loss before taxes:

	2006	2005	2004
Federal income tax expense (benefit) at
statutory rate	$ 44,000	$ (463,000)	$ (500,300)
Tax credit carryforwards originated in current year	(29,900)	(23,100)	(92,000)
State tax expense (benefit) tax, net of federal
tax benefit	7,000	(79,800)	(90,500)
Adjustment of prior year net operating loss
carryforwards before valuation allowance	(258,900)	(168,600)	(301,000)
Valuation allowance	(38,400)	573,300	1,078,300
Other, net	277,000	162,100	(93,700)
Provision for income taxes	$ 800	$ 800	$ 800

Deferred tax assets and liabilities comprise the following:

	September 30, 2006	September 30, 2005
Deferred tax assets:
Net operating loss carryforwards	$ 4,240,900	$ 4,700,600
Reserves not currently deductible	1,166,100	807,600
Tax credit carryforwards	401,500	479,200
Other	195,700	127,800
Gross deferred tax assets	6,004,200	6,115,200
Deferred tax liabilities:
State tax benefit	(315,700)	(380,300)
Net deferred tax assets	5,688,500	5,726,900
Valuation allowance	(5,688,500)	(5,726,900)
Net deferred taxes	$ -	$ -

The valuation allowance decreased $38,400 from fiscal 2005 to fiscal 2006. This was the result of an increase in the net deferred tax assets, primarily reserves not currently deductible, partially offset by the decrease in net operating loss carryforwards (NOLs). Because the Company's management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

As of September 30, 2006, the Company has Federal and State NOLs totaling approximately $11,240,900 and $4,739,400, respectively, available to offset future taxable income. These NOLs expire at various times through 2025 and 2010, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $176,300 and $43,500, respectively, expiring at various times through 2024. The Company has state manufacturing tax credit carryforwards totaling approximately $181,600, which expires at various times through 2015.

5.       Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment under operating leases. The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense related to these operating leases was $386,200, $386,200, and $464,300 for fiscal 2006, 2005, and 2004, respectively.

A summary of future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

Operating Leases
Fiscal years ending:
September 30, 2007	$ 253,400
September 30, 2008	19,000
$ 272,400

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

6.       Share-Based Compensation

The Company issues common stock options to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant.

Per FAS 123R, the estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the statement of operations for the fiscal year ended September 30, 2006 related to stock options was $18,700 ($0.00 per share). The Company did not record income tax benefits related to the equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. The implementation of FAS 123R did not have a significant impact on cash flows from operations during the fiscal year ended September 30, 2006.

A summary of the changes in stock options outstanding under the equity-based compensation plans during the fiscal year ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at October 1, 2005	385,000	$ 1.593	2.96	$ -
Granted	125,500	$ 1.218
Exercised	(10,000)	$ 1.100		$ 11,100
Forfeited/Expired	(35,000)	$ 1.509

Outstanding at September 30, 2006	465,500	$ 1.509	3.56	$ 551,800

Exercisable at September 30, 2006	416,375	$ 1.537	2.82	$ 483,500

The weighted average grant date fair value of options granted during the fiscal year ended September 30, 2006 was $0.39.

A summary of nonvested shares at September 30, 2006 and changes during the fiscal year ended September 30, 2006 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares at October 1, 2005	-	-
Granted	125,500	$ 0.40
Vested	76,375	$ 0.34
Forfeited/Expired	-	-

Nonvested shares at September 30, 2006	49,125	$ 0.47

As of September 30, 2006, there was $14,200 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of three years. The total fair value of options vested during the fiscal year ended September 30, 2006 was $18,700. Cash received for stock option exercises during the fiscal year ended September 30, 2006 was $11,000.

7.       Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2006, two customers accounted for approximately 23 and 12 percent of net revenues, with accounts receivable of $59,900 and $359,400, respectively, as of September 30, 2006. For fiscal 2005, three customers accounted for approximately 12, 11, and 11 percent of net revenues, with accounts receivable of $65,200, $30,700, and $76,700, respectively, as of September 30, 2005. For fiscal 2004, two customers accounted for approximately 14 and 12 percent of net revenues, one of which was the Company's domestic distributor.

Five suppliers comprised 10 or more percent of the total inventory purchases in fiscal 2006 (42, 15, 15, 13, and 11 percent). Four suppliers each comprised 10 or more percent of the total inventory purchases in fiscal 2005 (44, 16, 15, and 10 percent). Three suppliers each comprised 10 or more percent of the total inventory purchases in fiscal 2004 (44, 30, and 11 percent).

Export Sales

The following table summarizes export sales information:

	2006	2005	2004
Western Europe	$ 1,170,200	$ 1,326,300	$ 1,535,000
Far East	622,700	803,100	706,300
Other	50,900	49,200	46,400
	$1,843,800	$ 2,178,600	$ 2,287,700

In fiscal 2006, no one country accounted for more than 10 percent of net revenues. In fiscal 2005, Japan, Austria (for Germany), and Singapore accounted for 12, 11, and 11 percent of net revenues, respectively. In fiscal 2004, Japan accounted for 12 percent of net revenues.

8.       Use of Estimates and Concentration of Credit Risks

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management estimates. These estimates are impacted, in part, by the following risks and uncertainties:

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents and available-for-sale securities with high quality financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution.

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

9.       Statements of Cash Flows

There was no interest paid during fiscal 2006, 2005 and 2004. The Company paid $800 each for income taxes during fiscal 2006, 2005, and 2004. There were no non-cash investing and financing activities for fiscal 2006, 2005 and 2004.

10.    401(k) Savings Plan

The Company adopted a 401(k) Savings Plan (the Plan) in September 2005. Employees are able to make voluntary contributions and the Company has the discretion to make matching contributions. The Plan covers all employees meeting certain age and service requirements. The Company funds expenses incurred in connection with the Plan. The Company made no matching contributions in fiscal 2006 and 2005.

11.    Results of Operations

While the Company did not experience an increase in revenues from new products, it had increased revenues from older products resulting from increases in certain customers' order quantity rates and from certain customers returning to their past order quantity rates after a slowdown in fiscal 2005. In addition, the Company experienced a renewed interest for military-grade products that have been previously written down to zero-value. In addition, the Company's gross margin as a percentage of revenues increased from 18 percent in fiscal 2005 to 54 percent in fiscal 2006. This is mainly a result of 26 percent of net revenues in fiscal 2006 being from items previously written down to zero-value, compared to 12 percent in fiscal 2005.

At September 30, 2006 and 2005, accounts receivable and inventories account for a large portion of the working capital and net assets of the Company, which are discussed more fully in Note 8.

Inventory levels are generally driven by actual customer orders and forecasted sales. During fiscal 2006, the Company reduced its net inventories by approximately $386,700, resulting in an ending balance of approximately $5.2 million at September 30, 2006. During fiscal 2005, the Company reduced its net inventories by approximately $1.4 million, resulting in an ending balance of approximately $5.6 million at September 30, 2006.

As discussed in the Summary of Accounting Policies, inventories are carried at the lower of cost or market. The Company believes inventories on hand at September 30, 2006 will be sold in the normal course of business, at amounts in excess of their carrying value. However, depending upon the level of demand, the period over which current inventories will be sold may exceed one year.

Quarterly Financial Data (Unaudited)

The following is a summary of unaudited results of operations (dollars in thousands, except per share data) for the fiscal years ended September 30, 2006 and 2005:

Fiscal Quarters Ended:
	12/31/05	03/31/06	06/30/06	09/30/06	Total
Net revenues	$ 1,101	$ 1,048	$ 1,217	$ 1,275	$ 4,641
Gross margin	$ 446	$ 573	$ 622	$ 846	$ 2,487
Income (loss) from operations	$ 3	$ (18)	$ 40	$ 58	$ 83
Income (loss) before income taxes	$ 10	$ (11)	$ 60	$ 71	$ 130
Net income (loss)	$ 9	$ (11)	$ 60	$ 71	$ 129
Basic income per share	$ 0.00	$ (0.00)	$ 0.01	$ 0.01	$ 0.02
Basic weighted average common shares	6,753	6,753	6,753	6,756	6,754

Fiscal Quarters Ended:
	12/31/04	03/31/05	06/30/05	09/30/05	Total
Net revenues	$ 1,001	$ 831	$ 662	$ 1,015	$ 3,509
Gross margin	$ 283	$ 468	$ 319	$ (423)	$ 647
Loss from operations	$ (252)	$ (77)	$ (239)	$ (813)	$ (1,381)
Loss before income taxes	$ (248)	$ (72)	$ (234)	$ (808)	$ (1,362)
Net loss	$ (248)	$ (72)	$ (234)	$ (809)	$ (1,363)
Basic loss per share	$ (0.04)	$ (0.01)	$ (0.03)	$ (0.12)	$ (0.20)
Basic weighted average common shares	6,743	6,750	6,753	6,753	6,750

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2006, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the final quarter of our fiscal year ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference from our proxy statement for our 2007 Annual Meeting, expected to be filed with the SEC on or about January 30, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our proxy statement for our 2007 Annual Meeting, expected to be filed with the SEC on or about January 30, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from our proxy statement for our 2007 Annual Meeting, expected to be filed with the SEC on or about January 30, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our proxy statement for our 2007 Annual Meeting, expected to be filed with the SEC on or about January 30, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from our proxy statement for our 2007 Annual Meeting, expected to be filed with the SEC on or about January 30, 2007.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:
(1)

The Company's Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear at pages 24 to 38 of this report; see Index to Financial Statements and Financial Statement Schedules at page 23 of this report.

	(2)	The Financial Statement Schedule (Schedule II) appears on page 41.
	(3)	The Index to Exhibits appears at page 43 of this report.

Schedule II - Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (write-offs)	Balance at end of period
Allowance for doubtful accounts
2006	$ -	$ -	$ -	$ -
2005	$ -	$ -	$ -	$ -
2004	$ 3,500	$ -	$ 3,500	$ -
Inventory reserve
2006	$ 1,685,100	$ 1,036,900	$ -	$ 2,722,000
2005	$ 1,042,900	$ 642,200	$ -	$ 1,685,100
2004	$ 1,043,200	$ 250,000	$ (250,300)	$ 1,042,900

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 6, 2006	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 6, 2006
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	December 6, 2006
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 6, 2006
/s/ Albert Morrison, Jr. Albert Morrison Jr.	Director	December 6, 2006
/s/ Brian P. Cardozo Brian P. Cardozo	Director	December 6, 2006
/s/ Steven R. Settles Steven R. Settles	Director	December 6, 2006

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.1] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Rights Agreement, dated April 30, 1997. [1] (5)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
23.1	Consent letter of Perry-Smith LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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