Form 10-Q
period 2006-12-31
LOGIC DEVICES INC
filed 2007-01-26
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

December 31, 2006

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On January 25, 2007, 6,795,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	December 31,	September 30,
	2006	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 627,500	$ 1,478,100
Investment in available-for-sale securities	1,019,500	507,000
Accounts receivable	872,000	830,900
Inventories	5,394,600	5,239,700
Prepaid expenses and other current assets	214,900	141,600
Total current assets	8,128,500	8,197,300

Property and equipment, net	1,149,300	1,100,700
Other assets, net	470,200	418,800

	$ 9,748,000	$ 9,716,800

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 71,900	$ 146,900
Accrued payroll and vacation	131,400	142,700
Accrued commissions	6,300	10,400
Other accrued expenses	24,700	-
Total current liabilities	234,300	300,000

Deferred rent	14,700	19,700

Total liabilities	249,000	319,700

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized
6,793,188 and 6,763,188 shares issued and outstanding	18,505,900	18,458,500
Additional paid-in capital	118,700	118,700
Accumulated deficit	(9,125,600)	(9,180,100)
Total shareholders' equity	9,499,000	9,397,100

	$ 9,748,000	$ 9,716,800

See accompanying Notes to Condensed Financial Statements.

Condensed Income Statements

(unaudited)

	For the fiscal quarter ended:
	December 31,	December 31,
	2006	2005

Net revenues	$ 1,362,400	$ 1,100,800

Cost of revenues	657,000	654,500

Gross margin	705,400	446,300

Operating expenses:
Research and development	343,000	139,500
Selling, general, and administrative	327,200	303,700
Total operating expenses	670,200	443,200

Income from operations	35,200	3,100

Interest and other income, net	19,300	6,600

Income before provision for income taxes	54,500	9,700

Provision for income taxes	-	800

Net income	$ 54,500	$ 8,900

Basic earnings per common share	$ 0.01	$ -

Diluted earnings per common share	$ 0.01	$ -

Basic weighted average common shares outstanding	6,773,188	6,753,188

Diluted weighted average common shares outstanding	6,956,059	6,753,188

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the fiscal quarter ended:
	December 31,	December 31,
	2006	2005

Cash flows from operating activities:
Net income	$ 54,500	$ 8,900
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	70,200	64,300
Inventory reserve	357,100	50,000
Loss on disposal of capital equipment	-	1,200
AMT Deferred tax asset	(50,000)	-
Deferred rent	(5,000)	(3,600)
Change in operating assets and liabilities:
Accounts receivable	(41,100)	(91,800)
Inventories	(512,000)	327,400
Prepaid expenses and other current assets	(73,300)	(58,200)
Accounts payable	(75,000)	(150,000)
Accrued payroll and vacation	(11,300)	24,100
Accrued commissions	(4,100)	100
Other accrued expenses	24,700	27,100
Net cash (used in) provided by operating activities	(265,300)	199,500

Cash flows from investing activities:
Purchases of available-for-sale securities	(512,500)	-
Capital expenditures	(118,800)	(7,600)
Other assets	(11,400)	(80,400)
Net cash used in investing activities	(632,700)	(88,000)

Cash flows from financing activities:
Exercise of former director stock options	47,400	-

Net (decrease) increase in cash and cash equivalents	(850,600)	111,500

Cash and cash equivalents, beginning of period	1,478,100	1,292,900

Cash and cash equivalents, end of period	$ 627,500	$ 1,404,400

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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2006 and 2005, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended December 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2007.

2.	Inventories
A summary of inventories follows:
		December 31, 2006	September 30, 2006
	Raw materials	$ 983,500	$ 577,000
	Work-in-process	1,305,000	1,597,600
	Finished goods	3,106,100	3,065,100
		$ 5,394,600	$ 5,239,700

3.	Shareholders' Equity

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

Prior to the adoption of FAS 123 (R), the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Per FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, the Company must provide disclosure of the effect on net loss and net loss per common share had the Company applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation as of December 31, 2005. There is no pro forma disclosure for the fiscal quarter ended December 31, 2005 as no stock options were granted and no additional previously granted stock options vested during the quarter.

4.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, no incremental shares would be issued because they are antidilutive. Stock options with exercise prices above the average market price during the period are also antidilutive.

For the quarter ended December 31, 2006, the Company had 182,871 dilutive common shares as the weighted average price of the Company's common stock during the quarter was $2.86. No stock options were included in the computation of diluted earnings per share for the fiscal quarter ended December 31, 2005 because the exercise price of all the stock options were greater than the weighted average market price of the common shares. The weighted average exercise price of excluded options was $1.59 at December 31, 2005.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A - Risk Factors" in the Annual Report on Form 10-K for the Company's fiscal year ended September 30, 2006 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations Revenues

The Company's net revenues for the fiscal quarter ended December 31, 2006 increased by $261,600 or 24% compared to the same period of fiscal 2006. This increase is due to a strong contribution from a digital cinema customer, which is expected to continue. The Company's interest and other income, net, increased by $12,700 or 192% compared to the same period of fiscal 2006, mainly a result of earnings from its investments in available-for-sale securities, which increased from zero at December 31, 2005 to $1,019,500 at December 31, 2006.

Expenses

The cost of revenues increased by $2,500 for the fiscal 2007 quarter, or less than 1% compared to the same period of fiscal 2006. While net revenues increased, the cost of revenues was similar. While the Company sold some items at higher margins, this was partially offset by an increase to the inventory reserve of $357,100.

Research and development (R&D) expenditures for the fiscal quarter ended December 31, 2006 increased by $203,500 or 146% compared to the same period of fiscal 2006. This increase was mainly the result of an increase in staffing. While this is a significant increase in dollars, as a percentage of net revenues, R&D remains within the Company's goal of 20% to 25% of net revenues. New product development remains the primary focus for the Company.

Selling, general, and administrative expenditures for the fiscal quarter ended December 31, 2006 increased by $23,500 or 8% compared to the same period of fiscal 2006. This increase was the result of a new sales structure implemented in late fiscal 2006.

As a result of the increase in net revenues partially offset by increases in operating expenses, the Company had net income of $54,500 in the fiscal quarter ended December 31, 2006, which represents an improvement of $45,600 from the same period of fiscal 2006.

Liquidity and Capital Resources Cash Flows

Although the Company had a net income of $54,500 for the fiscal quarter ended December 31, 2006, it used net cash of $215,300 for operations during the quarter, mainly the result of purchasing $489,000 of raw materials. The Company used $512,500 and $118,800 for the purchases of available-for-sales securities and capital expenditures, respectively.

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

During fiscal 2006, the Company reduced its inventory by 7%, or $386,700. While the Company increased its inventories slightly through purchases of wafers in the quarter ended December 31, 2006, the Company expects to continue its efforts to reduce inventory during the remainder of fiscal 2007 and in future periods. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve (approximately 36% of total gross inventories) provides a reasonable estimate of the recoverability of inventories. The Company also takes inventory write-downs for obsolete and slow-moving items when deemed necessary. In the quarter ended December 31, 2006, 16% of the Company's net revenues were from items previously written down to zero compared to 18% of net revenues for the same period in fiscal 2006.

Financing

While we will continue to evaluate future debt and equity financing opportunities, we believe the cost reductions implemented in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of January 25, 2007, we hold approximately $1.5 million in cash reserves and available-for-sale securities and our anticipated cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

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

In June 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50 percent likely of being realized upon ultimate settlement. This guidance will apply to fiscal years beginning after December 15, 2006. Though we are currently evaluating the impact this statement will have on our financial statements, due to our net operating loss carryforward amounts, we do not believe the provisions will change our financial statements

.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Based upon an evaluation as of December 31, 2006, the Company's President and Chief Financial Officer both concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
There are no material changes to the risk factors disclosed in the Form 10-K filed for the fiscal year ended September 30, 2006.
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
LOGIC Devices Incorporated (Registrant)
Date: January 26, 2007	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer
Date: January 26, 2007	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer and Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.1] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Rights Agreement, dated April 30, 1997. [1] (5)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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