Form 10-K/A
period 2006-09-30
LOGIC DEVICES INC
filed 2007-01-31
CIK 802851

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for LOGIC Devices Incorporated. This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The definitive proxy statement was not filed within 120 days of our fiscal year ended September 30, 2006 and are therefore amending and restating the following items contained herein in their entirety.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the directors and executive officers of the Company as January 30, 2007:

Nominee	Age	Years with Company	Position(s) held with the Company

Howard L. Farkas	82	24	Chairman of the Board
Brian P. Cardozo	48	4	Director
Albert Morrison Jr.	70	24	Director
Steven R. Settles	48	2	Director
William J. Volz	59	24	Director and President
Kimiko Milheim	36	7	Chief Financial Officer
Adesh Sidhu	42	1	Vice President of Worldwide Sales

HOWARD L. FARKAS has been a director since our inception. Mr. Farkas is President of Farkas Group, Inc., a company that provides management services to various business interests. He is the sole owner and managing broker of Windsor Gardens Realty, Inc., a residential real estate brokerage company, which he co-founded in 1964. He serves as director for Synthetech, Inc., a public chemical research and manufacturing company whose products are used extensively in new drug research; for Northwestern Engineering Company; and for a number of oil and gas exploration and development companies.

BRIAN P. CARDOZO joined our Board of Directors in 2003. Mr. Cardozo holds a B.S.C. from Santa Clara University, an M.B.A. in accounting from Saint Louis University, and an M.B.A. in finance from Saint Louis University. Since May 2000, Mr. Cardozo has been owner and operator of a Harley-Davidson dealership. He was an Audit and Financial Services Partner of BDO Seidman LLP and Audit Partner-in-Charge of the San Jose, California office of BDO Seidman LLP until October 2000. Mr. Cardozo was a founding partner in Meredith Cardozo Lanz & Chiu LLP, a regional public accounting firm that merged into BDO Seidman LLP in October 1999. In addition to his years of public accounting experience, he has industry experience with a local Fortune 500 company, Amdahl, working in the areas of corporate budgeting, corporate reporting, financial policies and procedures, and SEC reporting. Mr. Cardozo has specialized in servicing high technology, software, manufacturing, distribution, and other industries, ranging from start-ups to large multi-national enterprises. He has provided emerging growth companies with advice ranging from introductions to traditional financial sources, accounting system consulting, potential financial employee referrals, and merger and acquisition assistance. He is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants, and the Association for Corporate Growth.

ALBERT MORRISON JR. has served one of our directors since 1983. He is Chairman Emeritus of Morrison Brown Argiz & Farra LLP, a certified public accounting firm in Miami, Florida from 1969 to 2003. He is a member of the Board of Directors of Heico Corporation, a member of the Board of Directors for Florida International University, and Chairman of the Miami-Dade County Industrial Development Authority.

STEVEN R. SETTLES joined our Board of Directors in 2005 and is a private investor and managing partner of Dawg Investment Fund LLP, which was formed in 2000 to invest in both public and private companies. Along with partners, he owns Intuition Development Holdings (IDH), a private firm which provides information systems and services to corporate and government clients. He is a Board Member of IDH and its subsidiaries. Prior to 1993, he was Director of Strategic Planning at Barnett Banks, Inc. He holds an M.B.A. degree from The Wharton School, University of Pennsylvania and a B.B.A. from the University of Georgia.

WILLIAM J. VOLZ is one of our founders and has been a director since our inception. Mr. Volz has been President and principal executive officer since December 1987. He served as our Vice President of Engineering from August 1983 to December 1987.

KIMIKO MILHEIM is our Chief Financial Officer and Secretary. She joined us in November 1999 (served as a consultant during a brief period of fiscal 2004 before returning as an employee). Ms. Milheim is a Certified Public Accountant, with an M.B.A. degree from the University of California, Irvine. Prior to joining us, she was General Accounting Manager at ArthroCare Corporation, an Audit Manager at BDO Seidman, LLP, and an In-Charge Accountant with the Officer of the California State Auditor.

ADESH SIDHU joined us in July 2006 as the Vice President of Worldwide Sales. Mr. Sidhu brings over 12 years of semiconductor industry experience. Most recently, he held positions with Altera Corporation, as a Senior Marketing Manger, and Texas Instruments, as a Distribution Sales Manager. Mr. Sidhu holds a B.S.E.E. from the California State University, Fresno and an M.B.A. from Santa Clara University.

The Board of Directors has a standing Audit Committee, which currently consists of Brian P. Cardozo, Howard L. Farkas, Albert Morrison Jr., and Steven R. Settles.  The Audit Committee reviews the auditing, accounting, financial reporting, and internal control functions and selects our independent auditors. All of the committee members are independent as determined under applicable Nasdaq and SEC rules and are able to read and understand fundamental financial statements, and Messrs. Cardozo, Farkas, and Morrison qualify as "Audit Committee Financial Experts" as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) during fiscal 2006 and Form 5 and amendments thereto furnished to us with respect to fiscal 2006, we are not aware of any directors, officers, or beneficial owners of more than 10% of the shares of the Common Stock who failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal year, except as previously reported by us and except that Messrs. Morrison, Cardozo, Farkas, and Volz each filed a Form 4 late (one transaction each), Ms. Milheim file a Form 4 late (one transaction reported), Mr. Sidhu filed a Form 4 late (two transactions reported), and Mr. Settles filed four Form 4s late (11 transactions reported).

Code of Business Ethics

The Company had adopted a Code of Business Ethics that applies to its directors and officers. The full text of the Code of Business Ethnics is published on the Company's website at www.logicdevices.com under the captions, "Company Information - About LOGIC - Code of Ethics." The Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Business Ethics on this website within five business days following the date of such amendment or waiver.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid during fiscal 2006, 2005, and 2004 to our Named Executive Officers, which are the officers whose salary and bonus aggregated at least $100,000 during the fiscal year:

		Annual Compensation		Long-term Compensation Awards (No. of Shares Underlying Options)
Name and Position	Year	Salary ($) [1]	Bonus ($)

William J. Volz, President	2006	171,300	-	-
	2005	171,300	-	-
	2004	171,300	-	-

Kimiko Milheim, Chief Financial Officer and Secretary [2]	2006	125,000	-	15,000
	2005	125,000	-	-
	2004	102,950	-	-

(1) In fiscal 2004, we changed our fiscal year to a calendar year ended September 30, 2004.

(2) Ms. Milheim acted as a consultant during part of fiscal 2004 before rejoining as an employee. The "Salary" figure for fiscal 2004 includes consulting fees of $34,950.

Employment Agreements and Stock Options

We do not have an employment or severance agreement with our Executive Officers.

Option Grants and Exercises

Option Grants. The following table sets forth the options granted in the fiscal year ended September 30, 2006 to the Named Executive Officers:

Name	Number of Options Granted [1]	% of Total Options Granted to Employees in Fiscal 2006 [2]	Exercise Price ($/sh)	Expiration Date (s)	Total Present Value as of Grant Date ($)
					5% ($)	10% ($)

William J. Volz	-	-	-	-	-	-

Kimiko Milheim	15,000	23%	1.27	07/27/2016	11,980	30,361

(1) The options vest in four equal installments on the grant date and on the first, second, and third anniversaries of the grant date.

(2) Percentages do not take into account options granted to non-employee directors of the Company.

Option Exercises and Year-End Holdings. No executive officers exercised options during fiscal 2006. The following table sets forth information with respect to options held at September 30, 2006 by the Named Executive Officers:

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at 09/30/2006		Value of Unexercised In-the-Money Options at 09/30/2006 ($) (3)
			(1)	(2)	(1)	(2)

William J. Volz	-	-	-	-	-	-

Kimiko Milheim	-	-	3,750	11,250	5,212	15,637

(1) Exercisable at September 30, 2006.

(2) Not exercisable at September 30, 2006.

(3) Based on the closing price per share of Common Stock as reported on the Nasdaq Capital Market on September 30, 2006 ($2.66).

Compensation of Directors

Non-employee directors did not receive any cash compensation during fiscal 2006 for either their services as directors or for their services on the various Board committees.

Under our Amended and Restated 1998 Director Stock Incentive Plan, each non-employee director who is elected or re-elected to serve on the Board receives an automatic annual grant of an option to purchase 15,000 shares of Common Stock, coinciding with the date of the Annual Meeting of Shareholders at which they are elected or re-elected. Each of these options has an exercise price per share equal to the closing fair market value of our Common Stock on the automatic grant date, and has a maximum term of five years. Each option is immediately exercisable for all 15,000 shares.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of January 30, 2007 (except as described below) by:

•         each of our directors;

•         Named Executive Officers, if any (a Named Executive Officer is defined as an officer whose total annual salary and bonus   aggregated $100,000 or more during the recent fiscal year);

•         all individuals who served as directors or executive officers at fiscal year-end as a group;

•         each director nominee; and

•         each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act of 1934, as amended) who is   known by us to beneficially own more than 5% of our Common Stock.

	Shares Beneficially Owned (1)
Directors, Officers and 5% Shareholders	Shares	Percent (2)

Directors:
Howard L. Farkas (3) (4)	235,000	3.4%
William J. Volz	726,857	10.7%
Albert Morrison Jr. (5)	100,877	1.5%
Brian P. Cardozo (6)	45,000	0.7%
Steven R. Settles (7)	470,847	6.9%
Named Executive Officer:
Kimiko Milheim (8)	3,750	0.0%
All Directors and executive officers as a group (seven persons)(9)	1,589,331	22.6%
5% Shareholders:
Steven J. Revenig, Trustee of the Farkas Trusts (10)	624,305	9.2%
1873 S. Bellaire St., Ste. 1000 Denver, CO 80222

(1)

Assumes the exercise of any warrants or options held by such person that are exercisable as of January 30, 2007 or within 60 days thereafter, but not the exercise of any other person's warrants or options.

(2)	Assumes 6,795,438 shares of Common Stock outstanding as of January 30, 2007.
(3)	Mr. Farkas disclaims any beneficial share ownership of the shares held by Mr. Revenig, as trustee of the Farkas Trusts.
(4)	Includes 190,000 shares held directly and options to purchase 45,000 shares of Common Stock.
(5)	Includes 877 shares held directly and options to purchase 100,000 shares of Common Stock.
(6)	Includes options to purchase 45,000 shares of Common Stock.
(7)	Includes 440,847 shares held directly and options to purchase 30,000 shares of Common Stock.
(8)	Includes options to purchase 3,750 shares of Common Stock.
(9)	Includes options to purchase 226,250 shares of Common Stock.
(10)	Consists of 14 irrevocable trusts administered by Mr. Revenig, an independent trustee, the beneficiaries of which consist of Mr. Farkas and members of his family.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of our last fiscal year, we have engaged in no transactions or series of similar transactions with any of our officers, directors, or principal shareholders, or, to our knowledge, with any of their affiliates in which the amount involved exceeded $60,000. Also, no such transactions are currently contemplated.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Perry-Smith for the fiscal years ended September 30, 2006 and 2005, are as follows:

Audit Fees

Fees paid to Perry-Smith LLP for the audit of the Company's annual financial statements included in the registrant's reports on Form 10-K and review of the financial statements included in the registrant's reports on Form 10-Q were $75,500 and $71,900 for fiscal 2006 and 2005, respectively.

Tax Fees

Fees paid to Perry-Smith LLP for services rendered for preparation of the Company's federal and state income tax returns, tax compliance, and tax advice were $10,700 and $10,500 for fiscal 2006 and 2005, respectively.

All Other Fees

There were no additional fees paid or payable to Perry-Smith LLP for any other services provided during fiscal 2006 or 2005.

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
The Index to Exhibits appears at page 9 of this report.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: January 31, 2007	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer
By: /s/ Kimiko Milheim
Kimiko Milheim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.1] (1)
10.1	Real Estate lease regarding Registrant's Sunnyvale facilities. [10.2] (2)
10.2	LOGIC Devices Incorporated 1996 Stock Incentive Plan. [99.1] (3)
10.3	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Rights Agreement, dated April 30, 1997. [1] (5)
10.5	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
23.1	Consent letter of Perry-Smith LLP. [23.1] (7)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Filed with this report.
[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, as filed with the SEC on January 26, 2005.
(2)	Annual Report on Form 10-K for the fiscal year ended September 29, 2002, as filed with the SEC on December 10, 2002.
(3)	Registration Statement on Form S-8, as filed with the SEC on August 17, 1997 [Registration No. 333-32819].
(4)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 12, 2004.
(5)	Registration Statement on Form 8-A, as filed with the SEC on May 5, 1997 [Registration No. 000-17187].
(6)	Annual Report on Form 10-K for the transition period January 1, 1998 to October 3, 1999, as filed with the SEC on January 13, 1999.
(7)	Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as originally filed with the SEC on December 7, 2006.