Form 10-Q
period 2007-03-31
LOGIC DEVICES INC
filed 2007-05-15
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2007

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On May 15, 2007, 6,799,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	March 31,	September 30,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 568,600	$ 1,478,100
Investments in available-for-sale securities	1,032,900	507,000
Accounts receivable	1,026,400	830,900
Inventories	5,318,400	5,239,700
Prepaid expenses and other current assets	241,100	141,600
Total current assets	8,187,400	8,197,300

Property and equipment, net	1,114,500	1,100,700
Other assets, net	497,400	418,800

	$ 9,799,300	$ 9,716,800

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 106,300	$ 146,900
Accrued payroll and vacation	101,000	142,700
Accrued commissions and other accrued expenses	20,700	10,400
Total current liabilities	228,000	300,000

Deferred rent	9,800	19,700

Total liabilities	237,800	319,700

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized
6,795,438 and 6,763,188 shares issued and outstanding	18,508,800	18,458,500
Additional paid-in capital	137,500	118,700
Accumulated deficit	(9,084,800)	(9,180,100)
Total shareholders' equity	9,561,500	9,397,100

	$ 9,799,300	$ 9,716,800

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarter ended:
	March 31,	March 31,
	2007	2006

Net revenues	$ 1,258,500	$ 1,048,100

Cost of revenues	480,700	475,000

Gross margin	777,800	573,100

Operating expenses:
Research and development	338,700	213,400
Selling, general, and administrative	415,000	377,400
Total operating expenses	753,700	590,800

Income (loss) from operations	24,100	(17,700)

Interest and other income, net	17,500	6,300

Income (loss) before provision for income taxes	41,600	(11,400)

Provision for income taxes	800	-

Net income (loss)	$ 40,800	$ (11,400)

Basic earnings (loss) per common share	$ 0.01	$ (0.00)

Diluted earnings (loss) per common share	$ 0.01	$ (0.00)

Basic weighted average common shares outstanding	6,795,438	6,753,188

Diluted weighted average common shares outstanding	6,929,311	6,753,188

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the six months ended:
	March 31,	March 31,
	2007	2006

Net revenues	$ 2,620,900	$ 2,148,100

Cost of revenues	1,137,700	1,129,500

Gross margin	1,483,200	1,019,400

Operating expenses:
Research and development	681,700	352,900
Selling, general, and administrative	742,200	681,100
Total operating expenses	1,423,900	1,034,000

Income (loss) from operations	59,300	(14,600)

Interest and other income, net	36,800	12,900

Income (loss) before provision for income taxes	96,100	(1,700)

Provision for income taxes	800	800

Net income (loss)	$ 95,300	$ (2,500)

Basic earnings (loss) per common share	$ 0.01	$ (0.00)

Diluted earnings (loss) per common share	$ 0.01	$ (0.00)

Basic weighted average common shares outstanding	6,791,813	6,753,188

Diluted weighted average common shares outstanding	6,972,890	6,753,188

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended:
	March 31,	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$ 95,300	$ (2,500)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation	156,600	126,300
Inventory reserve	310,800	250,000
Loss on disposal of capital equipment	-	3,500
AMT deferred tax asset	(77,200)	-
Deferred rent	(9,900)	(7,100)
Stock-based compensation	18,800	14,000
Change in operating assets and liabilities:
Accounts receivable	(195,500)	92,000
Inventories	(389,500)	335,500
Prepaid expenses and other current assets	(99,500)	(68,700)
Accounts payable	(40,600)	(175,700)
Accrued payroll and vacation	(41,700)	9,200
Accrued commissions and other accrued expenses	10,300	4,900
Net cash (used in) provided by operating activities	(262,100)	581,400

Cash flows from investing activities:
Purchases of available-for-sale securities	(525,900)	-
Capital expenditures	(170,400)	(95,100)
Other assets	(1,400)	(91,100)
Net cash used in investing activities	(697,700)	(186,200)

Cash flows from financing activities:
Exercise of former director stock options	47,400	-
Exercise of employee stock options	2,900	-
Net cash provided by financing activities	50,300	-

Net (decrease) increase in cash and cash equivalents	(909,500)	395,200

Cash and cash equivalents, beginning of period	1,478,100	1,292,900

Cash and cash equivalents, end of period	$ 568,600	$ 1,688,100

See accompanying Notes to Condensed Financial Statements.

LOGIC Devices Incorporated

Notes to Condensed Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2006 and 2005, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2007.

2.	Inventories
A summary of inventories follows:
		March 31, 2007	September 30, 2006
	Raw materials	$ 938,500	$ 577,000
	Work-in-process	1,276,100	1,597,600
	Finished goods	3,103,800	3,065,100
		$ 5,318,400	$ 5,239,700

3.	Shareholders' Equity

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

For the quarter and six months ended March 31, 2007, the Company had 133,873 and 181,077 dilutive common shares as the weighted average price of the Company's common stock during the quarter and six months was $2.25 and $2.74. No stock options were included in the computation of diluted loss per share for the quarter and six months ended March 31, 2006 because the Company incurred a net loss in those periods.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A - Risk Factors" in the Annual Report on Form 10-K for the Company's fiscal year ended September 30, 2006 and in any Quarterly Report on Form 10-Q for a prior quarter in the Company's fiscal year ending September 30, 2007 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations Revenues

The Company's net revenues for the quarter and six-month period ended March 31, 2007 increased by $210,400 or 20% and $472,800 or 22%, respectively, compared to the same periods of fiscal 2006. The increase in both the quarter and six-month period is due to a strong contribution from a digital cinema customer, which is expected to continue. The Company's interest and other income, net, for the quarter and six-month period of fiscal 2007 increased by $11,100 or 176% and $23,800 or 185%, respectively, compared to the same periods of fiscal 2006. This increase was mainly a result of earnings from investments in available-for-sale securities, which increased from zero at March 31, 2006 to $1,032,900 at March 31, 2007.

Expenses

The cost of revenues for the quarter and six-month period ended March 31, 2007 were similar compared with the same periods of fiscal 2006, with slight increases of $5,700 or 1% for the quarterly period and $8,200 or 1.0% for the six-month period. With the net revenues increasing and the cost of revenues remaining relatively constant in absolute dollars, the gross margin increased for the 2007 quarter and six-month period by $204,700 or 36% and $463,800 or 46%, respectively, compared to the same periods of fiscal 2006. These results were obtained while still increasing inventory reserves by $310,800 during fiscal 2007.

Research and development expenditures for the quarter and six-month period ended March 31, 2007 increased by $125,300 or 59% and $328,800 or 93%, respectively, compared to the same periods of fiscal 2006. These increases were the result of staffing additions as the Company continues its primary focus on new product development and the retooling of product lines to new wafer foundry sources.

Selling, general, and administrative (SG&A) expenditures for the quarter and six-month period ended March 31, 2007 increased by $37,600 or 10% and $61,100 or 9%, respectively, compared to the same periods of fiscal 2006. This is mainly the result of expensing certain prepaid expenses whose useful life had expired in the normal course of business.

As a result of the increase in net revenues partially offset by increases in operating expenses, the Company had net income of $40,800 and $95,300 in the quarter and six-month period ended March 31, 2007, respectively, which represents an improvement of $52,200 and $97,800, respectively, from the same periods of fiscal 2006.

Liquidity and Capital Resources Cash Flows

While the Company had a net income of $95,300 for the six months ended March 31, 2007, it used net cash of $262,100 for operations during the period, mainly the result of net purchases of $389,500 of inventory. The Company used $525,900 and $170,400 for the purchase of available-for-sale securities and capital expenditures, respectively. The Company used $77,200 to pay alternative minimum tax and received $50,300 from the exercise of previously issued common stock options during the six-month period.

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

Working Capital

Historically, due to order scheduling by our customers, up to 80% of the Company's quarterly revenues are often shipped in the last month of the fiscal quarter, so a large portion of the shipments included in quarter-end accounts receivable are not yet due per the Company's net 30-day terms. As a result, quarter-end accounts receivable balances are often at their highest point for the respective period, but are normally collected within the 30-day terms. The Company collected $524,000 of its March 31, 2007 balance within the first 20 days of April.

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

During fiscal 2006, the Company reduced its inventory by 7%, or $386,700. While the Company increased its inventory levels slightly during the first six months of fiscal 2007, it expects to continue its efforts to reduce inventory during the remainder of fiscal 2007 and in future periods. The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve (approximately 36% of total gross inventories) provides a reasonable estimate of the recoverability of inventories. The Company also takes physical inventory write-downs for obsolete and slow-moving items when deemed necessary.

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

Based upon an evaluation as of March 31, 2007, the Company's President and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's lease expires September 30, 2007, which will require the Company to move its headquarters to a new facility. This move may cause a disruption of the Company's operations, which could have an adverse impact on the financial condition of the Company. The Company is in active negotiations for another facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders

At 9:00 a.m. on March 8, 2007, the Company held its Annual Meeting of Shareholders at its headquarters, located at 395 West Java Drive, Sunnyvale, California 94089. There were 5,608,447 shares present or represented by proxy at the meeting, representing a quorum. There were three items of business to be voted on during the meeting.

The first item of business was a vote to amend the Company's Bylaws to decrease the minimum number of directors required on the Board of Directors to four from five and to decrease the maximum number of directors allowed on the Board of Directors to seven from nine. This item obtained 5,585,566 votes FOR, 12,796 votes AGAINST, and 10,085 votes to ABSTAIN. As the number of votes FOR represented a majority of the outstanding shares entitled to vote and the number of votes AGAINST did not equal more than 16-2/3 percent of the outstanding shares entitled to vote, this proposal passed and the Bylaws were amended as such.

The second item of business was the election of directors. Shareholders are permitted to vote cumulatively in the election of directors, which allows each shareholder to cast a number of votes equal to the number of directors to be elected multiplied by the number of shares owned, and to distribute such votes among the candidates in such proportion as such shareholder may determine. In order to vote cumulatively, a shareholder must give notice of this intention by proxy or at the meeting. The votes for each nominee, listed alphabetically, are as set forth in the following table:

	FOR	WITHHELD
Brian P. Cardozo	5,600,247	6,800
Howard L. Farkas	5,600,247	7,200
Steven R. Settles	5,600,247	7,200
William J. Volz	5,600,247	6,800
As a result of the vote, all nominees were elected as directors at the meeting.
The final item of business was a vote to amend the 1996 Stock Incentive Plan to extend the expiration date of such plan by one year. As this item did not obtain enough FOR votes, it did not pass.
Item 5.	Other Information
Not applicable.
Item 6.	Exhibits
The Index to Exhibits appears as Page 14 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LOGIC Devices Incorporated (Registrant)
Date: May 15, 2007	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer
Date: May 15, 2007	By: /s/ John Merlesena John Merlesena Acting Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)
3.2	Bylaws, as amended and restated effective March 8, 2007.
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [10.2] (2)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.3	Rights Agreement, dated April 30, 1997. [1] (5)
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (6)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Acting Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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