Form 10-Q
period 2007-06-30
LOGIC DEVICES INC
filed 2007-08-09
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2007

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

Yes            No    X

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On August 8, 2007, 6,812,938 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	June 30,	September 30,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 984,900	$ 1,478,100
Investments in available-for-sale securities	1,046,800	507,000
Accounts receivable	771,000	830,900
Inventories	4,175,600	5,239,700
Prepaid expenses and other current assets	285,400	141,600
Total current assets	7,263,700	8,197,300

Property and equipment, net	1,059,600	1,100,700
Other assets, net	41,100	418,800

	$ 8,364,400	$ 9,716,800

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 46,300	$ 146,900
Accrued payroll and vacation	146,700	142,700
Accrued commissions and other accrued expenses	27,900	10,400
Total current liabilities	220,900	300,000

Deferred rent	4,900	19,700

Total liabilities	225,800	319,700

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A; 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized
6,799,188 and 6,763,188 shares issued and outstanding	18,513,500	18,458,500
Additional paid-in capital	137,500	118,700
Accumulated deficit	(10,512,400)	(9,180,100)
Total shareholders' equity	8,138,600	9,397,100

	$ 8,364,400	$ 9,716,800

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarter ended:
	June 30,	June 30,
	2007	2006

Net revenues	$ 1,106,800	$ 1,216,400

Cost of revenues	1,409,800	594,300

Gross margin	(303,000)	622,100

Operating expenses:
Research and development	706,200	267,200
Selling, general, and administrative	437,600	314,500
Total operating expenses	1,143,800	581,700

(Loss) income from operations	(1,446,800)	40,400

Interest and other income, net	19,200	19,700

(Loss) income before provision for income taxes	(1,427,600)	60,100

Provision for income taxes	-	-

Net (loss) income	$ (1,427,600)	$ 60,100

Basic (loss) earnings per common share	$ (0.21)	$ 0.01

Diluted (loss) earnings per common share	$ (0.21)	$ 0.01

Basic weighted average common shares outstanding	6,797,938	6,753,188

Diluted weighted average common shares outstanding	6,797,938	6,781,282

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the nine months ended:
	June 30,	June 30,
	2007	2006

Net revenues	$ 3,727,700	$ 3,365,300

Cost of revenues	2,547,500	1,723,800

Gross margin	1,180,200	1,641,500

Operating expenses:
Research and development	1,387,900	620,100
Selling, general, and administrative	1,179,800	995,600
Total operating expenses	2,567,700	1,615,700

(Loss) income from operations	(1,387,500)	25,800

Interest and other income, net	56,000	32,600

(Loss) income before provision for income taxes	(1,331,500)	58,400

Provision for income taxes	800	800

Net (loss) income	$(1,332,300)	$ 57,600

Basic (loss) earnings per common share	$ (0.19)	$ 0.01

Diluted (loss) earnings per common share	$ (0.19)	$ 0.01

Basic weighted average common shares outstanding	6,793,855	6,753,188

Diluted weighted average common shares outstanding	6,793,855	6,767,226

See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended:
	June 30,	June 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$ (1,332,300)	$ 57,600
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	240,700	189,700
Provision for inventory write-downs and reserves	1,085,800	570,000
Write-off of capitalized software development costs	400,200	200,000
Loss on disposal of capital equipment	-	3,500
Deferred rent	(14,800)	(10,600)
Stock-based compensation	18,800	14,000
Change in operating assets and liabilities:
Accounts receivable	59,900	111,100
Inventories	(21,700)	(142,900)
Prepaid expenses and other current assets	(143,800)	(900)
Accounts payable	(100,600)	(145,500)
Accrued payroll and vacation	4,000	45,000
Accrued commissions and other accrued expenses	17,500	500
Net cash provided by operating activities	213,700	891,500

Cash flows from investing activities:
Purchases of available-for-sale securities	(539,800)	-
Capital expenditures	(199,600)	(137,900)
Other assets	(22,500)	(97,200)
Net cash used in investing activities	(761,900)	(235,100)

Cash flows from financing activities:
Exercise of former director stock options	47,400	-
Exercise of employee stock options	7.600	-
Net cash provided by financing activities	55,000	-

Net (decrease) increase in cash and cash equivalents	(493,200)	656,400

Cash and cash equivalents, beginning of period	1,478,100	1,292,900

Cash and cash equivalents, end of period	$ 984,900	$ 1,949,300

See accompanying Notes to Condensed Financial Statements.

LOGIC Devices Incorporated

Notes to Condensed Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of LOGIC Devices Incorporated ("the Company") for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2006 and 2005, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2007.

2.	Inventories
A summary of inventories follows:
		June 30, 2007	September 30, 2006
	Raw materials	$ 807,200	$ 577,000
	Work-in-process	1,253,600	1,597,600
	Finished goods	2,114,800	3,065,100
		$ 4,175,600	$ 5,239,700

The Company used $785,900 of its inventory reserve to write off raw materials and work-in-process at June 30, 2007. Based on slowing sales, the Company performed additional analysis of its raw materials and work-in-process, which resulted in an additional provision for inventory obsolescence of $434,100 and an inventory write-off of $340,900 during the quarter ended June 30, 2007.

3.	Other Assets

As of June 30, 2007, the Company determined its capitalized test software development costs were fully impaired, per Financial Accounting Standards Board ("FASB") Statement No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Company wrote off the balance of $400,200.

4.	Shareholders' Equity

The Company issues common stock options to its employees, certain consultants, and certain of its board members. Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company elected to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the prior interim periods and fiscal year do not reflect any adjusted amounts.

5.	Earnings Per Share

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

No stock options were included in the computation of diluted loss per share for the quarter and nine months ended June 30, 2007 because the Company incurred a net loss in those periods. For the quarter and nine months ended June 30, 2006, the Company had 28,094 and 14,038 dilutive common shares as the weighted average price of the Company's common stock during the quarter and nine months was $1.33 and $1.22.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A - Risk Factors" in the Annual Report on Form 10-K for the Company's fiscal year ended September 30, 2006 and in any Quarterly Report on Form 10-Q for a prior quarter in the Company's fiscal year ending September 30, 2007, including this Quarterly Report on Form 10-Q, and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations Revenues

In comparison to the same periods of fiscal 2006, the Company's net revenues for the quarter ended June 30, 2007 decreased by $109,600 or 9%, while its net revenues for the nine months ended June 30, 2007 increased $362,400 or 11%. The increase in nine-month period is due to a strong contribution from a digital cinema customer, which is expected to continue, while the decrease for the quarter was the result of a decline in foreign sales.

Expenses

The cost of revenues for the quarter and nine-month period ended June 30, 2007 increased by $815,500 and $823,700, respectively, compared to the same periods of fiscal 2006. This increase mainly resulted from the declining sales of items previously written-down to zero in periods of fiscal 2007 compared to fiscal 2006 and increased write-downs of inventory for obsolescence during fiscal 2007. During the first six months of fiscal 2007, the Company increased its inventory reserve by $310,800 based on its standard inventory analyses. Recognizing its declining sales, the Company provided additional reserves of $434,100 for inventory obsolescence and wrote-off $340,900 of raw materials and work-in-process identified as obsolete directly against cost of revenues for the quarter ended June 30, 2007. During the quarter and nine-month period ended June 30, 2006, the Company had increased is inventory reserve by $320,000 and $570,000, respectively, based on its standard inventory analyses.

Research and development expenditures for the quarter and nine-month period ended June 30, 2007 increased by $439,000 and $767,800, respectively, compared to the same periods of fiscal 2006. These increases were due in part to the write-off of the remaining balance of $400,200 of capitalized test software development costs during the quarter ended June 30, 2007. The increase in the nine-month period was also the result of staffing additions as the Company continues its primary focus on new product development and the retooling of product lines to new wafer foundry sources.

Selling, general, and administrative expenditures for the quarter and nine-month period ended June 30, 2007 increased by $123,100 or 39% and $184,200 or 18%, respectively, compared to the same periods of fiscal 2006. This is mainly the result of expensing certain prepaid expenses whose useful life had expired in the normal course of business and increased accounting and legal fees in fiscal 2007.

As a result of the decrease in revenues, increase in cost of revenues, and inventory write-down, the Company had a net loss for the quarter and nine-month period ended June 30, 2007 of $1,427,600 and $1,332,300, respectively, compared to a net income of $60,100 and $57,600, respectively, for the same periods of fiscal 2006.

Liquidity and Capital Resources Cash Flows

While the Company had a net loss of $1,332,300 for the nine months ended June 30, 2007, it produced net cash of $213,700 from operations during the period, mainly from the collection of accounts receivable. During this 2007 period, the Company wrote off or established additional reserves for inventory of $1,085,800 and wrote-off $400,200 of capitalized test software, both of which increased the net loss but did not affect cash flows. The Company used $539,800 and $199,600 for the purchase of available-for-sale securities and capital expenditures, respectively. The Company received $55,000 from the exercise of previously issued common stock options during the nine-month period.

During the nine-month period ended June 30, 2006, the Company produced net cash of $891,500 from operations while having a net income of $57,600. During the 2006 period, the Company established additional inventory reserves of $570,000 and wrote-off $200,000 of capitalized test software, both of which reduced net income but not cash flows. The Company had net collections of $111,100 of accounts receivable, while it used $142,900 to produce inventory and $145,500 to reduce accounts payable. The Company also used $137,900 on capital expenditures and $97,200 on the development of capitalized test software.

Working Capital

Historically, due to order scheduling by customers, up to 80% of the Company's quarterly revenues are often shipped in the last month of the fiscal quarter, so a large portion of the shipments included in quarter-end accounts receivable are not yet due per the Company's net 30-day terms. As a result, quarter-end accounts receivable balances are often at their highest point for the respective period, but are normally collected within the 30-day terms.

Investment in inventories has been significant and will continue to be significant in the future. However, during the past few years, the Company has been able to reduce its levels of inventories as it shifts from more competitive second source products to proprietary sole source products. The Company seeks to further streamline its inventories as it continues to shift to sole source proprietary products. Although high levels of inventory impact liquidity, the Company believes these costs are a less costly alternative to owning a wafer fabrication facility.

The Company establishes reserves through periodic reviews of inventory on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand than it has sold or expects to sell, the Company provides a reserve. The Company believes its current reserve (approximately 39% of total gross inventories) provides a reasonable estimate of the recoverability of inventories. The Company also takes physical inventory write-downs for obsolete and slow-moving items when deemed necessary. During the nine months ended June 30, 2007, the Company decreased its gross inventories by $1.1 million, with $305,900 being written-off as obsolete and the remaining $799,200 being from the sales of existing inventory.

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

Based upon an evaluation as of June 30, 2007, the Company's President and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings

From time to time, the Company receives demands from various parties asserting patent or other claims in the ordinary course of business. These demands are often not based on any specific knowledge of Company products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact on us.

Item 1A.	Risk Factors

The Company's lease expires September 30, 2007, which will require the Company to move its headquarters to a new facility. The Company has signed a new facility lease and expects to move into it effective September 1, 2007, which may cause a disruption of its operations that could have an adverse impact on the financial condition of the Company.

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
LOGIC Devices Incorporated (Registrant)
Date: August 9, 2007	By: /s/ William J. Volz William J. Volz President and Principal Executive Officer
Date: August 9, 2007	By: /s/ John Merlesena John Merlesena Acting Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Acting Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, as filed with the SEC on January 26, 2005.
(2)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 15, 2007.
(3)	Current Report on Form 8-K, as filed with the SEC on August 9, 2007.
(4)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 12, 2004.
(5)	Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.