Form 10-K
period 2007-09-30
LOGIC DEVICES INC
filed 2007-12-21
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2007

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period ______ to ______

Commission File Number

0-17187

LOGIC DEVICES INCORPORATED

(Exact name of registrant as specified in its charter)

California	94-2893789
(State of Incorporation	(I.R.S. Employer Identification No,)

1375 Geneva Drive, Sunnyvale, CA 94089

(Address of principal executive offices, including Zip Code)

(408) 542-5400

(Registrant's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act

Common Stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ] CHECK IF APPLICABLE

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [   ]  No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of March 31, 2007, the last day of the registrant's most recently completed second quarter: $9,241,800.

As of December 21, 2007, the Registrant had 6,814,438 shares of its common stock issued and outstanding.

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

Our products are used in the broadcast, medical, military and consumer electronics markets. Our products address storage and digital signal processing (DSP) requirements that involve high-performance arithmetic computation. We focus on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. We seek to provide related groups of circuits that original equipment manufacturers (OEMs) incorporate into high-performance electronic systems.

We rely on third-party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given LOGIC design, from which finished products are then assembled. Our strategy is to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility, by outsourcing wafer processing to third-party foundry specialists to take advantage of their expertise. See "Business - Background." We currently have two primary wafer suppliers. We continue to explore additional foundry relationships to reduce our dependence on any single wafer foundry.

We market our products worldwide through a combination of a direct sales force, sales representatives, and 20 international distributors. In fiscal 2007, approximately 27 percent of net revenues were from distributors. We adjust our sales structure to address appropriate market requirements. We include the following as some of our customers: Texas Instruments, BAE Systems, Harmonic, GE Medical, Lockheed Martin, Qualcomm, and Raytheon. Fiscal 2007 net revenues derived from foreign sales approximate 33 percent.

LOGIC Devices was incorporated under the laws of the State of California in April 1983. Our headquarters are located at 1375 Geneva Drive, Sunnyvale, California 94089, and our telephone number is 408-542-5400.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.logicdevices.com, as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission.

Background

Continuing advances in fabricating semiconductors are driving a global revolution in electronics. With these ongoing advances, the ability to economically compute, communicate, and control seems to be limited only by the creativity required to implement ever more complex electronic systems. It is increasingly common to implement entire electronic systems on a single small sliver of silicon. The challenges to the industry have increasingly turned toward innovative product definition, timely product development, technical customer support, and heavy capital investments in advanced semiconductor wafer fabrication facilities. The rapid advances in chip fabrication technology have resulted in a specialization of skills within the industry. In addition to the specialization of materials processing skills required to fabricate semiconductor wafers, the industry increasingly requires and values system architecture development, interoperability standards, signal processing algorithms, and circuit design expertise as essential skills for developing financially successful products. Many opportunities have thus emerged for semiconductor companies that focus on product definition, advanced design techniques, and technical application support, and that rely on third parties for wafer fabrication. We focus our resources on defining and developing high-performance integrated circuit components for growing markets, which require demanding computational throughput.

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

Markets and Product Development Strategies

We have historically derived a significant portion of our revenues from sales to television broadcast equipment manufacturers and to defense contractors providing systems that perform computationally intensive image processing. Our products were among the first to provide economical, high-speed, yet low power, computational solutions for common image manipulation and storage problems encountered in implementing these systems. Applications of our products also overlap into medical diagnostic imaging equipment, digital cinema systems, and in-flight entertainment systems. In the late 1990's, we jointly defined with our customers, a family of digital image filtering applications that address the filtering requirements of HDTV studio production systems. Sales of these systems lagged market forecasts as a result of repeated delays in the conversion to HDTV. As a result, the magnitude of our sales of these products was affected. Sales that we had expected to generate over a five-year period have extended at a slower rate for over a ten-year period.

As a result of our work on high-speed, low power image processing circuits that are very computationally demanding, we have developed expertise in circuit design and implementation that is not readily available to many OEMs, and within the semiconductor industry, only available within some of the very largest companies which, due to their size, are compelled to pursue very large markets. Our capabilities and size provide opportunities to service technically-demanding industrial and military markets that are not serviced by those larger companies.

The same advances in semiconductor technology that have enabled the advancements in high definition broadcast video production and distribution have driven a rapid increase in the ability to transmit vast amounts of data. Communications in all forms with increasing portability and bandwidth are proliferating worldwide. Much of this new communication capability will be utilized to transport video streams. We believe that many opportunities exist to utilize our capabilities in low power, high speed computation and storage to address the requirements of these communications and video systems. The convergence of communications and ubiquitous image processing is an opportunity that is well suited to our capabilities and far exceeds our abilities to address completely.

We seek to identify markets that require the application our expertise; that are stable, long-lived markets that are not extremely cost-sensitive; that offer potential for substantial revenue growth; and that are not served by larger competitors with substantially more resources. Currently the semiconductor industry is challenged by several factors. First, the cost of developing high complexity products is escalating nearly as fast as the capability of the technology itself is increasing. Second, the disciplines required to develop complex, systems-on-chips (SOCs) requires a rapidly increasing breadth of technical skills. Consumer-related products are experiencing ever shrinking life cycles as new products are quickly supplanted by even newer products.

To identify market opportunities, we attempt to obtain substantial input from our existing customers in defining new products. We seek to identify new product opportunities that leverage our technical strengths. Lastly, we seek the markets for such products that can provide increasing revenue opportunities without exceeding our capital resources. In the near term, we believe products that leverage our high-speed memory capabilities fit these criteria for both our exiting video customer base and for additional communications applications. Large SOCs are increasingly dominated by high speed memory. Currently, most SOCs are internally 70 percent or more embedded memory. Projections anticipate that embedded memory will comprise in excess of 90 percent of future SOCs. Consequently, our capabilities are a key foothold for leveraging into many applications. Combined with our experience in image manipulation, a rapidly growing area, and communications, also growing very dynamically, our opportunities are only limited by our ability to execute product development. Worldwide, there is a critical shortage of skills in this area and a company's success generally depends on its ability to both develop and hire skilled personnel. In that regard, we recognize the need to continue to increase the technical skill levels of our technical team and have worked to build internally as well as hire increasingly stronger experts. And consequently, much of our market directions are established by the capabilities of our core team.

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

Production, Assembly, and Test

Our production operations consist of functional and parametric testing, hot and cold testing, final inspection, quality inspection, and shipment. As is customary in the industry, high-volume assembly subcontractors assemble our devices. Thereafter, the assembled devices are returned to us for final testing and shipment to customers. We continue to test materials and products at various stages in the manufacturing process, utilizing automated test equipment.

We have historically maintained, and expect to continue to maintain, high levels of inventory. For some product types, we must purchase all of our anticipated inventory needs for the life of the product (often ten or more years) in a short period of time. Our high inventory levels heighten the risk of inventory obsolescence and write-offs.

Marketing, Sales, and Customers

We market our products worldwide to a broad range of customers through our own direct sales force, sales representative partners, and 20 international electronics distributors. We concentrate our direct marketing efforts on high-performance segments of the medical imaging, broadcast equipment, and telecommunications markets, in applications where high speed is critical. Among our OEM customers are Texas Instruments, BAE Systems, Harmonic, GE Medical, Lockheed Martin, Qualcomm, and Raytheon.

International distributors purchase our products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, our distributors receive certain price protection and limited stock rotation rights. However, our distributors are required to simultaneously order an amount equal to or greater than any rotation items returned. During fiscal 2007 and 2006, sales through international distributors accounted for approximately 27% and 38% of net revenues, respectively. During fiscal 2005, we also had a domestic distributor, Jan Devices, Inc., which we terminated in May 2005. Sales to the international distributors and this domestic distributor accounted for approximately 68% of net revenues for fiscal 2005.

In fiscal 2007 and 2006, no distributors generated more than 10% of net revenues; however, Benchmark (manufacturer for Texas Instruments) comprised 43% and 23% of net revenues in fiscal 2007 and 2006, respectively. In addition, BAE Systems comprised 12% of net revenues in fiscal 2006. In fiscal 2005, three international distributors, MCM Japan Ltd., Zwinz Technical Consulting, and 3D Industrial Electronics PTE, comprised approximately 12%, 11%, and 11% of net revenues, respectively.

Our distributors are not exclusive and they may also market products competitive with our products. We warrant our products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

International sales are conducted by sales representatives and distributors located throughout Europe and Asia. During fiscal 2007, 2006, and 2005, our export sales were approximately 33%, 40%, and 62% of net revenues, respectively (see Note 7 in "Notes to Financial Statements" contained in Item 8). Our international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for our products. Although our international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, we have not experienced any material difficulties resulting from these restrictions to date.

Backlog

As of December 2, 2007 and 2006, our backlog was approximately $147,000 and $838,200, respectively. This backlog includes all released purchase orders shippable within the following 12 months, including orders from distributors. Our backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, all orders on the backlog that are not "last-time buys" of obsolete products are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products. We produce catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The business for our catalog products, like the businesses of other companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. Our shipments are generally concentrated toward the end of the third month of each quarter, making it difficult to predict our revenues and results of operations for any fiscal period. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a good indicator of future revenues.

Research and Development

As we have not introduced sufficient new products in a few years, we view new product development as the most important factor affecting revenue growth; therefore, we continue our commitment to research and development. Research and development expenditures were 38%, 21%, 21% of net revenues in fiscal 2007, 2006, and 2005, respectively. However, the fiscal 2007 figure includes a write-off of $400,200 of capitalized software development costs.  See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Statements of Operations," contained in Items 6, 7, and 8, respectively.

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

Employees

As of September 30, 2007, we had 21 employees, consultants, and part-time employees, of which 20 were full-time employees. We have been careful to retain employees that are important to maintain our ongoing development efforts. Our ability to attract and retain qualified personnel is an important factor in our continued success. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

We have sustained substantial net losses during the past five fiscal years, other than fiscal 2006. These net losses are attributable principally to delays in the television broadcast industry's transition to high definition digital broadcasting from current analog standards, a downturn in the semiconductor industry, and lack of new product introductions. Many factors will affect our ability to become profitable or sustain profitability, such as continued demand for our products by our customers, lack of price erosion, efficiency of our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage operating expenses.

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

Our primary silicon wafer supplier and assembly subcontractors are located outside the United States. Financial difficulties, government actions or restrictions, prolonged work stoppages, or any other difficulties experienced by our suppliers could harm future operating results.

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

Item 1B. UNRESOLVED STAFF COMMENTS

This items is not applicable as we are not an accelerated filer as defined in Exchange Act Rule 12b-2.

Item 2. PROPERTIES

Our executive offices, as well as our inventories and research and development facilities, are located in approximately 17,200 square feet, in Sunnyvale, California, with a lease expiring August 31, 2014. We believe our facilities will be adequate to meet our reasonably foreseeable needs and, if necessary, alternative facilities will be available on acceptable terms, so as to meet our requirements.

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

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of fiscal 2007.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades under the ticker symbol, LOGC, on The Nasdaq Capital Market. The following tables sets forth, for the period indicated, the high and low closing sales prices for our Common Stock, as reported by Nasdaq during the following calendar quarters:

Calendar Year	High	Low

2005
Fourth quarter	$1.20	$0.93

2006
First quarter	$1.40	$0.98
Second quarter	$1.70	$1.15
Third quarter	$2.72	$1.27
Fourth quarter	$3.02	$2.12

2007
First quarter	$2.77	$1.85
Second quarter	$2.34	$1.76
Third quarter	$3.18	$1.92

Holders

As of December 21, 2007, there were approximately 1,900 holders of record of our Common Stock.

Dividends

We have not paid any dividends on our Common Stock since our incorporation

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the position of our equity compensation plans as of September 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by
security holders	290,500	$1.623	165,000

Equity compensation plans not approved
by security holders	-		-
Total	290,500	$1.623	165,000

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

(In thousands, except per share amounts)

		Fiscal Years Ended:
	September 30,	September 30,	September 30,	September 30,	September 28,
	2007	2006	2005	2004	2003

Net revenues	$4,686	$4,641	$3,509	$4,415	$5,009

Research and development	$1,812	$982	$730	$1,364	$1,785

Net (loss) income	$(1,488)	$129	$(1,363)	$(1,472)	$(2,461)

Basic (loss) earnings per
common share	$(0.22)	$0.02	$(0.20)	$(0.22)	$(0.37)

Basic weighted-average
common shares outstanding	6,797	6,754	6,750	6,715	6,652

Working capital	$6,957	$7,897	$7,589	$9,583	$11,084

Property and equipment, net	$1,039	$1,101	$1,163	$862	$857

Total assets	$8,263	$9,717	$9,547	$10,836	$12,248

Shareholders' equity	$8,016	$9,397	$9,238	$10,590	$11,943

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

Our products are used in the broadcast, medical, military and consumer electronics markets. Our products address storage and digital signal processing (DSP) requirements that involve high-performance arithmetic computation. We focus on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. We seek to provide related groups of circuits that original equipment manufacturers (OEMs) incorporate into high-performance electronic systems.

Liquidity and Capital Resources

Despite having a net loss of $1,487,700 for fiscal 2007, our operations produced net cash of $272,600. During fiscal 2007, we wrote-off $555,600 of inventories, $400,200 of capitalized test software, and $142,600 of property and equipment no longer in use, all of which increased the net loss but did not affect cash flows from operations. During the year, we also increased our inventory valuation allowance by $402,700, while writing off $1,551,000 of inventories against this valuation allowance. We also continue to purchase additional available-for-sale securities as a means to increase the return on our cash and cash equivalents balances, with purchases of $554,900 in fiscal 2007. Capital expenditures of $391,100 included leasehold improvements for our new facilities into which we moved on September 1, 2007.

While producing a net income of $129,400 during fiscal 2006, our operations produced net cash of $977,700. During the year, we increased the inventory valuation allowance by $1,036,900 and wrote-off $200,000 of capitalized test software, both of which reduced net income but not cash flows. In addition, LOGIC collected $45,000 from a property tax refund and had increases in its accrued payroll and vacation and other accrued expenses totaling $81,200 due to the timing of these expenses. Capital expenditures of $196,700 for fiscal 2006 were substantially less than fiscal 2005, which totaled $540,700.

Despite a net loss of $1,362,900 for fiscal 2005, our operations produced net cash of $367,100, which is mainly the result of a reduction of inventories of $810,700, the collection of a sales tax refund of $47,600, and an increase in accounts payable of $69,800 at year-end. The increase in accounts payable was from the timing of purchases and invoices being received but not yet due at year-end. We maintain prompt payment terms with our vendors. The 28 percent decrease in our net cash balance from $1,788,900 in fiscal 2004 to $1,292,900 at September 30, 2005 was the result of a substantial increase in capital expenditures totaling $540,700 (including a one-time purchase of $437,500 of engineering design software) and capitalized software development costs of $333,400.

Our current working capital requirements are greatly reduced due to our past cost cutting. We believe that these cost cutting actions and our continued focus on higher-margin products should result in after-tax cash earnings being sufficient to support our working capital and capital expenditure requirements for the next 12 months. Based on the fact that, as of December 21, 2007, we hold approximately $1.9 million in cash reserves and available-for-sale securities and our cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

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

Periodically, we review inventory to determine recoverability of items on-hand using the lower-of-cost-or-market (LOCOM) and excess methods. We group and evaluate our products based on their underlying die or wafer type (our raw materials, silicon wafers, can generally be used to make multiple products), to determine the total quantity on-hand and average unit costs. Management uses judgment in comparing historical sales quantities to the quantity on-hand at the end of the fiscal year. If the quantity on-hand exceeds the sales quantities, we provide a valuation allowance for the potentially obsolete or slow-moving items. For the LOCOM analysis, we compare the average historical sales price to the average unit cost of inventories at the end of the fiscal year. If the average unit cost exceeds the average sales price, we provide a valuation allowance.

With continuing low revenue levels, management felt it necessary to also review our raw materials and work-in-process. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for potential excess materials. In fiscal 2007 and 2006, we increased our inventory valuation allowance by $402,700 and $1,036,900, respectively, for potential excess materials. During fiscal 2007, we wrote-off $1,551,000 of inventory against the previously established allowance. In addition, during fiscal 2007 and 2006, we scrapped other inventory of $555,600 and $272,100, respectively. We believe our current inventory valuation allowance of $1,573,700 provides a reasonable estimate of the recoverability of inventories at the end of fiscal 2007.

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

Financing

While we will continue to evaluate future debt and equity financing opportunities, we believe the cost reductions implemented in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of December 21, 2007, we hold approximately $1.9 million in cash reserves and available-for-sale securities and our anticipated cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

Contractual Obligations

Our only contractual obligation is our facility operating lease. The following table summarizes the future fixed payments under this lease as of September 30, 2007. Payment timing may be subject to change.

		Payments due by period:
	Total	Within 1 year	1-3 years	After 3 years

Building	1,657,300	214,900	694,300	748,200

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Results of Operations

Comparison of Fiscal Years Ended September 30, 2007 and 2006

Net revenues for fiscal 2007 increased one percent from $4,640,600 in fiscal 2006 to $4,686,400. This slight increase is the result of one customer increasing its order rate to an amount that offset decreases in older product sales.

Cost of revenues for fiscal 2007 increased 32 percent from $2,153,700 in fiscal 2006 to $2,846,700, mainly the result of write-offs of inventory totaling $555,600 and a decrease in sales of products previously written down to zero-value (15% in fiscal 2007 compared to 26% in fiscal 2006).

Research and development expenses increased 85 percent from $981,700 in fiscal 2006 to $1,811,800. While this increase includes the write-off of $400,200 of capitalized test software development costs, the remaining increase is the result of our continued commitment to expand our product development team, in both numbers and expertise. While the expenses, net of the write-off of capitalized test software development costs, are outside our goal of 20 to 25 percent of net revenues (30%), we believe we must continue at this current level as new product development is the key to our future growth and success. Future new product introductions will result in future revenue increases that will begin to offset these expenditures down to our goal level.

Selling, general, and administrative expenses increased nine percent from $1,421,900 in fiscal 2006 to $1,546,400. While we attempted to identify areas for cost-cutting during the fiscal year, the need for outside consultants and the expensing of certain prepaid expenses whose useful life had expired early in the normal course of business resulted in the total increase.

Interest income increased 101 percent from $37,800 in fiscal 2006 to $75,900. The increase is the result of more funds being invested in available-for-sales securities during fiscal 2007 and from the fact that the investments existed for the full fiscal year compared to only four months of fiscal 2006.

As a result of the foregoing, we had a net loss of $1,487,700 for fiscal 2007, compared to net income of $129,400 in fiscal 2006.

Comparison of Fiscal Years Ended September 30, 2006 and 2005

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

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that we will not realize benefits of these deductible differences as of September 30, 2007. Accordingly, we have established a valuation allowance against our net deferred income tax assets as of September 30, 2007.

Impact of New Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB)  issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of October 1, 2007. We are currently evaluating the impact this statement will have on our financial statements, if any.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our financial statements, if any.

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108,  Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB No. 108 does not change the requirements under SAB No. 99 regarding qualitative considerations in assessing the materiality of misstatements. We adopted SAB No. 108 during the third quarter of fiscal year 2007, and the adoption had no impact on its results of operations or financial condition as of and for the fiscal year ended September 30, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our financial statements, if any.

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

 Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

   and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheet of LOGIC Devices Incorporated (the "Company") as of September 30, 2007 and the related statements of operations, shareholders' equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule of the Company listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2007 and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Hein & Associates LLP

Irvine, California

December 21, 2007

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

   and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheet of LOGIC Devices Incorporated (the "Company") as of September 30, 2006 and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the two fiscal years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15 for the years ended September 30, 2006 and 2005. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2006 and the results of its operations and its cash flows for each of the two years in the two fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Perry-Smith LLP

Sacramento, California

November 29, 2006

	LOGIC Devices Incorporated
		Balance Sheets
	September 30,	September 30,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$884,000	$1,478,100
Investment in available-for-sale securities	1,061,900	507,000
Accounts receivable	681,300	830,900
Inventories	4,388,700	5,239,700
Prepaid expenses and other current assets	186,500	141,600
Total current assets	7,202,400	8,197,300

Property and equipment, net	1,038,800	1,100,700
Other assets, net	22,100	418,800
	$8,263,300	$9,716,800

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$30,100	$146,900
Accrued payroll, vacation and bonuses	119,900	99,700
Accrued commissions	25,000	10,400
Other accrued expenses	70,500	43,000
Total current liabilities	245,500	300,000
Deferred rent	2,100	19,700
Total liabilities	247,600	319,700

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	-	-
70,000 designated as Series B, 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,812,938 and 6,763,188 shares issued and outstanding, respectively	18,541,300	18,458,500
Additional paid-in capital	142,200	118,700
Accumulated deficit	(10,667,800)	(9,180,100)
Total shareholders' equity	8,015,700	9,397,100
	$8,263,300	$9,716,800

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

		LOGIC Devices Incorporated
		Statements of Operations
	For the fiscal years ended September 30,
	2007	2006	2005

Net revenues	$4,686,400	$4,640,600	$3,508,800
Cost of revenues	2,846,700	2,153,700	2,861,600
Gross margin	1,839,700	2,486,900	647,200

Operating expenses:
Research and development	1,811,800	981,700	729,800
Selling, general and administrative	1,546,400	1,421,900	1,298,700
Total operating expenses	3,358,200	2,403,600	2,028,500
Operating (loss) income	(1,518,500)	83,300	(1,381,300)

Other income, net:
Interest income	(75,900)	(37,800)	(18,600)
Other income, net	(100)	(9,100)	(600)
Total other income, net	(76,000)	(46,900)	(19,200)
(Loss) income before provision for income taxes	(1,442,500)	130,200	(1,362,100)
Provision for income taxes	45,200	800	800
Net (loss) income	$(1,487,700)	$129,400	$(1,362,900)
Basic (loss) earnings per common share	$(0.22)	$0.02	$(0.20)
Basic weighted average common shares outstanding	6,797,480	6,754,021	6,749,855
Diluted (loss) earnings per common share	$(0.22)	$0.02	$(0.20)
Diluted weighted average common shares outstanding	6,797,480	6,794,789	6,749,855

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

				LOGIC Devices Incorporated

				Statement of Shareholders' Equity

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2004	6,743,188	$18,436,500	$100,000	$(7,946,600)	$10,589,900

Exercise of director common
stock options	10,000	11,000	-	-	11,000

Net loss	-	-	-	(1,362,900)	(1,362,900)
Balances, September 30, 2005	6,753,188	18,447,500	100,000	(9,309,500)	9,238,000

Grants of director common
stock options	-	-	14,000	-	14,000

Vested grants of employee
common stock options	-	-	4,700	-	4,700

Exercise of director common
stock options	10,000	11,000	-	-	11,000

Net income	-	-	-	129,400	129,400
Balances, September 30, 2006	6,763,188	18,458,500	118,700	(9,180,100)	9,397,100

Grants of director common
stock options	-	-	18,800	-	18,800

Vesting of employee common
stock options	-	-	4,700	-	4,700

Exercise of director common
stock options	30,000	47,400	-	-	47,400

Exercise of employee common
stock options	19,750	35,400	-	-	35,400

Net loss	-	-	-	(1,487,700)	(1,487,700)
Balances, September 30, 2007	6,812,938	$18,541,300	$142,200	$(10,667,800)	$8,015,700

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

		LOGIC Devices Incorporated
		Statements of Cash Flows
	For the fiscal years ended September 30,
	2007	2006	2005

Cash flows from operating activities:
Net (loss) income	$(1,487,700)	$129,400	$(1,362,900)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	307,800	256,000	239,300
Issuance of common stock options	23,500	18,700	-
Inventory valuation account	402,700	1,036,900	642,200
Loss on disposal of capital equipment	145,200	3,500	-
Write-off of capitalized software development costs	400,200	200,000	-
Deferred rent	(17,600)	(14,100)	(6,700)
Change in operating assets and liabilities:
Accounts receivable	149,600	(96,000)	(5,900)
Inventories	448,300	(650,200)	810,700
Prepaid expenses and other current assets	(44,900)	24,100	(22,600)
Property tax refund receivable	-	45,000	(45,000)
Sales tax refund receivable	-	-	47,600
Accounts payable	(116,800)	(60,100)	69,800
Accrued payroll and vacation	20,200	38,200	9,000
Accrued commissions	14,600	3,300	(8,400)
Other accrued expenses	27,500	43,000	-
Net cash provided by operating activities	272,600	977,700	367,100
Cash flows from investing activities:
Purchases of available-for-sale securities	(554,900)	(507,000)	-
Capital expenditures	(391,100)	(196,700)	(540,700)
Other assets	(3,500)	(99,800)	(333,400)
Net cash used in investing activities	(949,500)	(803,500)	(874,100)
Cash flows from financing activities:
Exercise of director stock options	47,400	11,000	11,000
Exercise of employee stock options	35,400	-	-
Net cash provided by financing activities	82,800	11,000	11,000
Net (decrease) increase in cash and cash equivalents	(594,100)	185,200	(496,000)
Cash and cash equivalents, beginning	1,478,100	1,292,900	1,788,900
Cash and cash equivalents, ending	$884,000	$1,478,100	$1,292,900

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

 LOGIC Devices Incorporated

Summary of Accounting Policies

The Company and Nature of Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company's products include chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 73 percent of the Company's net revenues in fiscal 2007 were derived from original equipment manufacturers, while sales through foreign distributors accounted for approximately 27 percent of net revenues. Approximately 67 percent of the Company's fiscal 2007 net revenues were from domestic sales and approximately 33 percent from foreign sales.

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

Cash, Cash Equivalents, and Investments in Available-for-Sale Securities

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments that do not meet the definition of cash equivalents are classified as available-for-sale in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's available-for-sale securities consist of auction rate municipal notes with expiration dates through 2028. The interest is settled and the rate is reset every seven days.

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on its analysis of historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, the Company has not experienced significant losses related to receivables. At September 30, 2007 and 2006, the Company determined that no allowance for doubtful accounts was necessary.

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

LOGIC Devices Incorporated

Summary of Accounting Policies

Capitalized Software Costs

Internal test computer software development costs are capitalized as incurred during the application development stage. The capitalized software costs are classified as other assets and are amortized on a straight-line basis over the shorter of the related expected product life cycle or five years, with amortization beginning when production parts are in process.

Revenue Recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time, if applicable. While distributors are allowed to return items for stock rotation, they are required to place an order of equal or greater value at the same time. As the Company historically does not have material returns, there is no allowance for returns recorded. Because the Company does not change its pricing of products more than once a year, there have not been any pricing issues in the past several years; therefore, there is no allowance for price protection recorded.

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

For the fiscal year ended September 30, 2006, the Company had 40,767 dilutive shares as the weighted average market price for the Company's common stock during the fiscal year was $1.447. There were 335,500 and 385,000 common stock options outstanding at September 30, 2007 and 2005, respectively. These options were not considered in calculating diluted net loss per common share as their effect would have been antidilutive. As a result, for fiscal 2007 and 2005, the Company's basic and diluted net loss per common share are the same.

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

LOGIC Devices Incorporated

Summary of Accounting Policies

Share-based Payment

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

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2007	2006	2005

Dividend yield	None	None	None
Expected volatility	49.8%	61.3%	48.5%
Risk-free interest rate	4.5%	4.9%	4.1%
Expected term (years)	4.0	4.0	3.0

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

Impact of New Financial Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB)  issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of October 1, 2007. We are currently evaluating the impact this statement will have on our financial statements, if any.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our financial statements, if any.

LOGIC Devices Incorporated

Summary of Accounting Policies

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108,  Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB No. 108 does not change the requirements under SAB No. 99 regarding qualitative considerations in assessing the materiality of misstatements. We adopted SAB No. 108 during the third quarter of fiscal year 2007, and the adoption had no impact on its results of operations or financial condition as of and for the fiscal year ended September 30, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our financial statements, if any.

 LOGIC Devices Incorporated

Notes to Financial Statements

1.              Inventories

A summary of inventories follows:

	September 30,	September 30,
	2007	2006

Raw materials	$636,700	$577,000
Work-in-process	889,000	1,597,600
Finished goods	2,863,000	3,065,100
	$4,388,700	$5,239,700

2.              Property and Equipment

A summary of property and equipment follows:

	September 30,	September 30,
	2007	2006

Equipment	$3,247,100	$3,120,900
Tooling costs	483,700	1,633,700
Leasehold improvements	154,100	168,300
	3,884,900	4,922,900
Less accumulated depreciation	2,846,100	3,822,200
	$1,038,800	$1,100,700

3.              Other Assets

A summary of other assets follows:

	September 30,	September 30,
	2007	2006

Capitalized software development costs, net of accumulated
amortization of $2,342,500	$-	$398,800
Security deposits and other assets	22,100	20,000
	$22,100	$418,800

During fiscal 2007 and 2006, the Company capitalized test software development costs totaling $1,400 and $100,400, respectively, for products that were in the application development state. However, the Company wrote off $400,200 and $200,000, respectively, of capitalized software development costs during fiscal 2007 and 2006. There was no amortization expense associated with capitalized software during the past three fiscal years.

LOGIC Devices Incorporated

Notes to Financial Statements

4.              Provisions for Income Taxes

The provision for income taxes for fiscal 2007 includes a current state expense of $800, federal alternative minimum taxes of $37,100, and state alternative minimum taxes of $6,500. The provision for income taxes for fiscal 2006 and 2005 includes a current state expense of $800 only for each year.

The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2007, 2006, and 2005, to the income (loss) before taxes:

	2007	2006	2005

Federal income tax expense (benefit) at statutory rate	$(490,400)	$44,000	$(463,000)
Tax credit carryforwards originated in current year	(41,000)	(29,900)	(23,100)
State tax expense (benefit), net of federal tax benefit	(85,700)	7,000	(79,800)
Adjustment of prior year net operating loss
carryforwards before valuation allowance	(28,200)	(258,900)	(168,600)
Valuation allowance	765,800	(38,400)	573,300
Other, net	(75,300)	277,000	162,000
	$45,200	$800	$800

Deferred tax assets and liabilities comprise the following:

	September 30,	September 30,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$5,681,000	$4,240,900
Reserves not currently deductible	673,900	1,166,100
Tax credit carryforwards	442,900	401,500
Other	53,400	195,700
Gross deferred tax assets	6,851,200	6,004,200

Deferred tax liabilities:
State tax benefit	(396,900)	(315,700)
Net deferred tax assets	6,454,300	5,688,500
Valuation allowance	(6,454,300)	(5,688,500)
Net deferred taxes	$-	$-

The valuation allowance increased $765,800 from fiscal 2006 to fiscal 2007. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (NOLs), partially offset by the decrease in reserves not currently deductible. Because the Company's management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

LOGIC Devices Incorporated

Notes to Financial Statements

As of September 30, 2007, the Company has Federal and State NOLs totaling approximately $3,309,400 and $3,312,200 respectively, available to offset future taxable income. These NOLs expire at various times through 2026 and 2011, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $63,200 and $197,700, respectively, expiring at various times through 2025. The Company has state manufacturing tax credit carryforwards totaling approximately $181,600, which expire at various times through 2016.

5.              Commitments and Contingencies

Leases

The Company leases its facilities under an operating lease, which requires the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. During fiscal 2006 and 2005, the Company also leased certain equipment under operating leases. Rent expense under the various leases was $214,900, $381,800, and $386,200 for fiscal 2007, 2006, and 2005, respectively.

A summary of future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

Amount

Fiscal years ending:
September 30, 2008	$214,900
September 30, 2009	223,100
September 30, 2010	231,400
September 30, 2011	239,700
Thereafter	748,200
$1,657,300

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

6.               Share-Based Compensation

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. There are 165,000 authorized shares remaining for granting of future options.

Per FAS 123R, the estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations for fiscal years ended September 30, 2007 and 2006 related to common stock options was $23,500 ($0.38 per share) and $18,700 ($0.00 per share), respectively. The Company did not record income tax benefits related to the equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. There was no significant impact from the implementation of FAS 123R on the cash flows from operations during fiscal 2007 and 2006.

LOGIC Devices Incorporated

Notes to Financial Statements

A summary of changes in common stock options outstanding under the equity-based compensation plans for the fiscal years ended September 30, 2007 and 2006 follows:

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at October 1, 2005	385,000	$1.593	2.96	$-

Granted	125,500	$1.218
Exercised	(10,000)	$1.100		$11,100
Forfeited/Expired	(35,000)	$1.509
Outstanding at September 30, 2006	465,500	$1.509	3.56	$551,000

Granted	45,000	$2.240
Exercised	(49,750)	$1.663		$82,800
Forfeited/Expired	(125,250)	$1.157
Outstanding at September 30, 2007	335,500	$1.623	4.88	$157,100
Exercisable at September 30, 2007	310,250	$1.741	3.85	$128,900
Exercisable at September 30, 2006	416,375	$1.537	2.82	$480,600

The weighted average fair value of options granted during the fiscal year ended September 30, 2007 was $0.61.

A summary of nonvested shares at September 30, 2007 and changes during the fiscal year then ended follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares at October 1, 2006	49,125	$0.47

Granted	45,000	$0.61
Vested	(57,625)	$0.58
Forfeited/Expired	(11,250)	$0.47
Nonvested shares at September 30, 2007	25,250	$0.47

As September 30, 2007, there was $9,500 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over a weighted average period of two years. The total fair value of options vested during the fiscal year ended September 30, 2007 was $23,500. Cash received from exercises of common stock options during fiscal 2007 was $82,800.

LOGIC Devices Incorporated

Notes to Financial Statements

7.               Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2007, one customer accounted for approximately 43 percent of net revenues, with accounts receivable of $334,900 as of September 30, 2007. For fiscal 2006, two customers accounted for approximately 23 and 12 percent of net revenues, with accounts receivable of $59,900 and $359,400, respectively, as of September 30, 2006. For fiscal 2005, three customers accounted for approximately 12, 11, and 11 percent of net revenues, with accounts receivable of $65,200, $30,700, and $76,700, respectively, as of September 30, 2005

During fiscal 2007, one supplier comprised 62 percent of the total inventory purchases (no others comprised more than 10 percent). Five suppliers comprised 10 or more percent of the total inventory purchases in fiscal 2006 (42, 15, 15, 13, and 11 percent). Four suppliers each comprised 10 or more percent of the total inventory purchases in fiscal 2005 (44, 16, 15, and 10 percent).

Export Sales

The following table summarizes export sales information:

	2007	2006	2005

Western Europe	$1,132,700	$1,170,200	$1,326,300
Far East	393,400	622,700	803,100
Other	37,800	50,900	49,200
	$1,563,900	$1,843,800	$2,178,600

In fiscal 2007 and 2006, no one country accounted for more than 10 percent of net revenues. In fiscal 2005, Japan, Austria (for Germany), and Singapore accounted for 12, 11, and 11 percent of net revenues, respectively.

8.               Use of Estimates and Concentrations of Credit Risks

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

LOGIC Devices Incorporated

Notes to Financial Statements

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

9.               Statements of Cash Flows

There was no interest paid during fiscal 2007, 2006, and 2005. The Company paid $80,000 ($77,200 for estimated alternative minimum taxes) for income tax in fiscal 2007. In fiscal 2006 and 2005, the Company paid $800 each for income taxes. There were no non-cash investing and financing activities during fiscal 2007, 2006, and 2005.

10.            401(k) Savings Plan

The Company adopted a 401(k) Savings Plan (the Plan) in September 2005. Employees are able to make voluntary contributions and the Company has the discretion to make matching contributions. The Plan covers all employees meeting certain age and service requirements. The Company funds expenses incurred in connection with the Plan. The Company made no matching contributions in fiscal 2007 and 2006.

 Quarterly Financial Data (Unaudited)

The following is an unaudited summary of quarterly results of operations for the fiscal years ended September 30, 2007 and 2006 (in thousands, except per share data):

		Fiscal Quarters Ended:			Fiscal
	12/31/06	03/31/07	06/30/07	09/30/07	Year

Net revenues	$1,362	$1,258	$1,107	$959	$4,686

Gross margin	$705	$778	$(303)	$659	$1,839

Income (loss) from operations	$35	$24	$(1,447)	$(131)	$(1,519)

Income (loss) before income taxes	$55	$42	$(1,428)	$(111)	$(1,442)

Net income (loss)	$55	$41	$(1,428)	$(155)	$(1,487)

Basic income (loss) per share	$0.01	$0.01	$(0.21)	$(0.03)	$(0.22)

Basic wtd-avg common shares	6,773	6,795	6,798	6,808	6,797

		Fiscal Quarters Ended:			Fiscal
	12/31/05	03/31/06	06/30/06	09/30/06	Year

Net revenues	$1,101	$1,048	$1,217	$1,275	$4,641

Gross margin	$446	$573	$622	$846	$2,487

Income (loss) from operations	$3	$(18)	$40	$58	$83

Income (loss) before income taxes	$10	$(11)	$60	$71	$130

Net income (loss)	$9	$(11)	$60	$71	$129

Basic income per share	$0.00	$0.00	$0.01	$0.01	$0.02

Basic wtd-avg common shares	6,753	6,753	6,753	6,756	6,754

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Based upon an evaluation as of September 30, 2007, our President and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our final quarter of the fiscal year ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item is incorporated by reference from our proxy statement for our 2008 Annual Meeting, expected to be filed with the SEC on or about December 28, 2007.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our proxy statement for our 2008 Annual Meeting, expected to be filed with the SEC on or about December 28, 2007.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information required by this Item is incorporated by reference from our proxy statement for our 2008 Annual Meeting, expected to be filed with the SEC on or about December 28, 2007.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our proxy statement for our 2008 Annual Meeting, expected to be filed with the SEC on or about December 28, 2007.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from our proxy statement for our 2008 Annual Meeting, expected to be filed with the SEC on or about December 28, 2007.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:
(1)

Our Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear at pages 20 to 35 of this report; see Index to Financial Statements and Financial Statement Schedules at page 19 of this report.

	(2)	Our Financial Statement Schedule (Schedule II) appears on page 38.
	(3)	Our Index to Exhibits appears at page 40 of this report.

 Schedule II - Valuation and Qualifying Accounts

	Beginning Balance	Charged to expense	Write-offs	Ending Balance

Allowance for doubtful accounts
There was no allowance for doubtful accounts needed in fiscal 2007, 2006, and 2005.

Inventory

2007	$2,722,000	$402,700	$(1,551,000)	$1,573,700

2006	$1,685,100	$1,036,900	$-	$2,722,000

2005	$1,042,900	$642,200	$-	$1,685,100

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 21, 2007	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 21, 2007
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2007
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 21, 2007
/s/ Brian P. Cardozo Brian P. Cardozo	Director	December 21, 2007
/s/ Steven R. Settles Steven R. Settles	Director	December 21, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (2)
10.1	Real estate lease regarding our Sunnyvale, CA facilities. [99.1] (3)
10.2	LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.3] (4)
10.3	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
23.1	Consent letter of Hein & Associates LLP.
23.2	Consent letter of Perry-Smith LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, as filed with the SEC on January 26, 2005.
(2)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, as filed with the SEC on May 15, 2007.
(3)	Current Report on Form 8-K, as filed with the SEC on August 7, 2007.
(4)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed with the SEC on May 12, 2004.
(5)	Annual Report on Form 10-K for the transition period January 1, 1998 to October 3, 1999, as filed with the SEC on January 13, 1999.