Form 10-Q
period 2007-12-31
LOGIC DEVICES INC
filed 2008-02-13
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

December 31, 2007

Commission File Number

0-17187

LOGIC Devices Incorporated

(Exact name of registrant as specified in its charter)

California

94-2893789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1375 Geneva Drive, Sunnyvale, California 94089

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On February 13, 2008, 6,814,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	December 31,	September 30,
	2007	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$860,300	$884,000
Investment in available-for-sale securities	1,000,500	1,061,900
Accounts receivable	639,100	681,300
Inventories	3,912,100	4,388,700
Prepaid expenses and other current assets	233,000	186,500
Total current assets	6,645,000	7,202,400
Property and equipment, net	849,700	1,038,800
Other assets, net	22,100	22,100
	$7,516,800	$8,263,300

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$33,800	$30,100
Accrued payroll, vacation and bonuses	154,600	119,900
Accrued commissions	8,600	25,000
Other accrued expenses	56,600	70,500
Total current liabilities	253,600	245,500
Deferred rent	8,400	2,100
Total liabilities	262,000	247,600

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	-	-
70,000 designated as Series B, 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,812,938 and 6,763,188 shares issued and outstanding	18,543,200	18,541,300
Additional paid-in capital	142,200	142,200
Accumulated deficit	(11,430,600)	(10,667,800)
Total shareholders' equity	7,254,800	8,015,700
	$7,516,800	$8,263,300

	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarter ended December 31,
	2007	2006

Net revenues	$868,700	$1,362,400
Cost of revenues	741,200	657,000
Gross margin	127,500	705,400

Operating expenses:
Research and development	360,600	343,000
Selling, general and administrative	416,500	327,200
Total operating expenses	777,100	670,200
Operating (loss) income	(649,600)	35,200

Interest income and other expense, net
Interest income	16,700	19,300
Other expense	(129,900)	-
Interest income and other expense, net	(113,200)	19,300
(Loss) income before provision for income taxes	(762,800)	54,500
Provision for income taxes	-	-
Net (loss) income	$(762,800)	$54,500
Basic (loss) earnings per common share	$(0.11)	$0.01
Basic weighted average common shares outstanding	6,813,938	6,773,188
Diluted (loss) earnings per common share	$(0.11)	$0.01
Diluted weighted average common shares outstanding	6,813,938	6,956,059

	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the quarter ended December 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(762,800)	$54,500
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	71,900	70,200
Inventory write-downs	348,800	357,100
Deferred rent	6,300	(5,000)
Loss on disposal of capital equipment	129,900	-
Changes in current assets and liabilities:
Accounts receivable	42,200	(41,100)
Inventory	127,800	(512,000)
Prepaid expenses and other current assets	(46,500)	(123,300)
Accounts payable	3,700	(75,000)
Accrued payroll, vacation, and bonuses	34,700	(11,300)
Accrued commissions	(16,400)	(4,100)
Other accrued expenses	(13,900)	24,700
Net cash used in operating activities	(74,300)	(265,300)
Cash flows from investing activities:
Purchases of available-for-sale securities	(13,600)	(512,500)
Sales of available-for-sale securities	75,000	-
Capital expenditures	(12,700)	(118,800)
Other assets	-	(1,400)
Net cash provided by (used in) investing activities	48,700	(632,700)
Cash flows from financing activities:
Exercise of director stock options	-	47,400
Exercise of employee stock options	1,900	-
Net cash provided by financing activities	1,900	47,400
Net decrease in cash and cash equivalents	(23,700)	(850,600)
Cash and cash equivalents, beginning	884,000	1,478,100
Cash and cash equivalents, ending	$860,300	$627,500

	See accompanying Notes to Condensed Financial Statements.

LOGIC Devices Incorporated

Notes to Condensed Financial Statements

(unaudited)

1.             Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of LOGIC Devices Incorporated (the Company) for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2007 and 2006, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2008.

2.             Inventories

A summary of inventories follows:

	December 31,	September 30,
	2007	2007

Raw materials	$606,900	$636,700
Work-in-process	661,600	889,000
Finished goods	2,643,600	2,863,000
	$3,912,100	$4,388,700

3.             Shareholders' Equity

The Company has issued and may issue common stock options to its employees, certain consultants, and its nonemployee board members. Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) (FAS 123(R)), Share-Based Payments. FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to board members. The Company elected to apply FAS 123(R) with a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the interim periods and fiscal years prior to adoption of FAS 123(R) do not reflect any adjusted amounts.

4.             Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method. In the case of a net loss, no incremental shares would be issued becase they are antidilutive. Stock options with exercise prices above the average market price during the period are also antidilutive.

For the quarter ended December 31, 2006, the Company had 182,871 dilutive common shares as the weighted average price of the Company's common stock during the quarter was $2.86. There were 334,000 common stock options outstanding at December 31, 2007. These options were not considered in calculating the diluted loss per share as their effect would have been antidilutive. As a result, for the quarter ended December 31, 2007, the Company's basic and diluted loss per share are the same.

5.             Adoption of FIN 48

The Company adopted the provisions of FIN 48 in October 2007. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate will not be affected by the adoption of FIN 48. Unrecognized income tax benefits are not expected to increase or decrease within the next 12 months as a result of the anticipated lapse of an applicable statute of limitations. Interest and penalties related to unrecognized income tax benefits will be accrued in interest expense and operating expense, respectively. The Company has no accrued interest or penalties as of the date of adoption because they are not applicable.

The Company may be audited by applicable federal and California taxing authorities. However, because the Company had net operating losses and credits carried forward in these jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A - Risk Factors" in the Annual Report on Form 10-K for our fiscal year ended September 30, 2007 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

Revenues for the first quarter of fiscal 2008 decreased 36%, or $493,800, from the same period of fiscal 2007. The decrease in revenues from fiscal 2007 to fiscal 2008 is primarily the result of the revenues from the digital cinema project being in a recovery phase in fiscal 2007 with double the normal order rate. The decrease is also the result of further deterioration of the revenue contributions from our older product offerings.

Expenses

Included in the cost of revenues for the first quarter of fiscal 2008 is a write-off of $348,400 of work-in-process inventory, while the cost of revenues for the same period of fiscal 2007 included an increase to the inventory valuation allowance of $357,100. Not including these adjustments, cost of revenues for the first quarter of fiscal 2008 increased $92,900, or 31%. This increase is primarily from the mix of products sold during the fiscal 2008 quarter being of a higher cost value.

Research and development (R&D) expenditures increased slightly by 5%, or $17,600, for the quarter ended December 31, 2007, compared to the same period of fiscal 2007. As a result of the declining revenues, R&D as a percentage of net revenues increased from 25% in fiscal 2007 to 41% in fiscal 2008. While we recognize the need to keep costs at a minimum, we believe new product introductions are the key to our future growth and will, therefore, maintain our R&D staffing at its current level.

Selling, general, and administrative (SG&A) expenditures increased 27%, or $89,300, for the quarter ended December 31, 2007, compared to the same period of fiscal 2007. This increase is primarily the result of the increased use of outside consultants in fiscal 2008, an increase in legal fees in fiscal 2008, and severance paid during the transition to a new sales and administrative approach in fiscal 2008. We do not anticipate SG&A to remain at this level.

While interest income remained consistent for the quarter of fiscal 2007 to fiscal 2008, we had a loss on the disposal of capital equipment of $129,900 in fiscal 2008, compared to a gain on the disposal of capital equipment in fiscal 2007. During the quarter ended December 31, 2007, we wrote-off $129,900 of capital equipment no longer in use.

As a result of the foregoing, we had a net loss of $762,800 for the quarter ended December 31, 2007, compared to a net income of $54,500 for the same period of fiscal 2007.

Liquidity and Capital Resources

Cash Flows

While we had a net loss of $762,800 for the quarter ended December 31, 2007, the net cash used for operations was only $74,300. During the first quarter of fiscal 2008, we wrote-off $348,400 of inventory and $129,900 of capital assets, both of which increased the net loss but did not affect cash flows. We collected net accounts receivable of $42,200 during the quarter and used $128,200 of existing inventories to produce revenues. We converted $75,000 of our available-for-sale securities into cash during the quarter while using $13,600 to purchase additional securities and $12,700 on capital assets.

Although we had a net income of $54,500 for the fiscal quarter ended December 31, 2006, we used net cash of $265,300 for operations during the quarter, mainly the result of purchasing $489,000 of raw materials. We also used $512,500 and $118,800 for the purchases of available-for-sales securities and capital assets, respectively. During the first quarter of fiscal 2007, we also received $47,400 of cash from the exercise of common stock options by a former member of our board of directors.

Working Capital

Historically, due to order scheduling by our customers, up to 80% of our quarterly revenues are often shipped in the last month of the quarter, so a large portion of shipments included in our quarter-end accounts receivable are not yet due per our net 30 day terms. As a result, quarter-end accounts receivable balances are typically at their highest level for the respective period.

As a fabless semiconductor company with products having longer than normal product life cycles, our investment in inventories has been, and will continue to be, significant. Although high levels of inventory impact liquidity, we believe these costs are a less costly alternative to owning a wafer fabrication facility. Over the past few years, we have attempted to streamline our product offerings, in turn reducing our inventory levels, and we will continue this effort in the upcoming periods.

During fiscal 2007, we reduced our inventory by 16%, or $851,000, and have reduced our inventory by an additional 11%, or $476,600, during the first quarter of fiscal 2008. A significant portion of this reduction in fiscal 2008 was from the write-off of $348,400 of work-in-process inventory (sorted wafers) for obsolete or slow-moving product lines. We establish a valuation allowance or provide write-offs against inventory through periodic reviews of inventories on-hand, including lower-of-cost-or-market and excess analyses. For example, if a product type has unit costs higher than the average selling price or has more on-hand that it has sold or expects to sell for a specified time period, we provide a valuation allowance against that product type. We believe our current allowance (approximately 14% of total gross inventories) provides a reasonable estimate of the recoverability of inventories. In the quarters ended December 31, 2007 and 2006, items previously written down to zero-value represented 15% and 16% of our net revenues, respectively.

Financing

While we will continue to evaluate future debt and equity financing opportunities, we believe the cost reductions implemented in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of February 12, 2008, we hold approximately $1.8 million in cash reserves and available-for-sale securities and our anticipated cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of December 31, 2007, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors disclosed in our Form 10-K filed with SEC on December 21, 2007 for the fiscal year ended September 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The Index to Exhibits appears at Page 13 of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: February 13, 2008	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2008	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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