Form 10-Q
period 2008-03-31
LOGIC DEVICES INC
filed 2008-05-06
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2008

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On May 5, 2008, 6,814,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	March 31,	September 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$624,700	$884,000
Investment in available-for-sale securities	-	1,061,900
Accounts receivable	736,300	681,300
Inventories	3,158,800	4,388,700
Prepaid expenses and other current assets	307,200	186,500
Total current assets	4,827,000	7,202,400

Property and equipment, net	962,100	1,038,800
Investment in available-for-sale securities	944,900	-
Other assets, net	22,100	22,100
	$6,756,100	$8,263,300
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,700	$30,100
Accrued payroll and vacation	119,800	119,900
Accrued commissions	18,200	25,000
Other accrued expenses	53,000	70,500
Total current liabilities	299,700	245,500
Deferred rent	14,700	2,100
Total liabilities	314,400	247,600
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	-	-
70,000 designated as Series B, 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,812,938 and 6,763,188 shares issued and outstanding	18,543,200	18,541,300
Additional paid-in capital	150,800	142,200
Comprehensive loss	(30,000)	-
Accumulated deficit	(12,222,300)	(10,667,800)
Total shareholders' equity	6,441,700	8,015,700
	$6,756,100	$8,263,300
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarter ended March 31,
	2008	2007
Net revenues	$965,300	$1,258,500
Cost of revenues	1,015,000	480,700
Gross margin	(49,700)	777,800
Operating expenses:
Research and development	362,200	338,700
Selling, general and administrative	396,800	415,000
Total operating expenses	759,000	753,700
Operating (loss) income	(808,700)	24,100
Interest income	17,000	17,500
(Loss) income before provision for income taxes	(791,700)	41,600
Provision for income taxes	-	800
Net (loss) income	$(791,700)	$40,800
Basic (loss) earnings per common share	$(0.12)	$0.01
Basic weighted average common shares outstanding	6,814,438	6,795,438
Diluted (loss) earnings per common share	$(0.12)	$0.01
Diluted weighted average common shares outstanding	6,814,438	6,929,311
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the six months ended March 31,
	2008	2007
Net revenues	$1,834,000	$2,620,900
Cost of revenues	1,756,200	1,137,700
Gross margin	77,800	1,483,200
Operating expenses:
Research and development	722,800	681,700
Selling, general and administrative	813,300	742,200
Total operating expenses	1,536,100	1,423,900
Operating (loss) income	(1,458,300)	59,300
Interest and other income, net
Interest income	33,700	36,800
Other expense	(129,900)	-
Interest and other income, net	(96,200)	36,800
(Loss) income before provision for income taxes	(1,554,500)	96,100
Provision for income taxes	-	800
Net (loss) income	$(1,554,500)	$95,300
Basic and diluted (loss) earnings per common share	$(0.23)	$-
Basic and diluted weighted average common shares outstanding	6,814,188	6,753,188
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,554,500)	$95,300
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	147,800	156,600
Write-off of inventory	1,120,600	310,800
Deferred rent	12,600	(9,900)
Loss on disposal of capital equipment	129,900	-
Stock-based compensation	8,600	18,800
AMT deferred tax asset	-	(77,200)
Changes in current assets and liabilities:
Accounts receivable	(55,000)	(195,500)
Inventory	109,300	(389,500)
Prepaid expenses and other current assets	(120,700)	(99,500)
Accounts payable	78,600	(40,600)
Accrued payroll and vacation	(100)	(41,700)
Accrued commissions	(6,800)	(6,200)
Other accrued expenses	(17,500)	16,500
Net cash used in operating activities	(147,200)	(262,100)
Cash flows from investing activities:
Purchases of available-for-sale securities	(25,000)	(525,900)
Sales of available-for-sale securities	112,000	-
Capital expenditures	(201,000)	(170,400)
Other assets	-	(1,400)
Net cash used in investing activities	(114,000)	(697,700)
Cash flows from financing activities:
Exercise of director stock options	-	47,400
Exercise of employee stock options	1,900	2,900
Net cash provided by financing activities	1,900	50,300
Net decrease in cash and cash equivalents	(259,300)	(909,500)
Cash and cash equivalents, beginning	884,000	1,478,100
Cash and cash equivalents, ending	$624,700	$568,600
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2007 and 2006, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2008.

2.             Inventories

A summary of inventories follows:

	March 31,	September 30,
	2008	2007

Raw materials	$459,700	$636,700
Work-in-process	429,900	889,000
Finished goods	2,269,200	2,863,000
	$3,158,800	$4,388,700

3.             Investment in Available-for-Sale Securities

Since May 2006, the Company has had approximately $1 million of auction rate securities (ARS) classified as a short-term investment in available-for-sale securities, which paid a monthly average of $4,000 of dividends and interest. Historically, these securities were considered cash alternatives that were risk averse and highly liquid. Beginning in February 2008, the auctions began to fail and through March 2008 no secondary market has developed. Accordingly, ARS are no longer considered cash alternatives and currently lack liquidity. While there is no current market for the ARS, the underlying issuers must continue to pay the interest and dividends when due. Due to the current lack of liquidity, the Company has reclassified the ARS to a long-term investment in available-for-sale securities.

As the ARS market is still in flux and there is still an expectation for a recovery, the Company believes the unrealized loss from these ARS is temporary. Per Financial Accounting Standards Board (FASB) Statement No. 115 (FAS 115), unrealized gains and losses on available-for-sale securities are included as other comprehensive income (loss) within shareholders' equity. Accordingly, the Company has included the unrealized loss of $30,000 as of March 31, 2008 as part of its shareholders' equity.

4.             Shareholders' Equity

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

There were 367,500 common stock options outstanding at March 31, 2008. These options were not considered in calculating the diluted loss per share as their effect would have been antidilutive. As a result, for the quarter and six months ended March 31, 2008, the Company's basic and diluted loss per share are the same. For the quarter and six months ended March 31, 2007, the Company had 133,873 and 181,077 dilutive common shares as the weighted average price of the Company's common stock during the quarter and six months was $2.25 and $2.74.

6.             Adoption of FIN 48

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

Results of Operations

Revenues

For the quarter and six months ended March 31, 2008, our net revenues decreased by $293,200 (23%) and $786,900 (30%), respectively, compared to the same periods of fiscal 2007. These decreases were primarily the result of the revenues from the digital cinema project being in a catch-up phase in fiscal 2007 with approximately double the normal order rate. The decreases are also the result of further deterioration of the revenue contributions from our older product offerings.

Expenses

Included in the cost of revenues for the quarter and six months ended March 31, 2008 is a write-off of inventory of $771,800 and $1,120,600, respectively. By comparison, during the six months ended March 31, 2007, we increased our inventory reserve by only $310,800. As a result, the quarterly and six-months cost of revenues for fiscal 2008 increased $534,300 (111%) and $618,500 (54%), respectively, compared to the same periods of fiscal 2007. In addition, during fiscal 2008, we have experienced another increase in our sales of items previously written-down to zero-value, with 31% of the six months' fiscal 2008 revenue including these items, compared to 21% during the same period of fiscal 2007.

Research and development (R&D) expenditures increased by $23,500 (7%) and $41,100 (6%), for the quarter and six months ended March 31, 2008, respectively, compared to the same periods of fiscal 2007. As a result of the declining revenues, quarterly and six-months R&D as a percentage of net revenues increased from 27% and 26%, respectively, in fiscal 2007 to 38% and $39%, respectively, in fiscal 2008. While we recognize the need to keep indirect costs to a minimum, we believe new product introductions are the key to our future revenue growth and will, therefore, maintain our R&D at its current level

Selling, general, and administrative (SG&A) expenditures for the quarter ended March 31, 2008 decreased by $18,200 (4%) compared to the same quarter of fiscal 2007, while SG&A for the six months ended March 31, 2008 increased by $71,100 (10%) compared to the same period of fiscal 2007. The quarterly decrease is due to the expensing of certain prepaid expenses in fiscal 2007 not repeated in fiscal 2008. The six-month period's increase is the result of some duplication in staffing and expenses related to our facility move and a transition in our sales force, which have been resolved as of March 31, 2008.

While interest income remained consistent for the quarter and six-month period of fiscal 2007 to fiscal 2008, we had a loss on the disposal of capital equipment of $129,900 in fiscal 2008. During the six months ended March 31, 2008, we wrote-off $129,900 of capital equipment no longer in use.

As a result of the foregoing, we had a net loss of $791,700 and $1,544,500, respectively, for the quarter and six months ended March 31, 2008, compared to a net income of $40,800 and $95,300 for the same periods of fiscal 2007, respectively.

Liquidity and Capital Resources

Cash Flows

Although we had a net loss of $1,544,500 for the six months ended March 31, 2008, we used net cash of only $147,200, primarily because the net loss includes write-offs of inventory totaling $1,120,200. The net cash used was largely the result of a increase in accounts receivable and the payment of prepaid expenditures, totaling $175,700. In addition, during the six months ended March 31, 2008, we used $201,000 for capital expenditures (mainly related to new product tooling) and made $112,000 from the sale of available-for-sale securities.

While we had a net income of $95,300 for the six months ended March 31, 2007, we used net cash of $262,100 for operations during the period, mainly the result of net purchases of $389,500 of inventory. We used $525,900 and $170,400 for the purchase of available-for-sale securities and capital expenditures, respectively. We used $77,200 to pay alternative minimum tax and received $50,300 from the exercise of previously issued common stock options during the six-month period.

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

During fiscal 2007, we reduced our inventory by 16%, or $851,000, and have reduced our inventory by an additional 28%, or $1,229,900, during the first six months of fiscal 2008. A significant portion of this reduction in fiscal 2008 was from the write-off of $1,120,600 of inventory for obsolete or slow-moving product lines. We establish a valuation allowance or provide write-offs against inventory through periodic reviews of inventories on-hand, including lower-of-cost-or-market and excess analyses. We believe our current allowance (approximately 15% of total gross inventories) provides a reasonable estimate of the recoverability of inventories.

Financing

While we will continue to evaluate future debt and equity financing opportunities, we believe the cost reductions implemented in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of May 5, 2008, we hold approximately $700,000 in cash and cash equivalents and our anticipated cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

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

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB No. 108 does not change the requirements under SAB No. 99 regarding qualitative considerations in assessing the materiality of misstatements. We adopted SAB No. 108 during the third quarter of fiscal year 2007, and the adoption had no impact on our results of operations or financial condition as of and for the fiscal year ended September 30, 2007 or the six months ended March 31, 2008.

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

In December 2007, the FASB issued SFAS 141R, Business Combinations, and SFAS 160, Business Combinations and Noncontrolling Interests (SFAS 141R and SFAS 160, respectively). FAS 141R and FAS 160 are effective for fiscal years beginning after December 15, 2008. FAS 141R changes the definitions of a business and a business combination, and will result in more transactions recorded as business combinations. Certain acquired contingencies will be recorded initially at fair value on the acquisition date, transaction and restructuring costs generally will be expensed as incurred and in partial acquisitions companies generally will record 100% of the assets and liabilities at fair value, including goodwill. We do not expect these pronouncements to have an effect on our financial statements unless we enter a business combination.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of March 31, 2008, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Since May 2006, the Company has had approximately $1 million of auction rate securities (ARS) classified as a short-term investment in available-for-sale securities, which paid a monthly average of $4,000 of dividends and interest. Historically, these securities were considered cash alternatives that were risk averse and highly liquid. Beginning in February 2008, the auctions began to fail and through March 2008 no secondary market has developed. Accordingly, ARS are no longer considered cash alternatives and currently lack liquidity. While there is no current market for the ARS, the underlying issuers must continue to pay the interest and dividends when due. Due to the current lack of liquidity of these securities, the Company has reclassified the ARS to a long-term investment in available-for-sale securities. There is no guarantee the Company will be able to liquidate these ARS in the future, which could impact the Company's financial condition and future operations.

There are no other material changes to the risk factors disclosed in our Form 10-K filed with SEC on December 21, 2007 for the fiscal year ended September 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At 9:00 a.m. on February 7, 2008, the Company held its Annual Meeting of Shareholders at its headquarters, located at 1375 Geneva Drive, Sunnyvale, California 94089. There were 6,576,345 shares present or represented by proxy at the meeting, representing a quorum. There were three items of business to be voted on during the meeting.

The first item of business was the election of directors. Shareholders are permitted to vote cumulatively in the election of directors, which allows each shareholder to cast a number of votes equal to the number of directors to be elected multiplied y the number of shares owned, and to distribute such votes among the candidates in such a proportion as such shareholder may determine. In order to vote cumulatively, a shareholder must give notice of this intention by proxy or at the meeting. The votes for each nominee, listed alphabetically by last name, are as set forth in the following table:

	FOR	WITHHELD

Brian P. Cardozo	5,853,254	169,157
Howard L. Farkas	5,853,054	167,357
Steven R. Settles	5,869,560	152,851
William J. Volz	5,867,060	155,351

As a result of the vote, all nominees were elected as directors at the meeting.

The second item of business was a vote to amend the Amended and Restated LOGIC Devices Incorporated Director Stock Incentive Plan to extend the expiration date of such plan by ten years and to authorize an additional 350,000 shares of common stock for the Plan. This item obtained 3,278,492 votes FOR, 205,568 votes AGAINST, and 9,512 votes to ABSTAIN. As the number of votes FOR the proposal represented a majority of the eligible shares present in person or by proxy, this proposal passed and the Plan was amended as such.

The last item of business was to approve the LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan. This item obtained 3,282,574 votes FOR, 202,986 votes AGAINST, and 8,012 votes to ABSTAIN. As the number of votes FOR the proposal represented a majority of the eligible shares present in person or by proxy, this proposal passed and the plan was approved.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The Index to Exhibits appears at Page 15 of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: May 5, 2008	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2008	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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