Form 10-Q
period 2008-06-30
LOGIC DEVICES INC
filed 2008-08-08
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2008

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

Yes   X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer X (Do not check if a Smaller Reporting Company)	Smaller reporting company

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date. On August 7, 2008, 6,814,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I - Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	June 30,	September 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$703,100	$884,000
Investment in available-for-sale securities	-	1,061,900
Accounts receivable	424,400	681,300
Inventories	2,311,400	4,388,700
Prepaid expenses and other current assets	238,500	186,500
Total current assets	3,677,400	7,202,400

Property and equipment, net	912,700	1,038,800
Investment in available-for-sale securities	955,100	-
Other assets, net	22,100	22,100
	$5,567,300	$8,263,300
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,100	$30,100
Accrued payroll and vacation	148,900	119,900
Accrued commissions	8,100	25,000
Other accrued expenses	22,300	70,500
Total current liabilities	211,400	245,500
Deferred rent	20,900	2,100
Total liabilities	232,300	247,600
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	-	-
70,000 designated as Series B, 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,814,438 and 6,812,938 shares issued and outstanding	18,543,200	18,541,300
Additional paid-in capital	150,800	142,200
Comprehensive loss	(19,900)	-
Accumulated deficit	(13,339,100)	(10,667,800)
Total shareholders' equity	5,335,000	8,015,700
	$5,567,300	$8,263,300
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarter ended June 30,
	2008	2007
Net revenues	$728,700	$1,106,800
Cost of revenues	1,151,900	1,409,800
Gross margin	(423,200)	(303,000)
Operating expenses:
Research and development	390,200	706,200
Selling, general and administrative	314,700	437,600
Total operating expenses	704,900	1,143,800
Operating loss	(1,128,100)	(1,446,800)
Interest income	12,100	19,200
Loss before provision for income taxes	(1,116,000)	(1,427,600)
Provision for income taxes	800	-
Net loss	$(1,116,800)	$(1,427,600)
Basic and diluted loss per common share	$(0.16)	$(0.21)
Basic and diluted weighted average common shares outstanding	6,814,438	6,797,938
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the nine months ended June 30,
	2008	2007
Net revenues	$2,562,600	$3,727,700
Cost of revenues	2,908,100	2,547,500
Gross margin	(345,500)	1,180,200
Operating expenses:
Research and development	1,113,000	1,387,900
Selling, general and administrative	1,128,000	1,179,800
Total operating expenses	2,241,000	2,567,700
Operating loss	(2,586,500)	(1,387,500)
Interest and other income, net
Interest income	45,900	55,000
Other (expense) income	(129,900)	1,000
Interest and other income, net	(84,000)	56,000
Loss before provision for income taxes	(2,670,500)	(1,331,500)
Provision for income taxes	800	800
Net loss	$(2,671,300)	$(1,332,300)
Basic and diluted loss per common share	$(0.39)	$(0.19)
Basic and diluted weighted average common shares outstanding	6,814,271	6,793,855
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,671,300)	$(1,332,300)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	225,500	240,700
Write-down of inventory	1,911,000	1,085,800
Deferred rent	18,800	(14,800)
Write-off of capitalized software development costs	-	400,200
Loss on disposal of capital equipment	129,900	-
Stock-based compensation	8,600	18,800
Changes in current assets and liabilities:
Accounts receivable	256,900	59,900
Inventory	166,300	(21,700)
Prepaid expenses and other current assets	(52,000)	(143,800)
Accounts payable	2,000	(100,600)
Accrued payroll and vacation	29,000	4,000
Accrued commissions	(16,900)	(8,200)
Other accrued expenses	(48,200)	25,700
Net cash used in operating activities	(40,400)	(213,700)
Cash flows from investing activities:
Purchases of available-for-sale securities	(25,000)	(539,800)
Sales of available-for-sale securities	112,000	-
Capital expenditures	(229,400)	(199,600)
Other assets	-	(22,500)
Net cash used in investing activities	(142,400)	(761,900)
Cash flows from financing activities:
Exercise of director stock options	-	47,400
Exercise of employee stock options	1,900	7,600
Net cash provided by financing activities	1,900	55,000
Net decrease in cash and cash equivalents	(180,900)	(493,200)
Cash and cash equivalents, beginning	884,000	1,478,100
Cash and cash equivalents, ending	$703,100	$984,900
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2007 and 2006, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2008.

2.         Inventories

A summary of inventories follows:

	June 30,	September 30,
	2008	2007

Raw materials	$156,500	$636,700
Work-in-process	539,100	889,000
Finished goods	1,615,800	2,863,000
	$2,311,400	$4,388,700

3.         Investment in Available-for-Sale Securities

Since May 2006, the Company has had approximately $1 million of auction rate securities (ARS) classified as a short-term investment in available-for-sale securities, which paid a monthly average of $4,000 of dividends and interest. Historically, these securities were considered cash alternatives that were risk averse and highly liquid. Beginning in February 2008, the auctions began to fail and through June 2008 no secondary market has developed. Accordingly, ARS are no longer considered cash alternatives and currently lack liquidity. While there is no current market for the ARS, the underlying issuers must continue to pay the interest and dividends when due. Due to the current lack of liquidity, the Company has reclassified the ARS to a long-term investment in available-for-sale securities.

As the ARS market is still in flux and there is still an expectation for a recovery, the Company believes the unrealized loss from these ARS is temporary. Per Financial Accounting Standards Board (FASB) Statement No. 115 (FAS 115), unrealized gains and losses on available-for-sale securities are included as other comprehensive income (loss) within shareholders' equity. Accordingly, the Company has included the unrealized loss of $19,900 as of June 30, 2008 as part of its shareholders' equity.

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

There were 341,250 and 360,500 common stock options outstanding at June 30, 2008 and 2007, respectively. These options were not considered in calculating the diluted loss per share as their effect would have been antidilutive. As a result, for the quarter and nine months ended June 30, 2008 and 2007, the Company's basic and diluted loss per share are the same.

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

Results of Operations

Revenues

For the quarter and nine months ended June 30, 2008, our net revenues decreased by $378,200 (34%) and $1,165,100 (31%), respectively, compared to the same periods of fiscal 2007. These decreases were primarily the result of the revenues from the digital cinema project being in a catch-up building phase in fiscal 2007, while there have also been some delays of sales of these parts in fiscal 2008 due to a transition to a new contract manufacturer by Texas Instruments. Additional decreases are the result of further deterioration of the revenue contributions from our older product offerings.

Expenses

Our cost of revenues for the quarter ended June 30, 2008 decreased $257,900 (18%) compared to the same quarter of fiscal 2007. This decrease is the result of the sales of items previously written down to zero-value in 2008 being 36% of net revenues compared to only 1% of net revenues in the 2007 quarter. Our quarterly cost of revenues for fiscal 2008 included $790,400 of inventory write-downs, compared to inventory write-downs of $775,000 in the same quarter of fiscal 2007.Our cost of revenues for the nine months ended June 30, 2008 increased by $360,600 (14%) compared to the same period of fiscal 2007 as a result of additional total write-downs of inventory of $1,911,000 in fiscal 2008 compared to $1,085,800 in the same nine months of fiscal 2007.

Research and development (R&D) expenditures for the quarter and nine months ended June 30, 2008 decreased by $316,000 (45%) and $274,900 (20%), respectively, compared to the same periods of fiscal 2007. The 2007 periods included a write-off of $400,200 of capitalized software development costs. As the development of new products is key to future growth, R&D expenses are expected to continue at the current level.

Selling, general, and administrative expenditures for the quarter and nine months ended June 30, 2008 decreased by $122,900 (28%) and $51,800 (4%), respectively, compared to the same periods of fiscal 2007. Certain prepaid expenses were expensed during fiscal 2007 that did not recur in fiscal 2008.

For the quarter and nine months ended June 30, 2008, interest income decreased by $7,000 (36%) and $9,100 (17%), respectively, compared to the same periods of fiscal 2007. This small decrease is the result of lower cash balances and the reduction of our investment in available-for-sale securities. During the nine months ended June 30, 2008, we wrote off $129,900 of capital equipment no longer in use.

As a result of the write-off of capitalized software development costs and virtually no sales of zero-value items in fiscal 2007, our quarterly net loss decreased from $1,427,600 in fiscal 2007 to $1,116,800 in fiscal 2008. However, our decrease in revenues coupled with write-downs of inventory in the nine months ended June 30, 2008 resulted in the nine-month period's net loss increasing from $1,332,300 in fiscal 2007 to $2,671,300 in fiscal 2008.

Liquidity and Capital Resources

Cash Flows

Although we had a net loss of $2,671,300 for the nine months ended June 30, 2008, we used net cash of only $40,400, primarily because the net loss included inventory write-downs totaling $1,911,000 and a loss on the disposal of capital equipment no longer in use totaling $129,900. Both these items contributed to the net loss but did not affect cash. In addition, we produced cash from the collection of accounts receivable aggregating $256,900 and from the sale of existing inventory aggregating $166,300. During the nine months ended June 30, 2008, we also spent $229,400 on capital equipment.

While we had a net loss of $1,332,300 for the nine months ended June 30, 2007, we produced net cash from operations of $213,700 during the period, mainly from the collection of accounts receivable. During this 2007 period, we wrote off or established additional reserves for inventory of $1,085,800 and wrote-off $400,200 of capitalized software development costs, both of which increased the net loss but did not affect cash flows. We used $539,800 and $199,600 for the purchase of available-for-sale securities and capital expenditures, respectively. We also received $55,000 from the exercise of previously issued common stock options during the nine-month period.

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

During fiscal 2007, we reduced our inventory by 16%, or $851,000, and have reduced our inventory by an additional 47%, or $2,077,300, during the nine months of fiscal 2008. A significant portion of this reduction in fiscal 2008 is from the write-down of $1,911,000 of inventory for obsolete or slow-moving product lines. We establish a valuation allowance or provide write-offs against inventory through periodic reviews of inventories on-hand, including lower-of-cost-or-market and excess analyses.

Financing

While we will continue to evaluate future debt and equity financing opportunities, we believe the cost reductions implemented in the past few years have resulted in the cash flow generated from operations providing an adequate base of liquidity to fund future operating and capital needs. Based on the fact that, as of August 7, 2008, we hold approximately $750,000 in cash and cash equivalents and our anticipated cash usage for operations is approximately equal to or less than our current revenue rate, we believe we can cover our cash operating expenses using future revenues, while saving current cash reserves for future capital expenditures, such as mask tooling for new products.

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

In September 2006, the SEC staff published Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB No. 108 does not change the requirements under SAB No. 99 regarding qualitative considerations in assessing the materiality of misstatements. We adopted SAB No. 108 during the third quarter of fiscal year 2007, and the adoption had no impact on our results of operations or financial condition as of and for the fiscal year ended September 30, 2007 or the nine months ended June 30, 2008.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of June 30, 2008, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Since May 2006, the Company has had approximately $1 million of auction rate securities (ARS) classified as a short-term investment in available-for-sale securities, which paid a monthly average of $4,000 of dividends and interest. Historically, these securities were considered cash alternatives that were risk averse and highly liquid. Beginning in February 2008, the auctions began to fail and through June 2008 no secondary market has developed. Accordingly, ARS are no longer considered cash alternatives and currently lack liquidity. While there is no current market for the ARS, the underlying issuers must continue to pay the interest and dividends when due. Due to the current lack of liquidity of these securities, the Company has reclassified the ARS to a long-term investment in available-for-sale securities. There is no guarantee the Company will be able to liquidate these ARS in the future, which could impact the Company's financial condition and future operations.

There are no other material changes to the risk factors disclosed in our Form 10-K filed with SEC on December 21, 2007 for the fiscal year ended September 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The Index to Exhibits appears at Page 14 of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: August 7, 2008	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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