Form 10-K
period 2008-09-30
LOGIC DEVICES INC
filed 2008-12-19
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2008

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

(408) 542-5400

(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act : NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company	Smaller reporting company [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of March 31, 2008, the last day of the registrant’s most recently completed second quarter was $5,055,500.

As of December 18, 2008, the Registrant had 6,814,438 shares of its common stock issued and outstanding.

LOGIC DEVICES INCORPORATED

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, net income, market acceptance of our products, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing and acceptance of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by it. Words such as “anticipates, appears, expects, intends, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under the section, “Item 1A - Risk Factors,” of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. BUSINESS

General Development of the Business

LOGIC Devices Incorporated, an ISO 9001:2000 registered company, develops and markets high-performance, low power digital integrated circuits an integrated modules that perform high-density storage and signal/image processing functions. Our products enable high definition video display, transport, editing, composition, and special effects. We also provide solutions for digital filtering in television broadcast stations and image enhancement in medical diagnostic scanning and imaging equipment.

Our products are used in the broadcast, medical imaging, military, industrial, embedded, telecommunications, and consumer electronics markets. Our products address main-system (core) memory, bulk storage, multi-port arrays, and digital signal processing (DSP) requirements that involve high-performance arithmetic computation. We focus on developing proprietary, silicon IP, and integrated modular, standard catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. We seek to provide related groups of circuits that original equipment manufacturers (OEMs) incorporate into high-performance electronic systems.

We rely on third-party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given LOGIC design, from which finished products are then assembled. Our strategy is to avoid the substantial investment in capital equipment required to establish a wafer fabrication facility, by outsourcing wafer processing to third-party foundry specialists to take advantage of their expertise. See "Business – Background." We currently have two primary wafer suppliers. We continue to explore additional foundry relationships to reduce our dependence on any single wafer foundry.

We market our products worldwide through a combination of a direct sales, one domestic distributor, and 21 international distributors and/or representatives. In fiscal 2008, approximately 31 percent of net revenues were from distributors. We adjust our sales structure to address appropriate market requirements. We include the following as some of our customers: Texas Instruments, BAE Systems, Harmonic, GE Medical, Northrup Grumman, Qualcomm, and Raytheon. Fiscal 2008 net revenues derived from foreign sales approximate 30 percent.

LOGIC Devices was incorporated under the laws of the State of California in April 1983. Our headquarters are located at 1375 Geneva Dr ive, Sunnyvale, California 94089, and our telephone number is 408-542-5400.

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

Background

Continuing advances in fabricating semiconductors are driving a global revolution in electronics. With these ongoing advances, the ability to economically compute, communicate, and control seems to be limited only by the creativity required to implement ever more complex electronic systems. It is increasingly common to implement entire electronic systems on a single small sliver of silicon. The challenges to the industry have increasingly turned toward innovative product definition, timely product development, technical customer support, and heavy capital investments in advanced semiconductor wafer fabrication facilities. The rapid advances in chip fabrication technology have resulted in a specialization of skills within the industry. In addition to the specialization of materials processing skills required to fabricate semiconductor wafers, the industry increasingly requires and values system architecture development, interoperability standards, signal processing algorithms, and circuit design expertise as essential skills for developing financially successful products. Many opportunities have thus emerged for semiconductor companies that focus on product definition, advanced design techniques, and technical application support, and that rely on third parties for wafer fabrication. We focus our resources on defining and developing high-performance integrated circuit components and integrated multi-chip modular products to growing markets, which require demanding computational throughput.

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

In addition to, as well as a result of our work on high-performance, low power silicon developments for the markets, applications, and platforms we serve, we have introduced a product family enabling us to provide advanced, multi-chip, integrated modular products. This product packaging medium facilitates the integration of LOGIC silicon IP as well as silicon IP from other semiconductor manufacturers providing high-density, wide-word memory arrays, sub-systems, and systems in packages.

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

We seek to identify additional markets that require the application our silicon design and multi-chip packaging expertise; that are stable, long-lived markets that are not extremely cost-sensitive; that offer potential for substantial revenue growth; and that are not served by larger competitors with substantially more resources. Currently the semiconductor industry is challenged by several factors. First, the cost of developing high complexity products is escalating nearly as fast as the capability of the technology itself is increasing. Second, the disciplines required to develop complex, systems-on-chips (SOCs) requires a rapidly increasing breadth of technical skills. Consumer-related products are experiencing ever shrinking life cycles as new products are quickly supplanted by even newer products.

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

We have historically maintained, and expect to continue to maintain, high levels of inventory for newer products. For some product types, we must purchase all of our anticipated inventory needs for the life of the product (often ten or more years) in a short period of time. Our high inventory levels heighten the risk of inventory obsolescence and write-offs.

Marketing, Sales, and Customers

We market our products worldwide to a broad range of customers through our own direct sales force, one domestic electronics distributor, and 21 international electronics distributors and/or representatives. We concentrate our direct marketing efforts on high-performance segments of the broadcast, medical imaging, industrial, embedded telecommunications and consumer markets, in applications where high speed is critical. Among our OEM customers are Texas Instruments, BAE Systems, Harmonic, GE Medical, Northrup Grumman, Qualcomm, and Raytheon.

Distributors purchase our products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, our distributors receive certain price protection and limited stock rotation rights. However, our distributors are required to simultaneously order an amount equal to or greater than any rotation items returned. During fiscal 2008, 2007, and 2006, sales through distributors accounted for approximately 31%, 27%, and 38% of net revenues, respectively.

In fiscal 2008, 2007, and 2006, no distributors generated more than 10% of net revenues; however, Benchmark Electronics (manufacturer for Texas Instruments) comprised 26%, 43% and 23% of net revenues in fiscal 2008, 2007, and 2006, respectively. In addition, BAE Systems comprised 19% and 12% of net revenues in fiscal 2008 and 2006, respectively.

Our distributors are not exclusive and they may also market products competitive with our products. We warrant our products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

International sales are conducted by sales representatives and distributors located throughout Europe and Asia. During fiscal 2008, 2007, and 2006, our export sales were approximately 30%, 33%, and 40% of net revenues, respectively (see Note 7 in "Notes to Financial Statements" contained in Item 8). Our international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for our products. Although our international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, we have not experienced any material difficulties resulting from these restrictions to date.

Backlog

As of December 2, 2008 and 2007, our backlog was approximately$357,200 and $147,000, respectively. This backlog includes all released purchase orders shippable within the following 12 months, including orders from distributors. Our backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, all orders on the backlog that are not "last-time buys" of obsolete products are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors and credits for returned products. We produce catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The business for our catalog products, like the businesses of other companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by volume purchase contracts. Our shipments are generally concentrated toward the end of the third month of each quarter, making it difficult to predict our revenues and results of operations for any fiscal period. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a good indicator of future revenues.

Research and Development

As we have not introduced sufficient new silicon IP products in the past few years, we view all new product development as the most important factor affecting revenue growth; therefore, we continue our commitment to research and development of silicon IP. In addition, we bolster our position with the addition of our multi-chip packaged products, facilitating the integration of our silicon IP with the silicon IP of others to provide packaged solutions to our current and prospective expansion customers. Research and development expenditures were 47%, 38%, 21% of net revenues in fiscal 2008, 2007, and 2006, respectively. However, the fiscal 2007 figure includes a write-off of $400,200 of capitalized software development costs. These percentages are also affected by the declining revenues. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Statements of Operations," contained in Items 6, 7, and 8, respectively.

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

Since others have obtained patents covering various semiconductor designs and processes, certain of our present or future designs or processes may be claimed to infringe upon the patents of third parties. We have previously received, and may in the future receive, claims that one or more aspects or uses of our products infringe on patent or other intellectual property rights of third parties. See Item 3 – “Legal Proceedings.” We do not believe that we infringe upon any known patents at this time. If any such infringements exist or arise in the future, we may be liable for damages and may, like many companies in the semiconductor industry, find it necessary or desirable to obtain licenses relating to one or more of our current or future products. Based on industry practice, we expect that any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect. There can be no assurance, however, that licenses could, in fact, be obtained on commercially reasonable terms, or at all, or that litigation would not occur. Our inability to obtain such licenses on economically reasonable terms or the occurrence of litigation could adversely affect us.

Employees

As of September 30, 2008, we had 15 full-time employees. We have been careful to retain employees that are important to maintain our ongoing development efforts. Our ability to attract and retain qualified personnel is an important factor in our continued success. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

We have sustained substantial net losses during the past five fiscal years, other than fiscal 2006. These net losses are attributable principally to delays in the television broadcast industry’s transition to high definition digital broadcasting from current analog standards, a downturn in the semiconductor industry, and lack of new product introductions. Many factors will affect our ability to become profitable or sustain profitability, such as continued demand for our products by our customers, lack of price erosion, efficiency of our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage operating expenses.

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

Since May 2006, we have had approximately $1 million of auction rate securities (ARS) classified as a short-term investment in available-for-sale securities, which paid a monthly average of $3,500 of dividends and interest. Historically, these securities were considered cash alternatives that were risk averse and highly liquid. Beginning in February 2008, the auctions began to fail and through June 2008 no secondary market has developed. Accordingly, ARS are no longer considered cash alternatives and currently lack liquidity. While there is no current market for the ARS, the underlying issuers must continue to pay the interest and dividends when due. On October 16, 2008, we elected to accept an offer from UBS Financial Services Inc. (UBS) for ARS Rights to sell our ARS to UBS at par value at any time during a two-year period, beginning January 2, 2009. In addition, on November 10, 2008, we obtained a no net-cost line of credit from UBS Bank USA for the par value of our ARS. We drew down the entire $975,000 available balance on November 21, 2008. This loan is considered no net-cost as the interest charged is the lesser of the LIBOR rate plus an established percentage rate or the interest and/or dividends earned on our ARS. Therefore, our interest paid can be no more than the interest and/or dividends we earn on the ARS. When we exercise the ARS Rights, we will pay back the no net-cost loan and the line will be closed.

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

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of fiscal 2008.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades under the ticker symbol, LOGC, on The Nasdaq Capital Market. The following tables sets forth, for the period indicated, the high and low closing sales prices for our Common Stock, as reported by Nasdaq during the following calendar quarters:

Calendar Year	High	Low

2006
Fourth quarter	$3.02	$2.12

2007
First quarter	$2.77	$1.85
Second quarter	$2.34	$1.76
Third quarter	$3.18	$1.92
Fourth quarter	$2.07	$1.03

2008
First quarter	$2.50	$1.00
Second quarter	$1.18	$0.88
Third quarter	$1.52	$0.90

Holders

As of December 18, 2008, there were approximately 1,500 holders of record of our Common Stock.

Dividends

We have not paid any dividends on our Common Stock since our incorporation.

Performance Graph

The following graph, which is furnished rather than filed, compares the five-year cumulative total return on our Common Stock to the total returns on the S&P 500 Index and the NASDAQ Electronic Components Stock Index. This comparison assumes, in each case, that $100 was invested on or about September 30, 2003 and all dividends were reinvested. Our fiscal year ends on September 30 each year.

* $100 invested on 09/30/03 in stock or index – including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the position of our equity compensation plans as of September 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by
security holders	337,500	$1.595	1,015,000

Equity compensation plans not approved
by security holders	–		–
Total	337,500	$1.595	1,015,000

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for our last five fiscal years. This information is derived from our audited financial statements, unless otherwise stated. This data should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this report.

(In thousands, except per share amounts)

		Fiscal Years Ended:
	September 30,	September 30,	September 30,	September 30,	September 28,
	2008	2007	2006	2005	2004

Net revenues	$3,352	$4,686	$4,641	$3,509	$4,415

Research and development	$1,563	$1,812	$982	$730	$1,364

Net (loss) income	$(3,965)	$(1,488)	$129	$(1,363)	$(1,472)

Basic (loss) earnings per
common share	$(0.58)	$(0.22)	$0.02	$(0.20)	$(0.22)

Basic weighted-average
common shares outstanding	6,814	6,797	6,754	6,750	6,715

Working capital	$3,162	$6,957	$7,897	$7,589	$9,583

Inventory	$1,425	$4,389	$5,240	$5,626	$7,079

Total assets	$4,376	$8,263	$9,717	$9,547	$10,836

Shareholders' equity	$4,035	$8,016	$9,397	$9,238	$10,590

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including those identified in “Item 1A – Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this report.

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

Liquidity and Capital Resources

Our operations used net cash of $386,300, despite a large net loss of $3,965,000 for fiscal 2008. Inventory write-downs totaling $2,059,700 and a write-off of property and equipment no longer in use totaling $129,900 increased our net loss but did not affect cash flows. Sales of existing inventories produced $904,700 of cash for operations, while timing of invoices resulted in an increase in accounts payable of $126,200. Prior to the collapse of the auction rate securities market, we liquidated $112,000 of our investment. Capital expenditures of $274,200 included mask tooling and production tooling for new products.

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

With continuing low revenue levels, management felt it necessary to also review our raw materials and work-in-process. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for potential excess materials. In fiscal 2008, we wrote down inventory against our inventory valuation allowance of $1,573,700 and additional inventory totaling $2,059,300. In fiscal 2007, we increased our inventory valuation allowance by $402,700 for potential excess materials, while writing down $1,551,000 of inventory against this previously established allowance. In addition, during fiscal 2007, we scrapped other inventory of $555,600. We believe our current inventory valuation provides a reasonable estimate of the recoverability of inventories at the end of fiscal 2008.

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

Financing

On November 10, 2008, we obtained a no net-cost line of credit from UBS Bank USA for the $975,000 par value of our Auction Rate Securities (ARS). We drew down the entire $975,000 available balance on November 21, 2008 so we would have the cash readily available rather than held in the illiquid ARS at UBS Financial Services Inc. (UBS). This loan is considered no net-cost as the interest charged is the lesser of the LIBOR rate plus an established percentage rate or the interest and/or dividends earned on our ARS. Therefore, our interest paid can be no more than the interest and/or dividends we earn on the ARS. In addition, on October 16, 2008, we signed an agreement with UBS for ARS Rights to sell our ARS to UBS at par value within a two-year period beginning January 2, 2009. At the time we exercise these ARS Rights, we will pay back the no net-cost loan from UBS Bank USA and the line will be closed.

We believe the cost reductions we have undertaken in the past few years will allow us to use this cash, along with cash from future revenues, to fund current operations and future capital needs. However, we continue to evaluate our debt and equity financing opportunities.

Contractual Obligations

Our only contractual obligation is our facility operating lease. The following table summarizes the future fixed payments under this lease as of September 30, 2008. Payment timing may be subject to change.

		Payments due by period:
	Total	Within 1 year	1-3 years	After 3 years

Building	$1,442,500	$223,200	$719,200	$500,100

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Results of Operations

Comparison of Fiscal Years Ended September 30, 2008 and 2007

Net revenues for fiscal 2008 decreased 28 percent from $4,686,400 in fiscal 2007 to $3,352,100. This decrease was the result of the older products, including the digital cinema project, dropping off with no new product revenues replacing them during fiscal 2008.

Cost of revenues for fiscal 2008 increased 47 percent from $2,846,700 in fiscal 2007 to $4,196,600, mainly the result of write-downs of inventory totaling $2,059,300. Sales of products previously written down to zero were 27% of revenues in fiscal 2008 compared to 15% in fiscal 2007.

Research and development expenses decreased 14 percent from $1,811,800 in fiscal 2007 to $1,563,400 in fiscal 2008. This decrease is primarily the result of the one-time $400,200 write-off of capitalized test software done in fiscal 2007. During the last quarter of fiscal 2008, we made a few minor staffing cuts but believe the current team can complete the new products we currently have in development.

Selling, general, and administrative expenses decreased four percent from $1,546,400 in fiscal 2007 to $1,483,200. This decrease was mainly the result of general cost cutting in fiscal 2008 and the expensing of certain prepaids in fiscal 2007 that did not recur in fiscal 2008.

Interest income decreased 25 percent from $75,900 in fiscal 2007 to $56,700, primarily as a result of a smaller balance in available-for-sale securities and a lower cash balance in fiscal 2008. Other expense in fiscal 2008 consisted of the write-off of property and equipment no longer in use.

As a result of the decreased revenues and large write-down of inventory, we had a net loss of $3,965,000 in fiscal 2008, compared to a net loss of $1,487,700 in fiscal 2007.

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

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that we will not realize benefits of these deductible differences as of September 30, 2008. Accordingly, we have established a valuation allowance against our net deferred income tax assets as of September 30, 2008.

Impact of New Financial Accounting Standards

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheets of LOGIC Devices Incorporated (the "Company") as of September 30, 2008 and 2007 and the related statements of operations, shareholders' equity, and cash flows for each of the fiscal years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2008 and 2007 and the results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of LOGIC Devices Incorporated’s internal control over financial reporting as of September 30, 2008 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Irvine, California

December 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

   and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying LOGIC Devices Incorporated (the "Company") statements of operations, shareholders' equity, and cash flows for the fiscal year ended September 30, 2006. Our audit also included the financial statement schedule of the Company listed in Item 15 for the fiscal year ended September 30, 2006. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of LOGIC Devices Incorporated for the fiscal year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Perry-Smith LLP

Sacramento, California

November 29, 2006

	LOGIC Devices Incorporated

		Balance Sheets

	September 30,	September 30,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$312,400	$884,000
Investment in available-for-sale securities	944,400	1,061,900
Accounts receivable	658,200	681,300
Inventories	1,424,700	4,388,700
Prepaid expenses and other current assets	136,800	186,500
Total current assets	3,476,500	7,202,400

Property and equipment, net	877,800	1,038,800
Other assets, net	22,100	22,100
	$4,376,400	$8,263,300

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$156,300	$30,100
Accrued payroll, vacation and bonuses	126,200	119,900
Accrued commissions	16,000	25,000
Other accrued expenses	16,000	70,500
Total current liabilities	314,500	245,500

Deferred rent	26,500	2,100
Total liabilities	341,000	247,600

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	-	-
70,000 designated as Series B, 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,814,438 and 6,812,938 shares issued and outstanding	18,543,200	18,541,300
Additional paid-in capital	155,600	142,200
Other comprehensive loss	(30,600)	-
Accumulated deficit	(14,632,800)	(10,667,800)
Total shareholders' equity	4,035,400	8,015,700
	$4,376,400	$8,263,300

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

		LOGIC Devices Incorporated

		Statements of Operations

	For the fiscal years ended September 30,
	2008	2007	2006

Net revenues	$3,352,100	$4,686,400	$4,640,600
Cost of revenues	4,196,600	2,846,700	2,153,700
Gross margin	(844,500)	1,839,700	2,486,900

Operating expenses:
Research and development	1,563,400	1,811,800	981,700
Selling, general and administrative	1,483,200	1,546,400	1,421,900
Total operating expenses	3,046,600	3,358,200	2,403,600
Operating (loss) income	(3,891,100)	(1,518,500)	83,300

Other expense (income), net:
Interest income	(56,700)	(75,900)	(37,800)
Other expense (income), net	129,800	(100)	(9,100)
Total other expense (income), net	73,100	(76,000)	(46,900)
(Loss) income before provision for income taxes	(3,964,200)	(1,442,500)	130,200
Provision for income taxes	800	45,200	800
Net (loss) income	$(3,965,000)	$(1,487,700)	$129,400
Basic (loss) earnings per common share	$(0.58)	$(0.22)	$0.02
Basic weighted average common shares outstanding	6,814,313	6,797,480	6,754,021
Diluted (loss) earnings per common share	$(0.58)	$(0.22)	$0.02
Diluted weighted average common shares outstanding	6,814,313	6,797,480	6,794,789

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

					LOGIC Devices Incorporated

				Statement of Shareholders' Equity

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, September 30, 2005	6,753,188	$18,447,500	$100,000	$–	$(9,309,500)	$9,238,000

Grants of director common
stock options	–	–	14,000	–	–	14,000

Vested grants of employee
common stock options	–	–	4,700	–	–	4,700

Exercise of director
common stock options	10,000	11,000	-	–	-	11,000

Net income	–	–	–	–	129,400	129,400
Balances, September 30, 2006	6,763,188	18,458,500	118,700	–	(9,180,100)	9,397,100

Grants of director common
stock options	–	–	18,800	–	–	18,800

Vesting of employee
common stock options	–	–	4,700	–	–	4,700

Exercise of director
common stock options	30,000	47,400	–	–	–	47,400

Exercise of employee
common stock options	19,750	35,400	–	–	–	35,400

Net loss	–	–	–	–	(1,487,700)	(1,487,700)
Balances, September 30, 2007	6,812,938	18,541,300	142,200	–	(10,667,800)	8,015,700

Grants of director common
stock options	–	–	8,700	–	–	8,700

Vesting of employee
common stock options	–	–	4,700	–	–	4,700

Exercise of employee
common stock options	1,500	1,900	–	–	–	1,900

Unrealized loss on available-
for-sale securities	–	–	–	(30,600)	–	(30,600)

Net loss	–	–	–	–	(3,965,000)	(3,965,000)
	6,814,438	$18,543,200	$155,600	$(30,600)	$(14,632,800)	$4,035,400

See accompanying Summary of Accounting Policies and Notes to Financial Statements.

		LOGIC Devices Incorporated

		Statements of Cash Flows

	For the fiscal years ended September 30,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(3,965,000)	$(1,487,700)	$129,400
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	305,200	307,800	256,000
Issuance of common stock options	13,400	23,500	18,700
Write-down of inventory	2,059,300	555,600	-
Inventory valuation allowance adjustment	-	402,700	1,036,900
Loss on disposal of capital equipment	129,900	145,200	3,500
Write-off of capitalized software development costs	-	400,200	200,000
Deferred rent	24,400	(17,600)	(14,100)
Change in operating assets and liabilities:
Accounts receivable	23,100	149,600	(96,000)
Inventories	904,700	(107,300)	(650,200)
Prepaid expenses and other current assets	49,700	(44,900)	24,100
Property tax refund receivable	-	-	45,000
Accounts payable	126,200	(116,800)	(60,100)
Accrued payroll and vacation	6,300	20,200	38,200
Accrued commissions	(9,000)	14,600	3,300
Other accrued expenses	(54,500)	27,500	43,000
Net cash (used in) provided by operating activities	(386,300)	272,600	977,700
Cash flows from investing activities:
Purchases of available-for-sale securities	(25,000)	(554,900)	(507,000)
Sales of available-for-sale securities	112,000	-	-
Capital expenditures	(274,200)	(391,100)	(196,700)
Other assets	-	(3,500)	(99,800)
Net cash used in investing activities	(187,200)	(949,500)	(803,500)
Cash flows from financing activities:
Exercise of director stock options	-	47,400	11,000
Exercise of employee stock options	1,900	35,400	-
Net cash provided by financing activities	1,900	82,800	11,000
Net (decrease) increase in cash and cash equivalents	(571,600)	(594,100)	185,200
Cash and cash equivalents, beginning	884,000	1,478,100	1,292,900
Cash and cash equivalents, ending	$312,400	$884,000	$1,478,100

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

The Company and Nature of Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company’s products include chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 69 percent of the Company's net revenues in fiscal 2008 were derived from original equipment manufacturers, while sales through distributors accounted for approximately 31 percent of net revenues. Approximately 70 percent of the Company's fiscal 2008 net revenues were from domestic sales and approximately 30 percent from foreign sales.

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

Cash, Cash Equivalents, and Investments in Available-for-Sale Securities

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments that do not meet the definition of cash equivalents are classified as available-for-sale in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s available-for-sale securities consist of auction rate municipal notes with expiration dates through 2028. The interest is settled and the rate is reset every seven days.

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on its analysis of historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, the Company has not experienced significant losses related to receivables. At September 30, 2008 and 2007, the Company determined that no allowance for doubtful accounts was necessary.

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

Research and Development Costs

Research and development costs are expensed to operations as incurred.

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

There were 337,500 and 335,500 common stock options outstanding at September 30, 2008 and 2007, respectively. These options were not considered in calculating diluted net loss per common share as their effect would have been antidilutive. As a result, for fiscal 2008 and 2007, the Company’s basic and diluted net loss per common share are the same. For the fiscal year ended September 30, 2006, the Company had 40,767 dilutive shares as the weighted average market price for the Company’s common stock during the fiscal year was $1.447.

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

Share-based Payments

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

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2008	2007	2006

Dividend yield	None	None	None
Expected volatility	49.8%	49.8%	61.3%
Risk-free interest rate	2.2%	4.5%	4.9%
Expected term (years)	4.0	4.0	4.0

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

1.              Inventories

A summary of inventories follows:

	September 30,	September 30,
	2008	2007

Raw materials	$156,500	$636,700
Work-in-process	149,400	889,000
Finished goods	1,118,800	2,863,000
	$1,424,700	$4,388,700

2.              Property and Equipment

A summary of property and equipment follows:

	September 30,	September 30,
	2008	2007

Equipment	$3,299,400	$3,247,100
Tooling costs	549,600	483,700
Leasehold improvements	179,500	154,100
	4,028,500	3,884,900
Less accumulated depreciation	3,150,700	2,846,100
	$877,800	$1,038,800

3.              Provisions for Income Taxes

The provision for income taxes for fiscal 2007 includes a current state expense of $800, federal alternative minimum taxes of $37,100, and state alternative minimum taxes of $6,500. The provision for income taxes for fiscal 2008 and 2006 includes a current state expense of $800 only for each year.

The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2008, 2007,and  2006, to the income (loss) before taxes:

	2008	2007	2006

Federal income tax expense (benefit) at statutory rate	$(1,347,800)	$(490,400)	$44,000
Tax credit carryforwards originated in current year	(46,700)	(41,000)	(29,900)
State tax expense (benefit), net of federal tax benefit	(223,700)	(85,700)	7,000
Adjustment of prior year net operating loss
carryforwards before valuation allowance	(9,700)	(28,200)	(258,900)
Valuation allowance	1,633,000	765,800	(38,400)
Other, net	(4,300)	(75,300)	277,000
	$800	$45,200	$800

Deferred tax assets and liabilities comprise the following:

	September 30,	September 30,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$8,113,200	$5,681,000
Reserves not currently deductible	–	673,900
Tax credit carryforwards	602,900	442,900
Other	–	53,400
Gross deferred tax assets	8,716,100	6,851,200

Deferred tax liabilities:
State tax benefit	(553,500)	(396,900)
Depreciation	(75,300)	–
Net deferred tax assets	8,087,300	6,454,300
Valuation allowance	(8,087,300)	(6,454,300)
Net deferred taxes	$–	$–

The valuation allowance increased $1,633,000 from fiscal 2007 to fiscal 2008. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (NOLs), partially offset by the decrease in reserves not currently deductible. Because the Company's management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

As of September 30, 2008, the Company has Federal and State NOLs totaling approximately $20,121,300 and $14,389,000 respectively, available to offset future taxable income. These NOLs expire at various times through 2027 and 2017, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $230,700 and $82,500, respectively, expiring at various times through 2027. The Company has state manufacturing tax credit carryforwards totaling approximately $289,600, which expire at various times through 2011.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.

4.              Commitments and Contingencies

Leases

The Company leases its facilities under an operating lease, which requires the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. During fiscal 2006, the Company also leased certain equipment under operating leases. Rent expense under the various leases was $239,300, $214,900, and $381,800 for fiscal 2008, 2007, and 2006, respectively.

A summary of future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

Amount

Fiscal years ending:
September 30, 2009	$223,100
September 30, 2010	231,400
September 30, 2011	239,700
September 30, 2012	248,100
Thereafter	500,200
$1,442,500

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

5.               Share-Based Compensation

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. There are 1,015,000 authorized shares remaining for granting of future options.

Per FAS 123R, the estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations for fiscal years ended September 30, 2008, 2007 and 2006 related to common stock options was $13,400 ($0.30 per share), $23,500 ($0.58 per share) and $18,700 ($0.00 per share), respectively. The Company did not record income tax benefits related to the equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. There was no significant impact from the implementation of FAS 123R on the cash flows from operations during fiscal 2008, 2007 and 2006.

A summary of nonvested shares at September 30, 2008 and changes during the fiscal year then ended follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares at October 1, 2007	25,250	$0.47

Granted	45,000	$0.28
Vested	(50,875)	$0.30
Forfeited/Expired	(16,500)	$0.47
Nonvested shares at September 30, 2008	2,875	$0.47

As September 30, 2008, there was $4,800 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized in one year. The total fair value of options vested during the fiscal year ended September 30, 2008 was $13,400. Cash received from exercises of common stock options during fiscal 2008 was $1,900.

A summary of changes in common stock options outstanding under the equity-based compensation plans for the fiscal years ended September 30, 2008 and 2007 follows:

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2006	465,500	$1.509	3.56	$551,000

Granted	45,000	$2.240
Exercised	(49,750)	$1.663		$82,800
Forfeited/Expired	(125,250)	$1.157
Outstanding at September 30, 2007	335,500	$1.405	4.23	$249,400

Granted	45,000	$1.210
Exercised	(1,500)	$1.270		$1,900
Forfeited/Expired	(41,500)	$2.087
Outstanding at September 30, 2008	337,500	$1.595	2.57	$–
Exercisable at September 30, 2008	334,625	$1.598	2.52	–
Exercisable at September 30, 2007	310,250	$1.741	3.85	$128,900

The weighted average fair value of options granted during the fiscal year ended September 30, 2008 was $0.28.

6.               Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2008, two customers accounted for approximately 26 and 19 percent of net revenues, with accounts receivable of $188,600 and $76,900 as of September 30, 2008, respectively. For fiscal 2007, one customer accounted for approximately 43 percent of net revenues, with accounts receivable of $334,900 as of September 30, 2007. For fiscal 2006, two customers accounted for approximately 23 and 12 percent of net revenues, with accounts receivable of $59,900 and $359,400, respectively, as of September 30, 2006.

For fiscal 2008, three suppliers comprised 10 or more percent of the total inventory purchases (31, 29, and 14 percent). During fiscal 2007, one supplier comprised 62 percent of the total inventory purchases (no others comprised more than 10 percent). Five suppliers comprised 10 or more percent of the total inventory purchases in fiscal 2006 (42, 15, 15, 13, and 11 percent).

Export Sales

The following table summarizes export sales information:

	2008	2007	2006

Western Europe	$524,500	$1,132,700	$1,170,200
Far East	497,500	393,400	622,700
Other	–	37,800	50,900
	$1,022,000	$1,563,900	$1,843,800

In fiscal 2008, 2007 and 2006, no one country accounted for more than 10 percent of net revenues.

7.               Use of Estimates and Concentrations of Credit Risks

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of management estimates. These estimates are impacted, in part, by the following risks and uncertainties:

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents and available-for-sale securities with high quality financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution as much as practicable.

A significant portion of the Company’s accounts receivable have historically been derived from one major class of customer (distributors) with the remainder being spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to the diversity of its products, end-customers, and geographic sales areas. The Company performs credit evaluations of its customers’ financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

The Company currently is dependent on two suppliers as its wafer-processing sources. If this supply was to be interrupted or the terms were to become unfavorable to the Company, this could have a material adverse impact on the Company’s operations.

The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Due to the Company's reliance upon a limited number of suppliers, high levels of inventory are also maintained to protect against a disruption in supply. Because the Company’s markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company’s customers place orders with short lead times. Demand will differ from forecasts and such differences may have a material effect on actual operations.

8.               Statements of Cash Flows

There was no interest paid during fiscal 2008, 2007, and 2006. The Company paid $80,000 ($77,200 for estimated alternative minimum taxes) for income tax in fiscal 2007. In fiscal 2008 and 2006, the Company paid $800 each for income taxes. There were no non-cash investing and financing activities during fiscal 2008, 2007, and 2006.

9.               401(k) Savings Plan

The Company adopted a 401(k) Savings Plan (the Plan) in September 2005. Employees are able to make voluntary contributions and the Company has the discretion to make matching contributions. The Plan covers all employees meeting certain age and service requirements. The Company funds expenses incurred in connection with the Plan. The Company made no matching contributions in fiscal 2008 and 2007.

10.            Subsequent Event

On November 10, 2008, we obtained a no net-cost line of credit from UBS Bank USA for the $975,000 par value of our Auction Rate Securities (ARS). We drew down the entire $975,000 available balance on November 21, 2008 so we would have the cash readily available rather than held in the illiquid ARS at UBS Financial Services Inc. (UBS). This loan is considered no net-cost as the interest charged is the lesser of the LIBOR rate plus an established percentage rate or the interest and/or dividends earned on our ARS. Therefore, our interest paid can be no more than the interest and/or dividends we earn on the ARS. In addition, on October 16, 2008, we signed an agreement with UBS for ARS Rights to sell our ARS to UBS at par value within a two-year period beginning January 2, 2009. At the time we exercise these ARS Rights, we will pay back the no net-cost loan from UBS Bank USA and the line will be closed.

Quarterly Financial Data (Unaudited)

The following is an unaudited summary of quarterly results of operations for the fiscal years ended September 30, 2008 and 2007 (in thousands, except per share data):

		Fiscal Quarters Ended:			Fiscal
	12/31/07	03/31/08	06/30/08	09/30/08	Year

Net revenues	$ 869	$ 965	$ 729	$ 789	$ 3,352

Gross margin	$ 128	$ (50)	$ (423)	$ (499)	$ (844)

Loss from operations	$ (649)	$ (809)	$ (1,128)	$ (1,305)	$ (3,891)

Loss before income taxes	$ (763)	$ (791)	$ (1,116)	$ (1,294)	$ (3,964)

Net loss	$ (763)	$ (791)	$ (1,117)	$ (1,294)	$ (3,965)

Basic loss per share	$ (0.11)	$ (0.12)	$ (0.16)	$ (0.19)	$ (0.58)

Basic wtd-avg common shares	6,814	6,814	6,814	6,814	6,814

		Fiscal Quarters Ended:			Fiscal
	12/31/06	03/31/07	06/30/07	09/30/07	Year

Net revenues	$ 1,362	$ 1,258	$ 1,107	$ 959	$ 4,686

Gross margin	$ 705	$ 778	$ (303)	$ 659	$ 1,839

Income (loss) from operations	$ 35	$ 24	$ (1,447)	$ (131)	$ (1,519)

Income (loss) before income taxes	$ 55	$ 42	$ (1,428)	$ (111)	$ (1,442)

Net income (loss)	$ 55	$ 41	$ (1,428)	$ (155)	$ (1,487)

Basic income (loss) per share	$ 0.01	$ 0.01	$ (0.21)	$ (0.03)	$ (0.22)

Basic wtd-avg common shares	6,773	6,795	6,798	6,808	6,797

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reporting within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  Provide reasonable assurance that transactions as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of its assessment of internal control over financial reporting, management has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has material affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item is incorporated by reference from our proxy statement for our 2009 Annual Meeting, expected to be filed with the SEC no later than January 28, 2009.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our proxy statement for our 2009 Annual Meeting, expected to be filed with the SEC no later than January 28, 2009.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information required by this Item is incorporated by reference from our proxy statement for our 2009 Annual Meeting, expected to be filed with the SEC no later than January 28, 2009.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our proxy statement for our 2009 Annual Meeting, expected to be filed with the SEC no later than January 28, 2009.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from our proxy statement for our 2009 Annual Meeting, expected to be filed with the SEC no later than January 28, 2009.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:
(1)

Our Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear at pages 20 to 34 of this report; see Index to Financial Statements and Financial Statement Schedules at page 19 of this report.

	(2)	Our Financial Statement Schedule (Schedule II) appears on page 38.
	(3)	Our Index to Exhibits appears at page 40 of this report.

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to expense	Write-offs	Ending Balance

Allowance for doubtful accounts
There was no allowance for doubtful accounts needed in fiscal 2008, 2007, and 2006.

Inventory

2008	$1,573,700	$–	$(1,573,700)	$–

2007	$2,722,000	$402,700	$(1,551,000)	$1,573,700

2006	$1,685,100	$1,036,900	$–	$2,722,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 18, 2008	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 18, 2008
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	December 18, 2008
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 18, 2008
/s/ Brian P. Cardozo Brian P. Cardozo	Director	December 18, 2008
/s/ Steven R. Settles Steven R. Settles	Director	December 18, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (2)
10.1	Real estate lease regarding our Sunnyvale, CA facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.2] (4)
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan. [10.3] (4)
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
23.1	Consent letter of Hein & Associates LLP.
23.2	Consent letter of Perry-Smith LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, as filed with the SEC on January 26, 2005.
(2)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, as filed with the SEC on May 15, 2007.
(3)	Current Report on Form 8-K, as filed with the SEC on August 7, 2007.
(4)	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, as filed with the SEC on May 6, 2008.
(5)	Annual Report on Form 10-K for the transition period January 1, 1998 to October 3, 1999, as filed with the SEC on January 13, 1999.