Form 10-Q
period 2008-12-31
LOGIC DEVICES INC
filed 2009-02-04
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

December 31, 2008

Commission File Number

0-17187

LOGIC Devices Incorporated

(Exact name of registrant as specified in its charter)

California

94-2893789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1375 Geneva Drive, Sunnyvale, California 94089

(Address of principal executive offices)

(Zip Code)

(408) 542-5400

(Registrant’s telephone number, including area code)

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

Yes            No    X

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date. On February 4, 2009, 6,814,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	December 31,	September 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,023,600	$312,400
Investment in available-for-sale securities	880,000	944,400
Accounts receivable	376,300	658,200
Inventories	1,277,000	1,424,700
Prepaid expenses and other current assets	183,100	136,800
Total current assets	3,740,000	3,476,500

Property and equipment, net	829,400	877,800
Other assets, net	22,100	22,100
	$4,591,500	$4,376,400
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$923,400	$–
Accounts payable	94,300	156,300
Accrued payroll and vacation	101,800	126,200
Accrued commissions	15,400	16,000
Other accrued expenses	25,800	16,000
Total current liabilities	1,160,700	314,500
Deferred rent	30,700	26,500
Total liabilities	1,191,400	341,000
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
6,814,438 and 6,812,938 shares issued and outstanding	18,543,200	18,541,300
Additional paid-in capital	155,600	142,200
Comprehensive loss	(45,000)	(30,600)
Accumulated deficit	(15,253,700)	(14,632,800)
Total shareholders' equity	3,400,100	4,035,400
	$4,591,500	$4,376,400
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarter ended December 31,
	2008	2007
Net revenues	$445,400	$868,700
Cost of revenues	413,800	741,200
Gross margin	31,600	127,500
Operating expenses:
Research and development	301,100	360,600
Selling, general and administrative	358,200	416,500
Total operating expenses	659,300	777,100
Operating loss	(627,700)	(649,600)
Other income and expense, net
Interest income	8,500	16,700
Interest expense	(1,700)	–
Other expense	–	(129,900)
Other income and expense, net	6,800	(113,200)
Loss before provision for income taxes	(620,900)	(762,800)
Provision for income taxes	–	–
Net loss	$(620,900)	$(762,800)
Basic and diluted loss per common share	$(0.09)	$(0.11)
Basic and diluted weighted average common shares outstanding	6,814,438	6,813,938
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the quarter ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(620,900)	$(762,800)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	79,900	71,900
Write-down of inventory	250,200	348,800
Deferred rent	4,200	6,300
Loss on disposal of capital equipment	–	129,900
Stock-based compensation	8,600	18,800
Changes in current assets and liabilities:
Accounts receivable	281,900	42,200
Inventory	(102,500)	127,800
Prepaid expenses and other current assets	(46,300)	(46,500)
Accounts payable	(62,000)	3,700
Accrued payroll and vacation	(24,400)	34,700
Accrued commissions	(600)	(16,400)
Other accrued expenses	9,800	(13,900)
Net cash used in operating activities	(230,700)	(74,300)
Cash flows from investing activities:
Purchases of available-for-sale securities	–	(13,600)
Sales of available-for-sale securities	50,000	75,000
Capital expenditures	(31,500)	(12,700)
Net cash provided by investing activities	18,500	48,700
Cash flows from financing activities:
Proceeds from bank borrowings	975,000	–
Repayment of bank borrowings	(51,600)	–
Exercise of employee stock options	–	1,900
Net cash provided by financing activities	923,400	1,900
Net increase (decrease) in cash and cash equivalents	711,200	(23,700)
Cash and cash equivalents, beginning	312,400	884,000
Cash and cash equivalents, ending	$1,023,600	$860,300
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2008 and 2007, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2009.

2.             Inventories

A summary of inventories follows:

	December 31,	September 30,
	2008	2008

Raw materials	$156,500	$156,500
Work-in-process	160,200	149,400
Finished goods	960,300	1,118,800
	$1,277,000	$1,424,700

3.             Investment in Available-for-Sale Securities and Bank Borrowings

Since May 2006, we have had approximately $1 million of auction rate securities (ARS) classified as a short-term investment in available-for-sale securities, which paid a monthly average of $3,500 of dividends and interest. Historically, these securities were considered cash alternatives that were risk averse and highly liquid. Beginning in February 2008, the auctions began to fail and no secondary market developed. Accordingly, ARS lacked liquidity and were no longer considered cash alternatives. While there was no current market for the ARS, the underlying issuers were required to pay the interest and dividends when due. On October 16, 2008, we elected to accept an offer from UBS Financial Services Inc. (UBS) for ARS Rights to sell our ARS to UBS at par value at any time during a two-year period, beginning January 2, 2009. In addition, on November 10, 2008, we obtained a no net-cost line of credit from UBS Bank USA for the par value of our ARS. We drew down the entire $975,000 available balance on November 21, 2008. This loan was considered no net-cost as the interest charged was the lesser of the LIBOR rate plus an established percentage rate or the interest and/or dividends earned on our ARS. Therefore, our interest paid could be no more than the interest and/or dividends we earned on the ARS.

In December 2008, UBS liquidated $50,000 of our $975,000 of ARS, which we used to pay down the line of credit. In January 2009, the remaining $925,000 of ARS were liquidated and paid down against the line of credit.

4.             Shareholders’ Equity

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

There were 337,500 and 334,000 common stock options outstanding at December 31, 2008 and 2007, respectively. These options were not considered in calculating the diluted loss per share as their effect would have been antidilutive. As a result, for the quarter ended December 31, 2008 and 2007, the Company’s basic and diluted loss per share are the same.

6.             Adoption of SFAS 157

In the first quarter of 2009, the Company adopted SFAS No. 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

SFAS No. 157 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. SFAS No. 157 establishes and prioritizes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The Company’s only financial asset covered by SFAS 157 is its investments in available-for-sale securities (see Note 3), which it categorized as Level 3.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A – Risk Factors" in the Annual Report on Form 10-K for our fiscal year ended September 30, 2008 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

For the quarter ended December 31, 2008, our net revenues decreased by $423,200 (49%) compared to the same quarter of fiscal 2008. This decrease was primarily the result of the revenues from the digital cinema project being less than expected and further deterioration of the revenue contributions from our older product offerings.

Expenses

Our cost of revenues for the quarter ended December 31, 2008 decreased $327,400 (44%) compared to the same quarter of fiscal 2008. This decrease is the result of the decrease in net revenues. However, this decrease would have been larger had we not written down an additional $250,200 of inventory during the quarter ended December 31, 2008.

Research and development (R&D) expenditures for the quarter ended December 31, 2008 decreased by $59,500 (16%) compared to the same quarter of fiscal 2008. This decrease was the result of a reduction in staffing. As the development of new products is key to future growth, R&D expenses are expected to continue at the current level.

Selling, general, and administrative expenditures for the quarter ended December 31, 2008 decreased by $58,300 (14%) compared to the same quarter of fiscal 2008. This decrease was primarily the result of a reduction in staffing and a non-recurring severance charge in fiscal 2008.

For the quarter ended December 31, 2008, interest income decreased by $8,200 (49%) compared to the same quarter of fiscal 2008. This decrease is the result of lower cash balances. During the fiscal 2008 quarter, 2008, we wrote off $129,900 of capital equipment no longer in use, while we had no capital equipment write-offs in fiscal 2009.

As a result of the decrease in net revenues being offset by cost decreases, our net loss for the quarter ended December 31, 2008 of $620,900 is a decrease of $142,000 from the net loss for the quarter ended December 31, 2007.

Liquidity and Capital Resources

Cash Flows

While the net loss for the quarter ended December 31, 2008 was $620,900, the net cash used for operations was only $230,700. During the first quarter of fiscal 2009, we wrote-off $250,200 of inventory, which increased the net loss but did not affect cash flows. Collections of accounts receivable resulted in net cash inflows of $281,900 for operations. In addition, the opening of a line of credit against our auction rate preferred securities resulted in a net cash inflow of $923,400 for the quarter ended December 31, 2008.

While we had a net loss of $762,800 for the quarter ended December 31, 2007, the net cash used for operations was only $74,300. During the first quarter of fiscal 2008, we wrote-off $348,400 of inventory and $129,900 of capital assets, both of which increased the net loss but did not affect cash flows. We collected net accounts receivable of $42,200 during the quarter and used $127,800 of existing inventories to produce revenues. We converted $75,000 of our available-for-sale securities into cash during the quarter while using $13,600 to purchase additional securities and $12,700 on capital assets.

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

During fiscal 2008, we reduced our inventory by 67%, or $2,964,000, including write-downs of $2,059,300, and have reduced our inventory by an additional 10%, or $147,000, during the first quarter of fiscal 2009. This reduction in fiscal 2009 includes a write-down of $250,200 for slow-moving inventory.

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

At the time these ARS Rights were exercised, we planned to pay back the no net-cost loan from UBS Bank USA and the line would be closed. In December 2008, UBS liquidated $50,000 of our $975,000 of ARS, which we used to pay down the line of credit. In January 2009, the remaining $925,000 of ARS were liquidated and paid down against the line of credit.

We believe the cost reductions we have undertaken in the past few years will allow us to use this cash, along with cash from future revenues, to fund current operations and future capital needs. However, we continue to evaluate our debt and equity financing opportunities.

Impact of New Financial Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 became effective on October 1, 2008 for us and we did not elect to adopt the fair value option for any financial instruments.

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact, if any, SFAS 162 will have on our financial statements.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of December 31, 2008, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

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

Item 1A.  Risk Factors

There are no other material changes to the risk factors disclosed in our Form 10-K filed with SEC on December 19, 2008 for the fiscal year ended September 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The Index to Exhibits appears at Page 12 of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: February 4, 2009	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2009	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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