Form 10-K/A
period 2008-09-30
LOGIC DEVICES INC
filed 2009-04-14
CIK 802851

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for LOGIC Devices Incorporated. This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of revising paragraph 4 of Exhibit 31.1 and Exhibit 31.2, the Certifications of the President and Chief Financial Officer, to include additional references to their responsibilities for establishing and maintaining internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: April 14, 2009	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	April 14, 2009
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2009
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	April 14, 2009
/s/ Brian P. Cardozo Brian P. Cardozo	Director	April 14, 2009
/s/ Steven R. Settles Steven R. Settles	Director	April 14, 2009