Form 10-Q/A
period 2008-12-31
LOGIC DEVICES INC
filed 2009-04-14
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 for LOGIC Devices Incorporated. This Quarterly Report on Form 10-Q/A is filed with the Securities and Exchange Commission solely for the purpose of revising paragraph 4 of Exhibit 31.1 and Exhibit 31.2, the Certifications of the President and Chief Financial Officer, to include additional references to their responsibilities for establishing and maintaining internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: April 14, 2009	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2009	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)