Form 10-Q
period 2009-03-31
LOGIC DEVICES INC
filed 2009-05-01
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2009

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

Yes            No    X

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date. On May 1, 2009, 6,814,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$759,000	$312,400
Investment in available-for-sale securities	–	944,400
Accounts receivable	367,400	658,200
Inventories	1,180,700	1,424,700
Prepaid expenses and other current assets	117,900	136,800
Total current assets	2,425,000	3,476,500

Property and equipment, net	832,800	877,800
Other assets, net	22,100	22,100
	$3,279,900	$4,376,400
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,100	$156,300
Accrued payroll and vacation	105,100	126,200
Accrued commissions	12,200	16,000
Other accrued expenses	18,400	16,000
Total current liabilities	217,800	314,500
Deferred rent	35,000	26,500
Total liabilities	252,800	341,000
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
6,814,438 shares issued and outstanding	18,543,200	18,543,200
Additional paid-in capital	158,400	155,600
Comprehensive loss	–	(30,600)
Accumulated deficit	(15,674,500)	(14,632,800)
Total shareholders' equity	3,027,100	4,035,400
	$3,279,900	$4,376,400
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarters ended March 31,
	2009	2008
Net revenues	$555,700	$965,300
Cost of revenues	278,000	1,015,000
Gross margin	277,700	(49,700)
Operating expenses:
Research and development	308,400	362,200
Selling, general and administrative	386,700	396,800
Total operating expenses	695,100	759,000
Operating loss	(417,400)	(808,700)
Other income and expense, net
Interest income	1,800	17,000
Interest expense	(200)	–
Other expense	(4,100)	–
Other income and expense, net	(2,500)	17,000
Loss before provision for income taxes	(419,900)	(791,700)
Provision for income taxes	900	–
Net loss	$(420,800)	$(791,700)
Basic and diluted loss per common share	$(0.06)	$(0.12)
Basic and diluted weighted average common shares outstanding	6,814,438	6,814,438
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the six month periods ended March 31,
	2009	2008
Net revenues	$1,001,100	$1,834,000
Cost of revenues	691,800	1,756,200
Gross margin	309,300	77,800
Operating expenses:
Research and development	609,500	722,800
Selling, general and administrative	744,900	813,300
Total operating expenses	1,354,400	1,536,100
Operating loss	(1,045,100)	(1,458,300)
Other income and expense, net
Interest income	10,300	33,700
Interest expense	(1,900)	–
Other expense	(4,100)	(129,900)
Other income and expense, net	4,300	(96,200)
Loss before provision for income taxes	(1,040,800)	(1,554,500)
Provision for income taxes	900	–
Net loss	$(1,041,700)	$(1,554,500)
Basic and diluted loss per common share	$(0.15)	$(0.23)
Basic and diluted weighted average common shares outstanding	6,814,438	6,814,188
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the six month periods ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,041,700)	$(1,554,500)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	161,200	147,800
Write-down of inventory	250,200	1,120,600
Deferred rent	8,500	12,600
Loss on disposal of capital equipment	4,100	129,900
Stock-based compensation	2,800	8,600
Changes in current assets and liabilities:
Accounts receivable	290,800	(55,000)
Inventory	(6,200)	109,300
Prepaid expenses and other current assets	18,900	(120,700)
Accounts payable	(74,200)	78,600
Accrued payroll and vacation	(21,100)	(100)
Accrued commissions	(3,800)	(6,800)
Other accrued expenses	2,400	(17,500)
Net cash used in operating activities	(408,100)	(147,200)
Cash flows from investing activities:
Purchases of available-for-sale securities	–	(25,000)
Sales of available-for-sale securities	975,000	112,000
Capital expenditures	(120,300)	(201,000)
Net cash provided by investing activities	854,700	(114,000)
Cash flows from financing activities:
Proceeds from bank borrowings	975,000	–
Repayment of bank borrowings	(975,000)	–
Exercise of employee stock options	–	1,900
Net cash provided by financing activities	–	1,900
Net increase (decrease) in cash and cash equivalents	446,600	(259,300)
Cash and cash equivalents, beginning	312,400	884,000
Cash and cash equivalents, ending	$759,000	$624,700
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2008 and 2007, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2009.

2.             Inventories

A summary of inventories follows:

	March 31,	September 30,
	2009	2008

Raw materials	$162,900	$156,500
Work-in-process	143,100	149,400
Finished goods	874,700	1,118,800
	$1,180,700	$1,424,700

3.             Investment in Available-for-Sale Securities and Bank Borrowings

Since May 2006, we have had approximately $1 million of auction rate securities (ARS) classified as a short-term investment in available-for-sale securities, which paid a monthly average of $3,500 of dividends and interest. Historically, these securities were considered cash alternatives that were risk averse and highly liquid. Beginning in February 2008, the auctions began to fail and no secondary market developed. Accordingly, ARS lacked liquidity and were no longer considered cash alternatives. While there was no current market for the ARS, the underlying issuers were required to pay the interest and dividends when due. On October 16, 2008, we elected to accept an offer from UBS Financial Services Inc. (UBS) to sell our ARS to UBS at par value at any time during a two-year period, beginning January 2, 2009. In addition, on November 10, 2008, we obtained a no net-cost line of credit from UBS Bank USA for the par value of our ARS. We drew down the entire $975,000 available balance on November 21, 2008. This loan was considered no net-cost as the interest charged was the lesser of the LIBOR rate plus an established percentage rate or the interest and/or dividends earned on our ARS. Therefore, our interest paid could be no more than the interest and/or dividends we earned on the ARS.

In December 2008, UBS liquidated $50,000 of our $975,000 of ARS, which we used to pay down the line of credit. In January 2009, the remaining $925,000 of ARS were liquidated and paid down against the line of credit. All UBS accounts were closed in February 2009.

4.             Shareholders’ Equity

The Company has issued and may issue common stock options to its employees, certain consultants, and its nonemployee board members. Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004) (FAS 123(R)), Share-Based Payments. FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to board members. The Company elected to apply FAS 123(R) with a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the interim periods and fiscal years prior to adoption of FAS 123(R) do not reflect any adjusted amounts. The Company recognized $2,800 in compensation expense for director stock options on March 11, 2009.

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

There were 322,500 and 367,500 common stock options outstanding at March 31, 2009 and 2008, respectively. These options were not considered in calculating the diluted loss per share as their effect would have been antidilutive. As a result, for the quarter and six months ended March 31, 2009 and 2008, the Company’s basic and diluted losses per share are the same.

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

The Company’s only financial asset covered by SFAS 157 was its investments in available-for-sale securities (see Note 3), which it categorized as Level 3.

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

Results of Operations

Revenues

For the quarter and six months ended March 31, 2009, our net revenues decreased by $409,600 (42%) and $832,900 (45%) compared to the same periods of fiscal 2008. This decrease was primarily the result of the revenues from military projects decreasing and further deterioration of the revenue contributions from our older product offerings.

Expenses

Our cost of revenues for the quarter and six months ended March 31, 2009 decreased $737,000 (73%) and $1,064,400 (61%) compared to the same periods of fiscal 2008. This decrease is the result of the decrease in net revenues and a decrease in write-downs of inventory in fiscal 2009. During fiscal 2008, the Company wrote down $1,120,600 of slow-moving and/or obsolete inventory as of March 31, 2008, while in fiscal 2009, the inventory write-downs aggregate $250,200.

Research and development (R&D) expenditures for the quarter and six months ended March 31, 2009 decreased by $53,800 (15%) and $113,300 (16%) compared to the same periods of fiscal 2008. This decrease was the result of a reduction in staffing. As the development of new products is key to future growth, R&D expenses are expected to continue at the current level.

Selling, general, and administrative expenditures for the quarter and six months ended March 31, 2009 decreased by $10,100 (2%) and $68,400 (8%) compared to the same periods of fiscal 2008. This decrease was primarily the result of a reduction in staffing and a non-recurring severance charge in fiscal 2008.

For the quarter and six months ended March 31, 2009, interest income decreased by $15,200 (89%) and $23,400 (69%) compared to the same periods of fiscal 2008. This decrease is the result of lower cash balances and lower interest rates. Write-offs of capital equipment decreased in fiscal 2009 from $129,900 in fiscal 2008 to $4,100.

The decrease in net revenues for the quarter and six months ended March 31, 2009 was partially offset by the decrease in inventory write-downs and operating expenses, resulting in a decrease in the net loss for the quarter and six month periods of $370,900 (47%) and $512,800 (33%), respectively.

Liquidity and Capital Resources

Cash Flows

While the net loss for the six months ended March 31, 2009 was $1,041,700, the net cash used for operations was only $408,100. During the first six months of fiscal 2009, we wrote-off $250,200 of inventory, which increased the net loss but did not affect cash flows. Reductions of accounts receivable resulted in net cash inflows of $290,800 for operations. The liquidating of auction rate securities during January 2009 also resulted in an increase in net cash of $975,000, while the Company used $120,300 for the purchase of capital equipment to prepare for testing of new products.

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

Working Capital

Historically, due to order scheduling by our customers, up to 80% of our quarterly revenues are shipped in the last month of the quarter, so a large portion of shipments included in our quarter-end accounts receivable are not yet due per our net 30 day terms. As a result, quarter-end accounts receivable balances are typically at their highest level for the respective period.

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

During fiscal 2008, we reduced our inventory by 67%, or $2,964,000, including write-downs of $2,059,300, and have reduced our inventory by an additional 17%, or $244,000, during the first six months of fiscal 2009. This reduction in fiscal 2009 includes a write-down of $250,200 for slow-moving inventory.

Financing

On November 10, 2008, we obtained a no net-cost line of credit from UBS Bank USA for the $975,000 par value of our Auction Rate Securities (ARS). We drew down the entire $975,000 available balance on November 21, 2008 so we would have the cash readily available rather than held in the illiquid ARS at UBS Financial Services Inc. (UBS). This loan was no net-cost as the interest charged was the lesser of the LIBOR rate plus an established percentage rate or the interest and/or dividends earned on our ARS. Therefore, our interest paid can be no more than the interest and/or dividends we earn on the ARS. In addition, on October 16, 2008, we signed an agreement with UBS to sell our ARS to UBS at par value within a two-year period beginning January 2, 2009.

At the time these ARS Rights were exercised, we planned to pay back the no net-cost loan from UBS Bank USA and the line would be closed. In December 2008, UBS liquidated $50,000 of our $975,000 of ARS, which we used to pay down the line of credit. In January 2009, the remaining $925,000 of ARS were liquidated and paid down against the line of credit and all UBS accounts were closed in February 2009.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of March 31, 2009, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At 9:00 a.m. on March 11, 2009, the Company held its Annual Meeting of Shareholders at its headquarters, located at 1375 Geneva Drive, Sunnyvale, California 94089. There were 6,598,327 shares present or represented by proxy at the meeting, representing a quorum.

The one item of business was the election of directors. Shareholders are permitted to vote cumulatively in the election of directors, which allows each shareholder to cast a number of votes equal to the number of directors to be elected multiplied y the number of shares owned, and to distribute such votes among the candidates in such a proportion as such shareholder may determine. In order to vote cumulatively, a shareholder must give notice of this intention by proxy or at the meeting. The votes for each nominee, listed alphabetically by last name, are as set forth in the following table:

	FOR	WITHHELD

Brian P. Cardozo	5,508,856	1,089,471
Howard L. Farkas	5,506,125	1,092,202
Steven R. Settles	5,518,066	1,080,261
William J. Volz	6,239,828	358,499

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

LOGIC Devices Incorporated (Registrant)

Date: May 1, 2009	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2009	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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