Form 10-Q
period 2009-06-30
LOGIC DEVICES Inc
filed 2009-07-31
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2009

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

Yes            No    X

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date. On July 31, 2009, 6,814,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$495,500	$312,400
Investment in available-for-sale securities	–	944,400
Accounts receivable	549,000	658,200
Inventories	1,291,900	1,424,700
Prepaid expenses and other current assets	75,500	136,800
Total current assets	2,411,900	3,476,500

Property and equipment, net	828,500	877,800
Other assets, net	22,100	22,100
	$3,262,500	$4,376,400
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,900	$156,300
Accrued payroll and vacation	88,400	126,200
Accrued commissions	13,600	16,000
Other accrued expenses	10,900	16,000
Total current liabilities	161,800	314,500
Deferred rent	39,200	26,500
Total liabilities	201,000	341,000
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
6,814,438 shares issued and outstanding	18,543,200	18,543,200
Additional paid-in capital	162,100	155,600
Comprehensive loss	–	(30,600)
Accumulated deficit	(15,643,800)	(14,632,800)
Total shareholders' equity	3,061,500	4,035,400
	$3,262,500	$4,376,400
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarters ended June 30,
	2009	2008
Net revenues	$803,300	$728,700
Cost of revenues	167,500	1,151,900
Gross margin	635,800	(423,200)
Operating expenses:
Research and development	279,100	390,200
Selling, general and administrative	326,000	314,700
Total operating expenses	605,100	704,900
Operating income (loss)	30,700	(1,128,100)
Interest income	–	12,100
Income (loss) before provision for income taxes	30,700	(1,116,000)
Provision for income taxes	–	800
Net income (loss)	$30,700	$(1,116,800)
Basic income (loss) per common share	$–	$(0.16)
Basic weighted average common shares outstanding	6,814,438	6,814,438
Diluted income (loss) per common share	$–	$(0.16)
Diluted weighted average common shares outstanding	6,820,760	6,814,438
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the nine month periods ended June 30,
	2009	2008
Net revenues	$1,804,400	$2,562,600
Cost of revenues	859,300	2,908,100
Gross margin	945,100	(345,500)
Operating expenses:
Research and development	888,600	1,113,000
Selling, general and administrative	1,070,900	1,128,000
Total operating expenses	1,959,500	2,241,000
Operating loss	(1,014,400)	(2,586,500)
Other income and expense, net
Interest income	10,300	45,900
Interest expense	(1,900)	–
Other expense	(4,100)	(129,900)
Other income and expense, net	4,300	(84,000)
Loss before provision for income taxes	(1,010,100)	(2,670,500)
Provision for income taxes	900	800
Net loss	$(1,011,000)	$(2,671,300)
Basic and diluted loss per common share	$(0.15)	$(0.39)
Basic and diluted weighted average common shares outstanding	6,814,438	6,814,271
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the nine month periods ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,011,000)	$(2,671,300)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	246,400	225,500
Write-down of inventory	250,200	1,911,000
Deferred rent	12,700	18,800
Loss on disposal of capital equipment	49,400	129,900
Stock-based compensation	6,500	8,600
Changes in current assets and liabilities:
Accounts receivable	109,200	256,900
Inventory	(117,400)	166,300
Prepaid expenses and other current assets	61,300	(52,000)
Accounts payable	(107,400)	2,000
Accrued payroll and vacation	(37,800)	29,000
Accrued commissions	(2,400)	(16,900)
Other accrued expenses	(5,100)	(48,200)
Net cash used in operating activities	(545,400)	(40,400)
Cash flows from investing activities:
Purchases of available-for-sale securities	–	(25,000)
Sales of available-for-sale securities	975,000	112,000
Capital expenditures	(246,500)	(229,400)
Net cash provided by (used in) investing activities	728,500	(142,400)
Cash flows from financing activities:
Proceeds from bank borrowings	975,000	–
Repayment of bank borrowings	(975,000)	–
Exercise of employee stock options	–	1,900
Net cash provided by financing activities	–	1,900
Net increase (decrease) in cash and cash equivalents	183,100	(180,900)
Cash and cash equivalents, beginning	312,400	884,000
Cash and cash equivalents, ending	$495,500	$703,100
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2008 and 2007, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2009.

2.             Inventories

A summary of inventories follows:

	June 30,	September 30,
	2009	2008

Raw materials	$195,300	$156,500
Work-in-process	96,000	149,400
Finished goods	1,000,600	1,118,800
	$1,291,900	$1,424,700

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

4.             Shareholders’ Equity

The Company has issued and may issue common stock options to its employees, certain consultants, and its nonemployee board members. Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004) (FAS 123(R)), Share-Based Payments. FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to board members. The Company elected to apply FAS 123(R) with a modified prospective method. Under this method, the Company is required to record compensation expense for newly granted options and (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the interim periods and fiscal years prior to adoption of FAS 123(R) do not reflect any adjusted amounts. The Company recognized compensation expense of $2,800 for director stock options on March 11, 2009 and $3,700 for employee stock options on June 9, 2009.

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

There were 355,500 and 341,250 common stock options outstanding at June 30, 2009 and 2008, respectively. These options were not considered in calculating the diluted loss per share for the quarter ended June 30, 2008 and for the nine month periods of fiscal 2009 and 2008, as their effect would have been antidilutive. As a result, for the quarter ended June 30, 2008 and for the nine month periods of fiscal 2009 and 2008, the Company’s basic and diluted losses per share are the same. For the quarter ended June 30, 2009, the Company had 6,322 dilutive common shares as the weighted average price of the Company’s common stock during the quarter was $0.53.

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

Results of Operations

Revenues

For the quarter ended June 30, 2009, our net revenues increased by $74,600 (10%) compared to the same quarter of fiscal 2008, primarily from increases in digital cinema product sale. However, for the nine months ended June 30, 2009, our net revenues decreased by $758,200 (30%) compared to the same period of fiscal 2008. This decrease was primarily the result of the revenues from military projects decreasing and further deterioration of the revenue contributions from our older product offerings.

Expenses

Our cost of revenues for the quarter and nine months ended June 30, 2009 decreased $984,400 (85%) and $2,048,800 (70%) compared to the same periods of fiscal 2008. This decrease is the result of the decrease in net revenues and a decrease in write-downs of inventory in fiscal 2009. During fiscal 2008, the Company wrote down $1,911,000 of slow-moving and/or obsolete inventory as of June 30, 2008, while in fiscal 2009, the inventory write-downs aggregate $250,200.

Research and development (R&D) expenditures for the quarter and nine months ended June 30, 2009 decreased by $111,100 (28%) and $224,400 (20%) compared to the same periods of fiscal 2008. This decrease was the result of a reduction in staffing. As the development of new products is key to future growth, R&D expenses are expected to continue at the current level.

Selling, general, and administrative (SG&A) expenditures for the quarter ended June 30, 2009 increased by $11,300 (4%) compared to the same quarter of fiscal 2008; however, for the nine months ended June 30, 2009, SG&A expenses decreased by $57,100 (5%). This decrease was primarily the result of a non-recurring severance charge in fiscal 2008.

For the quarter and nine months ended June 30, 2009, interest income decreased by $12,100 (100%) and $35,600 (78%) compared to the same periods of fiscal 2008. This decrease is the result of lower cash balances and lower interest rates. Write-offs of capital equipment decreased in fiscal 2009 from $129,900 in fiscal 2008 to $49,400.

The decrease in inventory write-downs and expenditures helped the Company to recognize a small net income of $30,700 for the quarter ended June 30, 2009 compared to a net loss of $1,116,800 for the fiscal 2008 quarter, while also decreasing the nine-month period’s net loss from $2,671,300 in fiscal 2008 to $1,011,000 for fiscal 2009.

Liquidity and Capital Resources

Cash Flows

While the net loss for the nine months ended June 30, 2009 was $1,011,000, the net cash used for operations was only $545,400. During the first nine months of fiscal 2009, we wrote-off $250,200 of inventory, which increased the net loss but did not affect cash flows. Reductions of accounts receivable resulted in net cash inflows of $109,200 for operations. The liquidating of auction rate securities during January 2009 also resulted in an increase in net cash of $975,000, while the Company used $246,500 for the purchase of capital equipment to prepare for testing of new products.

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

During fiscal 2008, we reduced our inventory by 47%, or $2,077,300, including write-downs of $1,911,000, and have reduced our inventory by an additional 9%, or $132,800, during the first nine months of fiscal 2009. This reduction in fiscal 2009 includes a write-down of $250,200 for slow-moving inventory.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of June 30, 2009, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LOGIC Devices Incorporated (Registrant)

Date: July 31, 2009	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2009	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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