Form 10-K
period 2009-09-30
LOGIC DEVICES Inc
filed 2009-12-15
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of March 31, 2009, the last day of the registrant’s most recently completed second quarter was $2,311,100.

As of December 14, 2009, the Registrant had 6,814,438 shares of its common stock issued and outstanding.

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

PART I

Item 1. BUSINESS

General Development of the Business

LOGIC Devices Incorporated, an ISO 9001:2000 registered company, develops and markets high-performance, low power digital integrated circuits and integrated modules that perform high-density storage and signal/image processing functions. Our products enable video display, transport, editing, composition, special effects, and the high-performance, high-density storage of electronic information. We also provide solutions for digital filtering in television broadcast stations and image enhancement in medical diagnostic scanning and imaging equipment.

Our products are used in video broadcasting, medical imaging, military, industrial, embedded, and telecommunications markets. Our products address memory and digital signal processing (DSP) and high-performance arithmetic computation. We focus on developing proprietary, silicon intellectual property (IP) and standard catalog products to address specific functional application needs and performance levels that are not otherwise commercially available. We seek to provide related groups of circuits that original equipment manufacturers (OEMs) incorporate into high-performance electronic systems.

We rely on third-party silicon foundries to process silicon wafers, each wafer having up to several hundred integrated circuits of a given LOGIC design, from which finished products are then assembled. Our strategy is to avoid the substantial investment in capital equipment and expertise required to establish a wafer fabrication facility, by outsourcing wafer processing to third-party foundry specialists to take advantage of their expertise. See "Business – Background." We currently have one primary wafer supplier. We continue to explore additional foundry relationships to reduce our dependence on any single wafer foundry.

We market our products worldwide via our marketing and business development group as well as an external sales management organization, providing increased direct sales support and channel exposure through a combination of domestic sales representatives and international non-stocking distributors and/or agents. In fiscal 2009, approximately 16 percent of net revenues were from international channels. We adjust our sales structure to address appropriate market requirements. We include the following as some of our customers: Texas Instruments, BAE Systems, Harmonic, GE Medical, Northrup Grumman, Qualcomm, and Raytheon. Fiscal 2009 net revenues derived from foreign sales approximate 13 percent.

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

Background

Continuing advances in fabricating semiconductors are driving a global revolution in electronics. With these ongoing advances, the ability to economically compute, communicate, and control seems to be limited only by the creativity required to implement ever more complex electronic systems. It is increasingly common to implement entire electronic systems on a single, small sliver of silicon. The challenges to the industry have increasingly turned toward innovative product definition, timely product development, technical customer support, and heavy capital investments in advanced semiconductor wafer fabrication facilities. The rapid advances in chip fabrication technology have resulted in a specialization of skills within the industry. In addition to the specialization of materials processing skills required to fabricate semiconductor wafers, the industry increasingly requires and values system architecture development, interoperability standards, signal processing algorithms, and circuit design expertise as essential skills for developing financially successful products. Many opportunities have thus emerged for semiconductor companies that focus on product definition, advanced design techniques, and technical application support, and that rely on third parties for wafer fabrication. We focus our resources on defining and developing high-performance integrated circuit components and integrated multi-chip modular products to growing markets, which require demanding computational throughput.

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

Markets and Product Development Strategies

We have historically derived a significant portion of our revenues from sales to video equipment manufacturers and to defense contractors providing systems that perform computationally intensive image processing. Our products were among the first to provide economical, high-speed, yet low power, computational solutions for common image manipulation and storage problems encountered in implementing these systems. Applications of our products also overlap into medical diagnostic imaging equipment, digital cinema systems, and in-flight entertainment systems. We jointly defined with our customers, a family of digital image filtering applications that address the filtering requirements of HDTV studio production systems. Sales of these systems lagged market forecasts as a result of repeated delays in the conversion to HDTV. As a result, the magnitude of our sales of these products was affected. Sales that we had expected to generate over a five-year period have extended at a slower rate for over a ten-year period.

As a result of our work on high-speed, low power image processing circuits that are very computationally demanding, we have developed expertise in circuit design and implementation that is not readily available to many OEMs, and within the semiconductor industry, only available within some of the very largest companies that, due to their size, are compelled to pursue very large markets. Our capabilities and size provide opportunities to service technically-demanding industrial and military markets that are not serviced by those larger companies.

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

The same advances in semiconductor technology that have enabled the advancements in high definition broadcast video production and distribution have driven a rapid increase in the ability to transmit vast amounts of data. Communications in all forms with increasing portability and bandwidth are proliferating worldwide. Much of this new communication capability will be utilized to transport video streams. We believe that many opportunities exist to utilize our capabilities in low power, high speed computation and storage to address the requirements of these communications and video systems. The convergence of communications and ubiquitous image processing is an opportunity that is well-suited to our capabilities and far exceeds our abilities to address completely.

We seek to identify additional markets that require the application of our silicon design and multi-chip packaging expertise; that are stable, long-lived markets that are not extremely cost-sensitive; that offer potential for substantial revenue growth; and that are not served by larger competitors with substantially more resources. Currently, the semiconductor industry is challenged by several factors. First, the cost of developing high complexity products is escalating nearly as fast as the capability of the technology itself is increasing. Second, the disciplines required to develop complex, systems-on-chips (SOCs) requires a rapidly increasing breadth of technical skills. Consumer-related products are experiencing ever shrinking life cycles as new products are quickly supplanted by even newer products.

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

We are primarily dependent upon one wafer supplier and do not have a guarantee of minimum supplies. Therefore, there can be no assurance that such relationships will continue to be on terms satisfactory to us. The inability to obtain adequate quantities of processed wafers could limit our revenues. As a result of this risk, we carry a large inventory of unassembled wafers that can be packaged into a variety of carrier styles to support customer requirements.

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

We have historically maintained, and expect to continue to maintain, high levels of inventory of our products. For some product types, we must purchase our anticipated inventory needs for the life of the product (often ten or more years) in a short period of time. Our high inventory levels heighten the risk of inventory obsolescence and write-offs.

Marketing, Sales, and Customers

We market our products worldwide via our marketing and business development group as well as an external sales management organization, channeling our products into both domestic and international territories via manufacturers representatives and non-stocking distributor and/or agents. We concentrate our direct marketing efforts on high-performance segments of the broadcast, medical imaging, industrial, embedded telecommunications and consumer markets, in applications where high speed is critical. Among our OEM customers are Texas Instruments, BAE Systems, Harmonic, GE Medical, Northrup Grumman, Qualcomm, and Raytheon.

Distributors purchase our products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, our distributors receive certain price protection and limited stock rotation rights. However, our distributors are discouraged from maintaining uncommitted stock and must place an order of equal or greater value if they do request a return. During fiscal 2009, 2008, and 2007, sales through distributors accounted for approximately 16%, 31%, and 27% of net revenues, respectively.

In fiscal 2009, 2008, and 2007, no distributors generated more than 10% of net revenues; however, Benchmark Electronics (manufacturers for Texas Instruments) comprised 32%, 26%, and 43% of net revenues in fiscal 2009, 2008, and 2007, respectively. In addition, Oncore Electronics (manufacturer for Texas Instruments) comprised 41% of net revenues in fiscal 2009 and BAE Systems comprised 19% of net revenues in fiscal 2008.

Our distributors are not exclusive and they may also market products competitive with our products. We warrant our products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

International sales are conducted by sales representatives and distributors located throughout Europe and Asia. During fiscal 2009, 2008, and 2007, our export sales were approximately 13%, 30%, and 33% of net revenues, respectively (see Note 7 in "Notes to Financial Statements" contained in Item 8). Our international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for our products. Although our international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, we have not experienced any material difficulties resulting from these restrictions to date.

Backlog

As of December 2, 2009 and 2008, our backlog was approximately $644,400 and $357,200, respectively. This backlog includes all released purchase orders shippable within the following 12 months, including orders from distributors. Our backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, all orders on the backlog that are not "last-time buys" of obsolete products are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors or credits for returned products. We produce catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The business for our catalog products, like the businesses of other companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by purchase contracts. Our shipments are generally concentrated toward the end of each quarter, making it difficult to predict our revenues and results of operations for any fiscal period. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a good indicator of future revenues.

Research and Development

As we have not introduced sufficient new products in the past few years, we view new product development as the most important factor affecting revenue growth; therefore, we continue our commitment to research and development. In addition, we bolster our position with the addition of our multi-chip packaged products, facilitating the integration of our silicon IP with the silicon IP of others to provide packaged solutions to our current and prospective customers. Research and development expenditures were 38%, 47%, and 38% of net revenues in fiscal 2009, 2008, and 2007, respectively. However, the fiscal 2007 figure includes a write-off of $400,200 of capitalized software development costs. These percentages are also affected by the declining revenues. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Statements of Operations," contained in Items 6, 7, and 8, respectively.

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

Employees

As of September 30, 2009, we had 14 full-time employees. We have been careful to retain employees that are important to maintain our ongoing development efforts. Our ability to attract and retain qualified personnel is an important factor in our continued success. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

We have sustained substantial net losses during the past five fiscal years, other than fiscal 2006. These net losses were attributable principally to a lack of new product introductions, delays in the television broadcast industry’s transition to high definition digital broadcasting from current analog standards, and a downturn in the semiconductor industry. Many factors will affect our ability to become profitable or sustain profitability, such as continued demand for our products by our customers, lack of price erosion, efficiency of our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage operating expenses.

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

We depend on a limited number of customers for a majority of our sales, making our financial results particularly susceptible to the loss of a key customer.

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

We do not manufacture silicon wafers. We rely upon one primary wafer supplier, which is the sole source for certain of our products, and three assembly/test subcontractors. These suppliers do not have a contractual obligation or commitment to supply such wafers or services in the future. If the suppliers are unable or unwilling to supply wafers or services, our operating results could be harmed. We may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur. As a result of our reliance on third parties, we face significant risks, including:

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

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the last quarter of fiscal 2009.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades under the ticker symbol, LOGC, on The Nasdaq Capital Market. The following tables sets forth, for the period indicated, the high and low closing sales prices for our Common Stock, as reported by Nasdaq during the following calendar quarters:

Calendar Year	High	Low

2007
Fourth quarter	$2.07	$1.03

2008
First quarter	$2.50	$1.00
Second quarter	$1.18	$0.88
Third quarter	$1.52	$0.90
Fourth quarter	$1.01	$0.53

2009
First quarter	$0.69	$0.41
Second quarter	$0.61	$0.41
Third quarter	$1.10	$0.44

Holders

As of December 14, 2009, there were approximately 1,500 holders of record of our Common Stock.

Dividends

We have not paid any dividends on our Common Stock since our incorporation.

Performance Graph

The following graph, which is furnished rather than filed, compares the five-year cumulative total return on our Common Stock to the total returns on the S&P 500 Index and the NASDAQ Electronic Components Stock Index. This comparison assumes, in each case, that $100 was invested on or about September 30, 2004 and all dividends were reinvested. Our fiscal year ends on September 30 each year.

* $100 invested on 09/30/04 in stock or index – including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the position of our equity compensation plans as of September 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by
security holders	310,500	$1.366	1,040,000

Equity compensation plans not approved
by security holders	–		–
Total	310,500	$1.366	1,040,000

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for our last five fiscal years. This information is derived from our audited financial statements, unless otherwise stated. This data should be read in conjunction with the financial statements, related notes, and other financial information included elsewhere in this report.

(In thousands, except per share amounts)

		Fiscal Years Ended:
	September 30,	September 30,	September 30,	September 30,	September 28,
	2009	2008	2007	2006	2005

Net revenues	$3,013	$3,352	$4,686	$4,641	$3,509

Research and development	$1,159	$1,563	$1,812	$982	$730

Net (loss) income	$(811)	$(3,965)	$(1,488)	$129	$(1,363)

Basic (loss) earnings per
common share	$(0.12)	$(0.58)	$(0.22)	$0.02	$(0.20)

Basic weighted-average
common shares outstanding	6,814	6,814	6,797	6,754	6,750

Working capital	$2,465	$3,162	$6,957	$7,897	$7,589

Inventory	$1,078	$1,425	$4,389	$5,240	$5,626

Total assets	$3,583	$4,376	$8,263	$9,717	$9,547

Shareholders' equity	$3,261	$4,035	$8,016	$9,397	$9,238

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

Liquidity and Capital Resources

Despite having a net loss of $811,300, our operations produced net cash of $261,300. During fiscal 2009, we wrote-off $406,700 of inventories and $49,400 of property and equipment no longer in use, all of which increased our net loss but did not affect cash flows from operations. The collection of accounts receivable produced $298,900 and the reduction of prepaid expenses produced $67,100 of net cash, respectively. During fiscal 2009, we also liquidated all $975,000 of our auction rate securities (ARS), paid down the bank borrowings of $975,000 based on those ARS, and made capital expenditures of $310,300.

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

With continuing low revenue levels, management felt it necessary to also review our raw materials and work-in-process. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for potential excess materials. In fiscal 2009, we wrote down inventory of $406,700. In fiscal 2008, we wrote down inventory against our inventory valuation allowance of $1,573,700 and additional inventory totaling $2,059,300. In fiscal 2007, we increased our inventory valuation allowance by $402,700 for potential excess materials, while writing down $1,551,000 of inventory against this previously established allowance. In addition, during fiscal 2007, we scrapped other inventory of $555,600. We believe our current inventory valuation provides a reasonable estimate of the recoverability of inventories at the end of fiscal 2009.

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

Historically, due to customer order scheduling, up to 60% of our quarterly revenues were often shipped in the last month of the quarter, so a large portion of the shipments included in year-end accounts receivable were not yet due per our net 30-day terms. This results in year-end accounts receivable balances being at their highest point for the respective period.

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

Contractual Obligations

Our only contractual obligation is our facility operating lease. The following table summarizes the future fixed payments under this lease as of September 30, 2009. Payment timing may be subject to change.

		Payments due by period:
	Total	Within 1 year	1-3 years	After 3 years

Building	$1,219,300	$231,400	$745,100	$242,800

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Results of Operations

Comparison of Fiscal Years Ended September 30, 2009 and 2008

Net revenues for fiscal 2009 decreased 10 percent from $3,352,100 in fiscal 2008 to $3,013,200. This decrease was the result of fewer military purchases during fiscal 2009 compared to fiscal 2008, while the digital cinema project actually increased during fiscal 2009.

Cost of revenues for fiscal 2009 decreased 70 percent from $4,196,600 in fiscal 2008 to $1,268,800, mainly the result of fiscal 2008 including a write-down of $2,059,300 in inventories compared to $406,700 in fiscal 2009.Sales of products previously written down to zero were 18 percent of revenues in fiscal 2009 compared to 27 percent in fiscal 2008.

Research and development expenses decreased 26 percent from $1,563,400 in fiscal 2008 to $1,159,300 in fiscal 2009, mainly the result of reduced work weeks for certain employees, salary cuts made in January 2009, and staffing cuts made at the end of fiscal 2008.

Selling, general and administrative expenses decreased six percent from $1,483,200 in fiscal 2008 to $1,399,800 in fiscal 2009. This decrease was primarily the result of reduced work weeks and other cost cuts made during fiscal 2009.

Interest income decreased 82 percent from $56,700 in fiscal 2008 to $10,300 in fiscal 2009, mainly the result of less cash being held with lower interest rates in fiscal 2009. Other expense consists o $4,100 of property and equipment no longer in use and $1,900 of interest expense.

As a result of fewer inventory write-downs and increased cost cutting during fiscal 2009, our net loss decreased from $3,965,000 in fiscal 2008 to $811,300 in fiscal 2009.

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

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that we will not realize benefits of these deductible differences as of September 30, 2009. Accordingly, we have established a valuation allowance against our net deferred income tax assets as of September 30, 2009.

Impact of New Financial Accounting Standards

In September 2006, the FASB issued authoritative guidance for Fair Value Measurements and Disclosures that defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance that allows for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard was effective beginning with the Company’s fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company beginning on October 1, 2008. The effective date for all non-financial assets and non-financial liabilities is the beginning of the Company’s first quarter of fiscal 2010.

In February 2007, the FASB issued authoritative guidance for fair value option for financial assets and financial liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On October 1, 2008 the Company adopted this standard and has elected not to measure any additional financial instruments or other items at fair value.

On April 1, 2009, the Company adopted new authoritative guidance related to the recording and disclosure of fair value measurement, which had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued authoritative guidance for Investments — Debt and Equity Securities regarding the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. On April 1, 2009 the Company adopted this standard, which had no impact on its financial position or results of operations.

In May 2009, the FASB issued authoritative guidance regarding Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company evaluated subsequent events through December 14, 2009,  the date of financial statement issuance.

In June 2009, the FASB issued the FASB Accounting Standards Codification. The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. This statement does not change GAAP and will not have an affect on the Company’s financial position or results of operations. The Company adopted the Codification standard on September 30, 2009.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheets of LOGIC Devices Incorporated (the "Company") as of September 30, 2009 and 2008 and the related statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 2009. Our audits also included the financial statement schedule of the Company listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2009 and 2008 and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of LOGIC Devices Incorporated’s internal control over financial reporting as of September 30, 2009 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Irvine, California

December 14, 2009

LOGIC Devices Incorporated

Balance Sheets

	September 30,	September 30,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$1,238,400	$ 312,400
Investment in available-for-sale securities	–	944,400
Accounts receivable	359,300	658,200
Inventories	1,077,700	1,424,700
Prepaid expenses and other current assets	69,700	136,800
Total current assets	2,745,100	3,476,500

Property and equipment, net	816,400	877,800
Other assets, net	22,100	22,100
	$3,583,600	$4,376,400

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 81,200	$ 156,300
Accrued payroll, vacation and bonuses	122,900	126,200
Accrued commissions	20,100	16,000
Other accrued expenses	55,500	16,000
Total current liabilities	279,700	314,500

Deferred rent	42,700	26,500
Total liabilities	322,400	341,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	-	-
70,000 designated as Series B, 0 shares issued and outstanding	-	-
Common stock, no par value; 10,000,000 shares authorized;
6,814,438 shares issued and outstanding	18,543,200	18,543,200
Additional paid-in capital	162,100	155,600
Other comprehensive loss	–	(30,600)
Accumulated deficit	(15,444,100)	(14,632,800)
Total shareholders' equity	3,261,200	4,035,400
	$3,583,600	$4,376,400

See accompanying Summary of Accounting Policies and Notes to Financial Statements.

LOGIC Devices Incorporated

Statements of Operations

	For the fiscal years ended September 30,
	2009	2008	2007

Net revenues	$3,013,200	$3,352,100	$4,686,400
Cost of revenues	1,268,800	4,196,600	2,846,700
Gross margin	1,744,400	(844,500)	1,839,700

Operating expenses:
Research and development	1,159,300	1,563,400	1,811,800
Selling, general and administrative	1,399,800	1,483,200	1,546,400
Total operating expenses	2,559,100	3,046,600	3,358,200
Operating loss	(814,700)	(3,891,100)	(1,518,500)

Other expense (income), net:
Interest income	(10,300)	(56,700)	(75,900)
Other expense (income), net	6,000	129,800	(100)
Total other expense (income), net	(4,300)	73,100	(76,000)
Loss before provision for income taxes	(810,400)	(3,964,200)	(1,442,500)
Provision for income taxes	900	800	45,200
Net loss	$ (811,300)	$(3,965,000)	$(1,487,700)
Basic loss per common share	$(0.12)	$(0.58)	$(0.22)
Basic weighted average common shares outstanding	6,814,438	6,814,313	6,797,480

See accompanying Summary of Accounting Policies and Notes to Financial Statements.

LOGIC Devices Incorporated

Statement of Shareholders' Equity

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, September 30, 2006	6,763,188	$18,458,500	$118,700	$ –	$(9,180,100)	$9,397,100

Grants of director common stock options	–	–	18,800	–	–	18,800

Vesting of employee common stock options	–	–	4,700	–	–	4,700

Exercise of director common stock options	30,000	47,400	–	–	–	47,400

Exercise of employee common stock options	19,750	35,400	–	–	–	35,400

Net loss	–	–	–	–	(1,487,700)	(1,487,700)
Balances, September 30, 2007	6,812,938	18,541,300	142,200	–	(10,667,800)	8,015,700

Grants of director common stock options	–	–	8,700	–	–	8,700

Vesting of employee common stock options	–	–	4,700	–	–	4,700

Exercise of employee common stock options	1,500	1,900	–	–	–	1,900

Unrealized loss on available-for-sale securities	–	–	–	(30,600)	–	(30,600)

Net loss	–	–	–	–	(3,965,000)	(3,965,000)
Balances, September 30, 2008	6,814,438	18,543,200	155,600	(30,600)	(14,632,800)	4,035,400

Grants of director common stock options	–	–	6,500	–	–	6,500

Unrealized gain on available-for-sale securities	–	–	–	30,600	–	30,600

Net loss	–	–	–	–	(811,300)	(811,300)
	6,814,438	$18,543,200	$162,100	$ –	$(15,444,100)	$3,261,200

See accompanying Summary of Accounting Policies and Notes to Financial Statements.

LOGIC Devices Incorporated

Statements of Cash Flows

	For the fiscal years ended September 30,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$ (811,300)	$(3,965,000)	$(1,487,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	322,300	305,200	307,800
Issuance of common stock options	6,500	13,400	23,500
Write-down of inventory	406,700	2,059,300	555,600
Inventory valuation allowance adjustment	–	–	402,700
Loss on disposal of capital equipment	49,400	129,900	145,200
Write-off of capitalized software development costs	–	–	400,200
Deferred rent	16,200	24,400	(17,600)
Change in operating assets and liabilities:
Accounts receivable	298,900	23,100	149,600
Inventories	(59,700)	904,700	(107,300)
Prepaid expenses and other current assets	67,100	49,700	(44,900)
Accounts payable	(75,100)	126,200	(116,800)
Accrued payroll and vacation	(3,300)	6,300	20,200
Accrued commissions	4,100	(9,000)	14,600
Other accrued expenses	39,500	(54,500)	27,500
Net cash provided by (used in) operating activities	261,300	(386,300)	272,600
Cash flows from investing activities:
Purchases of available-for-sale securities	–	(25,000)	(554,900)
Sales of available-for-sale securities	975,000	112,000	–
Capital expenditures	(310,300)	(274,200)	(391,100)
Other assets	–	–	(3,500)
Net cash provided by (used in) investing activities	664,700	(187,200)	(949,500)
Cash flows from financing activities:
Proceeds of bank borrowings	975,000	–	–
Repayment of bank borrowings	(975,000)	–	–
Exercise of director stock options	–	–	47,400
Exercise of employee stock options	–	1,900	35,400
Net cash provided by financing activities	–	1,900	82,800
Net increase (decrease) in cash and cash equivalents	926,000	(571,600)	(594,100)
Cash and cash equivalents, beginning	312,400	884,000	1,478,100
Cash and cash equivalents, ending	$1,238,400	$ 312,400	$ 884,000

See accompanying Summary of Accounting Policies and Notes to Financial Statements.

LOGIC Devices Incorporated

Summary of Accounting Policies

The Company and Nature of Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company’s products include chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 84 percent of the Company's net revenues in fiscal 2009 were derived from original equipment manufacturers, while sales through distributors accounted for approximately 16 percent of net revenues. Approximately 87 percent of the Company's fiscal 2009 net revenues were from domestic sales and approximately 13 percent from foreign sales.

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

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on its analysis of historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, the Company has not experienced significant losses related to receivables. At September 30, 2009 and 2008, the Company determined that no allowance for doubtful accounts was necessary.

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

There were 310,500, 337,500, and 335,500 common stock options outstanding at September 30, 2009, 2008, and 2007, respectively. These options were not considered in calculating diluted net loss per common share as their effect would have been antidilutive. As a result, for fiscal 2009, 2008, and 2007, the Company’s basic and diluted net loss per common share is the same.

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

Share-based Payments

The Company issues common stock options to its employees, certain consultants, and certain of its board members. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are provided in exchange for the award, known as the requisite service period (usually the vesting period).

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2009	2008	2007

Dividend yield	None	None	None
Expected volatility	148.2%	49.8%	49.8%
Risk-free interest rate	1.5%	2.2%	4.5%
Expected term (years)	4.0	4.0	4.0

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

Impact of New Financial Accounting Pronouncements

In September 2006, the FASB issued authoritative guidance for Fair Value Measurements and Disclosures that defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB issued authoritative guidance that allows for the delay of the effective date for fair value measurements for one year for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In April 2009, the FASB issued additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard was effective beginning with the Company’s fourth quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for the Company beginning on October 1, 2008. The effective date for all non-financial assets and non-financial liabilities is the beginning of the Company’s first quarter of fiscal 2010.

In February 2007, the FASB issued authoritative guidance for fair value option for financial assets and financial liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. On October 1, 2008 the Company adopted this standard and has elected not to measure any additional financial instruments or other items at fair value.

On April 1, 2009, the Company adopted new authoritative guidance related to the recording and disclosure of fair value measurement, which had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued authoritative guidance for Investments — Debt and Equity Securities regarding the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. On April 1, 2009 the Company adopted this standard, which had no impact on its financial position or results of operations.

In May 2009, the FASB issued authoritative guidance regarding Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company evaluated subsequent events through December 14, 2009, the date of financial statement issuance.

In June 2009, the FASB issued the FASB Accounting Standards Codification. The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. This statement does not change GAAP and will not have an affect on the Company’s financial position or results of operations. The Company adopted the Codification standard on September 30, 2009.

LOGIC Devices Incorporated

Notes to Financial Statements

1.            Inventories

A summary of inventories follows:

	September 30,	September 30,
	2009	2008

Raw materials	$ 38,700	$ 156,500
Work-in-process	194,800	149,400
Finished goods	844,200	1,118,800
	$1,077,700	$1,424,700

2.            Property and Equipment

A summary of property and equipment follows:

	September 30,	September 30,
	2009	2008

Equipment	$1,187,500	$3,299,400
Tooling costs	535,800	549,600
Leasehold improvements	194,700	179,500
	1,918,000	4,028,500
Less accumulated depreciation	1,101,600	3,150,700
	$ 816,400	$ 877,800

Depreciation expense for fiscal 2009, 2008, and 2007 was $322,300, $305,200, and $307,800, respectively.

3.            Share-Based Compensation

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. There are 1,040,000 authorized shares remaining for granting of future options.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations for fiscal years ended September 30, 2009, 2008, and 2007 related to common stock options was $6,500 ($0.12 per share) $13,400 ($0.30 per share), and $23,500 ($0.58 per share), respectively. The Company did not record income tax benefits related to the equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

A summary of nonvested shares at September 30, 2009 and changes during the fiscal year then ended follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares at October 1, 2008	2,875	$ 0.47
Granted	90,000	$ 0.53
Vested	(59,125)	$ 0.53
Forfeited/Expired	–	–
Nonvested shares at September 30, 2009	33,750	$ 0.60

As September 30, 2009, there was $11,100 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over the next three years. The total fair value of options vested during the fiscal year ended September 30, 2009 was $6,500.

A summary of changes in common stock options outstanding under the equity-based compensation plans for the fiscal years ended September 30, 2009 and 2008 follows:

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2007	335,500	$1.405	4.23	$249,400

Granted	45,000	$1.210
Exercised	(1,500)	$1.270		$1,900
Forfeited/Expired	(41,500)	$2.087
Outstanding at September 30, 2008	337,500	$1.595	2.57	$–

Granted	90,000	$0.53
Exercised	–	–		–
Forfeited/Expired	(73,000)	$1.958
Outstanding at September 30, 2009	354,500	$1.250	3.38	$32,400
Exercisable at September 30, 2008	320,750	$1.318	2.71	$22,600
Exercisable at September 30, 2008	334,265	$1.598	2.52	–

The weighted average fair value of options granted during the fiscal year ended September 30, 2009 was $0.29

4.            Commitments and Contingencies

Leases

The Company leases its facilities under an operating lease, which requires the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense under the various leases was $239,300, $239,300, and $214,900 for fiscal 2009, 2008, and 2007, respectively.

A summary of future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

Amount

Fiscal years ending:
September 30, 2010	$ 231,400
September 30, 2011	239,700
September 30, 2012	248,100
September 30, 2013	257,300
Thereafter	242,800
$1,219,300

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

5.            Provisions for Income Taxes

The provision for income taxes for fiscal 2009 and 2008 includes a current state expense of $900 and $800, respectively. The provision for income taxes for fiscal 2007 includes a current state expense of $800, federal alternative minimum taxes of $37,100, and state alternative minimum taxes of $7,300.

The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2009, 2008, and 2007, to the loss before taxes:

	2009	2008	2007

Federal income tax benefit at statutory rate	$(275,500)	$(1,347,800)	$(490,400)
Tax credit carryforwards originated in current year	(33,000)	(46,700)	(41,000)
State tax benefit, net of federal tax benefit	(46,800)	(223,700)	(85,700)
Adjustment of prior year net operating loss
carryforwards before valuation allowance	10,700	(9,700)	(28,200)
Valuation allowance	341,200	1,633,000	765,800
Other, net	4,300	(4,300)	(75,300)
	$900	$800	$45,200

Deferred tax assets and liabilities comprise the following:

	September 30,	September 30,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$8,416,200	$8,113,200
Tax credit carryforwards	634,900	602,900
Gross deferred tax assets	9,051,100	8,716,100

Deferred tax liabilities:
State tax benefit	(581,300)	(553,500)
Depreciation	–	(75,300)
	(41,300)	–
Net deferred tax assets	8,428,500	8,087,300
Valuation allowance	(8,428,500)	(8,087,300)
Net deferred taxes	$ –	$ –

The valuation allowance increased $341,200 from fiscal 2008 to fiscal 2009. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (NOLs), partially offset by the increase in the state tax benefit liability. Because the Company's management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

As of September 30, 2009, the Company has Federal and State NOLs totaling approximately $20,832,200 and $15,082,500, respectively, available to offset future taxable income. These NOLs expire at various times through 2028 and 2018, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $249,600 and $95,700, respectively, expiring at various times through 2028. The Company has state manufacturing tax credit carryforwards totaling approximately $289,600, which expire at various times through 2012.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.

We adopted authoritative guidance related to accounting for uncertain tax positions on October 1, 2007. As of the date of adoption, the Company had no unrecognized income tax benefits. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At September 30, 2009, the Company no increase or decrease in unrecognized income tax benefits for the fiscal year and there was no accrued interest or penalties relating to tax uncertainties at September 30, 2009. Unrecognized income tax benefits are not expected to increase or decrease within the next 12 months.

The Company is subject to income tax in the U.S. federal and California and New Hampshire state jurisdictions. The years still open to audit for the U.S. federal and New Hampshire state  jurisdiction are 2006 through 2008 and for the California state jurisdiction are 2005 through 2008. However, because the Company has net operating losses and credits carried forward in both these jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

6.             Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2009, two customers accounts for approximately 41 and 32 percent of net revenues, with accounts receivable of $159,400 and $142,000 as of September 30, 2009, respectively. For fiscal 2008, two customers accounted for approximately 26 and 19 percent of net revenues, with accounts receivable of $188,600 and $76,900 as of September 30, 2008, respectively. For fiscal 2007, one customer accounted for approximately 43 percent of net revenues, with accounts receivable of $334,900 as of September 30, 2007.

For fiscal 2009, three suppliers comprised 10 or more percent of the total inventory purchases (49, 21, and 14 percent). For fiscal 2008, three suppliers comprised 10 or more percent of the total inventory purchases (31, 29, and 14 percent). During fiscal 2007, one supplier comprised 62 percent of the total inventory purchases (no others comprised more than 10 percent).

Export Sales

The following table summarizes export sales information:

	2009	2008	2007

Western Europe	$225,000	$ 524,500	$1,132,700
Far East	180,800	497,500	393,400
Other	–	–	37,800
	$405,800	$1,022,000	$1,563,900

In fiscal 2009, 2008, and 2007, no one country accounted for more than 10 percent of net revenues.

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

The Company currently is dependent on one primary supplier as its wafer-processing source. If this supply was to be interrupted or the terms were to become unfavorable to the Company, this could have a material adverse impact on the Company’s operations.

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

8.            Statements of Cash Flows

During fiscal 2009, we paid $1,900 for interest, while there was no interest paid during fiscal 2008 and 2007. The Company paid $80,000 ($77,200 for estimated alternative minimum taxes) for income tax in fiscal 2007. In fiscal 2009 and 2008, the Company paid $900 and $800 for income taxes, respectively. There were no non-cash investing and financing activities during fiscal 2009, 2008, and 2007.

9.            401(k) Savings Plan

The Company adopted a 401(k) Savings Plan (the Plan) in September 2005. Employees are able to make voluntary contributions and the Company has the discretion to make matching contributions. The Plan covers all employees meeting certain age and service requirements. The Company funds expenses incurred in connection with the Plan. The Company made no matching contributions in fiscal 2009 and 2008.

Quarterly Financial Data (Unaudited)

The following is an unaudited summary of quarterly results of operations for the fiscal years ended September 30, 2009 and 2008 (in thousands, except per share data):

		Fiscal Quarters Ended:			Fiscal
	12/31/08	03/31/09	06/30/09	09/30/09	Year

Net revenues	$ 445	$ 556	$ 803	$ 1,209	$ 3,013

Gross margin	$ 31	$ 278	$ 636	$ 799	$ 1,744

(Loss) income from operations	$ (628)	$ (418)	$ 31	$ 200	$(815)

(Loss) income before income taxes	$ (621)	$ (420)	$ 31	$ 200	$ (810)

Net (loss) income	$ (621)	$ (421)	$ 31	$ 200	$ (811)

Basic (loss) income per share	$ (0.09)	$ (0.06)	$ –	$ 0.03	$ (0.12)

Basic wtd-avg common shares	6,814	6,814	6,814	6,814	6,814

		Fiscal Quarters Ended:			Fiscal
	12/31/07	03/31/08	06/30/08	09/30/08	Year

Net revenues	$ 869	$ 965	$ 729	$ 789	$ 3,352

Gross margin	$ 128	$ (50)	$ (423)	$ (499)	$ (844)

Loss from operations	$ (649)	$ (809)	$ (1,128)	$ (1,305)	$ (3,891)

Loss before income taxes	$ (763)	$ (791)	$ (1,116)	$ (1,294)	$ (3,964)

Net loss	$ (763)	$ (791)	$ (1,117)	$ (1,294)	$ (3,965)

Basic loss per share	$ (0.11)	$ (0.12)	$ (0.16)	$ (0.19)	$ (0.58)

Basic wtd-avg common shares	6,814	6,814	6,814	6,814	6,814

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reporting within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of its assessment of internal control over financial reporting, management has concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that has material affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item is incorporated by reference from our proxy statement for our 2010 Annual Meeting, expected to be filed with the SEC no later than January 28, 2010.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our proxy statement for our 2010 Annual Meeting, expected to be filed with the SEC no later than January 28, 2010.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information required by this Item is incorporated by reference from our proxy statement for our 2010 Annual Meeting, expected to be filed with the SEC no later than January 28, 2010.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our proxy statement for our 2010 Annual Meeting, expected to be filed with the SEC no later than January 28, 2010.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from our proxy statement for our 2010 Annual Meeting, expected to be filed with the SEC no later than January 28, 2010.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:
(1)

Our Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear at pages 20 to 34 of this report; see Index to Financial Statements and Financial Statement Schedules at page 19 of this report.

	(2)	Our Financial Statement Schedule (Schedule II) appears on page 38.
	(3)	Our Index to Exhibits appears at page 40 of this report.

Schedule II – Valuation and Qualifying Accounts

	Beginning Balance	Charged to expense	Write-offs	Ending Balance

Allowance for doubtful accounts
There was no allowance for doubtful accounts needed in fiscal 2009, 2008, and 2007.

Inventory
2009	$ –	$ –	$ –	$ –

2008	$1,573,700	$ –	$(1,573,700)	$ –

2007	$2,722,000	$402,700	$(1,551,000)	$1,573,700

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 14, 2009	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 14, 2009
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2009
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 14, 2009
/s/ Brian P. Cardozo Brian P. Cardozo	Director	December 14, 2009
/s/ Steven R. Settles Steven R. Settles	Director	December 14, 2009

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (2)
10.1	Real estate lease regarding our Sunnyvale, CA facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.2] (4)
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan. [10.3] (4)
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
23.1	Consent letter of Hein & Associates LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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