Form 10-Q
period 2009-12-31
LOGIC DEVICES Inc
filed 2010-01-29
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

December 31, 2009

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

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date. On January 28, 2010, 6,814,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	December 31,	September 30,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,402,800	$ 1,238,400
Accounts receivable	489,900	359,300
Inventories	854,800	1,077,700
Prepaid expenses and other current assets	79,000	69,700
Total current assets	2,826,500	2,745,100

Property and equipment, net	882,100	816,400
Other assets, net	22,100	22,100
	$ 3,730,700	$ 3,583,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 198,700	$ 81,200
Accrued payroll and vacation	115,100	122,900
Accrued commissions	–	20,100
Other accrued expenses	20,500	55,500
Total current liabilities	334,300	279,700
Deferred rent	44,800	42,700
Total liabilities	379,100	322,400

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
6,814,438 shares issued and outstanding	18,543,200	18,543,200
Additional paid-in capital	168,900	162,100
Accumulated deficit	(15,360,500)	(15,444,100)
Total shareholders' equity	3,351,600	3,261,200
	$ 3,730,700	$ 3,583,600
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarters ended December 31,
	2009	2008

Net revenues	$ 1,102,200	$ 445,400
Cost of revenues	434,100	413,800
Gross margin	668,100	31,600

Operating expenses:
Research and development	271,600	301,100
Selling, general and administrative	318,600	358,200
Total operating expenses	590,200	659,300
Operating income (loss)	77,900	(627,700)

Other income and expense, net
Interest income	100	8,500
Interest expense	–	(1,700)
Other income	5,600	–
Other income and expense, net	5,700	6,800

Income (loss) before provision for income taxes	83,600	(620,900)

Provision for income taxes	–	–
Net income (loss)	$ 83,600	$ (620,900)
Basic earnings (loss) per common share	$ 0.01	$ (0.09)
Basic weighted average common shares outstanding	6,814,438	6,814,438
Diluted earnings (loss) per common share	$ 0.01	$ (0.09)
Diluted weighted average common shares outstanding	6,869,737	6,814,438
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the quarters ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 83,600	$ (620,900)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	80,600	79,900
Write-down of inventory	–	250,200
Deferred rent	2,100	4,200
Stock-based compensation	6,800	–
Changes in current assets and liabilities:
Accounts receivable	(130,600)	281,900
Inventories	222,900	(102,500)
Prepaid expenses and other current assets	(9,300)	(46,300)
Accounts payable	117,500	(62,000)
Accrued payroll and vacation	(7,800)	(24,400)
Accrued commissions	(20,100)	(600)
Other accrued expenses	(35,000)	9,800
Net cash provided by (used in) operating activities	310,700	(230,700)

Cash flows from investing activities:
Sales of available-for-sale securities	–	50,000
Capital expenditures	(146,300)	(31,500)
Net cash (used in) provided by investing activities	(146,300)	18,500

Cash flows from financing activities:
Proceeds from bank borrowings	–	975,000
Repayment of bank borrowings	–	(51,600)
Net cash provided by financing activities	–	923,400
Net increase in cash and cash equivalents	164,400	711,200
Cash and cash equivalents, beginning	1,238,400	312,400
Cash and cash equivalents, ending	$ 1,402,800	$ 1,023,600
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2009 and 2008, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2010.

2.           Inventories

A summary of inventories follows:

	December 31,	September 30,
	2009	2009

Raw materials	$ 38,700	$ 38,700
Work-in-process	64,900	194,800
Finished goods	751,200	844,200
	$ 854,800	$ 1,077,700

3.           Shareholders’ Equity

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. We granted 45,000 common stock options in the quarter ended December 31, 2009. There are 1,000,000 authorized shares remaining for granting of future options.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations for quarter ended December 31, 2009 related to common stock option grants was $6,800 (fair value of $1.00 per share). There was no compensation expense related to common stock options in the quarter ended December 31, 2008 as no options were granted.

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

There were 394,500 and 337,500 common stock options outstanding at December 31, 2009 and 2008, respectively. For the quarter ended December 31, 2009, the Company had 55,299 dilutive common shares as the weighted average price of the Company’s common stock during the quarter was $1.39. No options were considered in calculating the diluted loss per share for the quarter ended December 31, 2008, as their effect would have been antidilutive. As a result, for the quarter ended December 31, 2008, the Company’s basic and diluted loss per share are the same.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A – Risk Factors" in the Annual Report on Form 10-K for our fiscal year ended September 30, 2009 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

For the quarter ended December 31, 2009, our net revenues increased by $656,800 (147%) compared to the same quarter of fiscal 2009. This increase was primarily the result of the revenues from the digital cinema project returning to expected run rates and the return of some periodic military program revenues.

Expenses

Our cost of revenues for the quarter ended December 31, 2009 increased $20,300 (5%) compared to the same quarter of fiscal 2009. Cost of revenues remained relatively constant year-to-year after reducing the cost of revenues in fiscal 2009 by its one-time inventory write-down of $250,200. There was no inventory write-down in the first quarter of fiscal 2010. In addition, items previously written down to zero-value made up 36% of the net revenues for fiscal 2010, compared to 20% of the net revenues for fiscal 2009.

Research and development (R&D) expenditures for the quarter ended December 31, 2009 decreased by $29,500 (10%) compared to the same quarter of fiscal 2009. This decrease was the result of a reduction in work weeks for some R&D employees. As the development of new products is key to future growth, R&D expenses are expected to continue at or slightly above the current level.

Selling, general, and administrative expenditures for the quarter ended December 31, 2009 decreased by $39,600 (11%) compared to the same quarter of fiscal 2009. This decrease was primarily the result of a reduction in sales consulting charges in fiscal 2010.

For the quarter ended December 31, 2009, the other income, net, decreased $1,100 (16%) from the same quarter of fiscal 2009. This decrease was primarily the result of interest income decreases ($8,500) being partially offset by other income from unclaimed property from the state of California ($5,600).

As a result of the increase in net revenues paired with the slight cost decreases, we had a net income of $83,600 for the quarter ended December 31, 2009, compared to a net loss of $620,900 for the same quarter of fiscal 2009.

Liquidity and Capital Resources

Cash Flows

While our net income for the quarter ended December 31, 2009 was $83,600, our net cash provided by operations was $310,700, primarily from the sale of existing inventory. During the quarter, we used $146,300 for capital expenditures, including mask tooling for new products.

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

Working Capital

Historically, due to order scheduling by our customers, up to 60% of our quarterly revenues are often shipped in the last month of the quarter, so a large portion of shipments included in our quarter-end accounts receivable are not yet due per our net 30 day terms. As a result, quarter-end accounts receivable balances are typically at their highest level for the respective period.

As a fabless semiconductor company with products having longer than normal product life cycles, our investment in inventories has been, and will continue to be, significant. Although high levels of inventory impact liquidity, we believe these costs are a less costly alternative to owning a wafer fabrication facility. Over the past few years, we have attempted to streamline our product offerings, in turn reducing our inventory levels, and we will continue this effort in the upcoming periods. During fiscal 2009, we decreased our inventory by $347,000, including a write-down of $406,700. During the quarter ended December 31, 2009, we have decreased inventory by an additional $222,900 through sales of existing items.

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

We believe the cost reductions we have undertaken in the past few years will allow us to generate sufficient cash from future revenues, to fund current operations and future capital needs. However, we continue to evaluate our debt and equity financing opportunities.

Impact of New Financial Accounting Standards

In May 2009, the FASB issued authoritative guidance regarding Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company evaluated subsequent events through January 28, 2010, the date of financial statement issuance.

In June 2009, the FASB issued the FASB Accounting Standards Codification. The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Company adopted the Codification standard on September 30, 2009. This statement did not change GAAP and did not have an effect on the Company’s financial position or results of operations.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of December 31, 2009, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no other material changes to the risk factors disclosed in our Form 10-K filed with SEC on December 15, 2009 for the fiscal year ended September 30, 2009.

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

LOGIC Devices Incorporated (Registrant)

Date: January 28, 1010	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: January 28, 2010	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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