Form 10-Q
period 2010-03-31
LOGIC DEVICES Inc
filed 2010-04-30
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2010

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

Yes            No    X

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date. On April 30, 2010, 6,814,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,191,900	$ 1,238,400
Accounts receivable	273,500	359,300
Inventories	833,200	1,077,700
Prepaid expenses and other current assets	92,100	69,700
Total current assets	2,390,700	2,745,100

Property and equipment, net	874,100	816,400
Other assets, net	22,100	22,100
	$ 3,286,900	$ 3,583,600
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 95,500	$ 81,200
Accrued payroll and vacation	135,900	122,900
Accrued commissions	22,500	20,100
Other accrued expenses	13,700	55,500
Total current liabilities	267,600	279,700
Deferred rent	47,000	42,700
Total liabilities	314,600	322,400
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
6,814,438 shares issued and outstanding	18,543,200	18,543,200
Additional paid-in capital	208,000	162,100
Accumulated deficit	(15,778,900)	(15,444,100)
Total shareholders' equity	2,972,300	3,261,200
	$ 3,286,900	$ 3,583,600
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarters ended March 31,
	2010	2009
Net revenues	$ 553,200	$ 555,700
Cost of revenues	243,400	278,000
Gross margin	309,800	277,700
Operating expenses:
Research and development	370,300	308,400
Selling, general and administrative	355,600	386,700
Total operating expenses	725,900	695,100
Operating loss	(416,100)	(417,400)
Other income and expense, net
Interest income	–	1,800
Interest expense	–	(200)
Other income (expense)	–	(4,100)
Other income and expense, net	–	(2,500)
Loss before provision for income taxes	(416,100)	(419,900)
Provision for income taxes	2,300	900
Net loss	$ (418,400)	$ (420,800)
Basic and diluted loss per common share	$ (0.06)	$ (0.06)
Basic and diluted weighted average common shares outstanding	6,814,438	6,814,438
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the six months ended March 31,
	2010	2009
Net revenues	$ 1,655,400	$ 1,001,100
Cost of revenues	677,500	691,800
Gross margin	977,900	309,300
Operating expenses:
Research and development	641,900	609,500
Selling, general and administrative	674,200	744,900
Total operating expenses	1,316,100	1,354,400
Operating loss	(338,200)	(1,045,100)
Other income and expense, net
Interest income	100	10,300
Interest expense	–	(1,900)
Other income (expense)	5,600	(4,100)
Other income and expense, net	5,700	4,300
Loss before provision for income taxes	(332,500)	(1,040,800)
Provision for income taxes	2,300	900
Net loss	$ (334,800)	$ (1,041,700)
Basic and diluted loss per common share	$ (0.05)	$ (0.15)
Basic and diluted weighted average common shares outstanding	6,814,438	6,814,438
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (334,800)	$ (1,041,700)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	153,900	161,200
Stock-based compensation	45,900	2,800
Deferred rent	4,300	8,500
Loss on disposal of capital equipment	–	4,100
Write-down of inventories	–	250,200
Changes in current assets and liabilities:
Accounts receivable	85,800	290,800
Inventories	244,500	(6,200)
Prepaid expenses and other current assets	(22,400)	18,900
Accounts payable	14,300	(74,200)
Accrued payroll and vacation	13,000	(21,100)
Accrued commissions	2,400	(3,800)
Other accrued expenses	(41,800)	2,400
Net cash provided by (used in) operating activities	165,100	(408,100)
Cash flows from investing activities:
Sales of available-for-sale securities	–	975,000
Capital expenditures	(211,600)	(120,300)
Net cash (used in) provided by investing activities	(211,600)	854,700
Cash flows from financing activities:
Proceeds from bank borrowings	–	975,000
Repayment of bank borrowings	–	(975,000)
Net cash provided by financing activities	–	–
Net change in cash and cash equivalents	(46,500)	446,600
Cash and cash equivalents, beginning	1,238,400	312,400
Cash and cash equivalents, ending	$ 1,191,900	$ 759,000
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2009 and 2008, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2010.

2.           Inventories

A summary of inventories follows:

	March 31,	September 30,
	2010	2009

Raw materials	$ 38,700	$ 38,700
Work-in-process	70,100	194,800
Finished goods	724,400	844,200
	$ 833,200	$ 1,077,700

3.           Shareholders’ Equity

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. We granted 50,000 and 90,000 common stock options in the quarter and six months ended March 31, 2010, respectively. There are 1,070,000 authorized shares remaining for granting of future options.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations for quarter and six months ended March 31, 2010 related to common stock option grants was $39,100 and $45,900 (fair value of $1.24 and $1.13 per share), respectively. Share-based compensation expense recognized for the quarter and six months ended March 31, 2009 was $2,800 (fair value of $0.09 per share).

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

There were 285,000 and 322,500 common stock options outstanding at March 31, 2010 and 2009, respectively. No options were considered in calculating the diluted loss per share for the quarter and six months ended March 31, 2010 and 2009, as their effect would have been antidilutive. As a result, for the quarter and six months ended March 31, 2010 and 2009, the Company’s basic and diluted loss per share are the same.

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

Results of Operations

Revenues

For the quarter ended March 31, 2010, our net revenues were similar to the same quarter of fiscal 2009 (decrease of $2,500). For the six months ended March 31, 2010, our net revenues increased by $654,300 (65%). This increase was primarily the result of the return of periodic military program revenues.

Expenses

Our cost of revenues for the quarter and six months ended March 31, 2010 decreased $34,600 (12%) and $14,300 (2%), respectively, compared to the same periods of fiscal 2009. However, our cost of revenues for the six-month period would have increased as a result of the increase in net revenues if not for an one-time inventory write-down of $250,200 in fiscal 2009. There were no inventory write-downs in the first six months of fiscal 2010.

Research and development (R&D) expenditures for the quarter and six months ended March 31, 2010 increased by $61,900 (20%) and $32,400 (5%), respectively, compared to the same periods of fiscal 2009. This increase was the result of outside services to test, characterize, and qualify new products to put them into production. As the development of new products is a key to future growth, R&D expenses are expected to continue at or slightly above the current level.

Selling, general, and administrative expenditures for the quarter and six months ended March 31, 2010 decreased by $31,100 (8%) and $70,700 (9%), respectively, compared to the same periods of fiscal 2009. This decrease was primarily the result of a reduction in sales consulting charges in fiscal 2010.

During the quarter ended March 31, 2010, there was no other income or expense, compared to other expense, net, of $2,500 in the same quarter of fiscal 2009 (result of a loss on disposal of capital equipment). For the six months ended March 31, 2010, we received other income from unclaimed property from the State of California aggregating $5,600, compared to other income, net, of $4,300 (interest income of $10,300 offset by the loss on disposal of capital equipment and interest expense) for the same period of fiscal 2009.

As a result of the increase in net revenues and the slight decreases in costs, our net loss for the quarter and six months ended March 31, 2010 decreased $2,400 (1%) and $706,900 (68%), respectively, for the same periods of fiscal 2009.

Liquidity and Capital Resources

Cash Flows

While we had a net loss of $334,800 for the six months ended March 31, 2010, our operations provided net cash of $165,100, principally from the reduction of accounts receivable by $85,800 and the sale of existing inventories of $244,500. During the six months ended March 31, 2010, we used $211,600 of cash for capital equipment purchases, mainly for the testing and production of new products.

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

As a fabless semiconductor company with products having longer than normal product life cycles, our investment in inventories has been, and will continue to be, significant. Although high levels of inventory impact liquidity, we believe these costs are a less costly alternative to owning a wafer fabrication facility. Over the past few years, we have attempted to streamline our product offerings, in turn reducing our inventory levels, and we will continue this effort in the upcoming periods. During fiscal 2009, we decreased our inventory by $347,000, including a write-down of $406,700. During the six months ended March 31, 2010, we have decreased inventory by an additional $244,500 through sales of existing items.

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

Impact of New Financial Accounting Standards

In May 2009, the FASB issued authoritative guidance regarding Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company evaluated subsequent events through the date of financial statement issuance.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of March 31, 2010, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At 9:00 a.m. on March 9, 2010, the Company held its Annual Meeting of Shareholders at its headquarters, located at 1375 Geneva Drive, Sunnyvale, California 94089. There were 5,448,372 shares present or represented by proxy at the meeting, representing a quorum. There were two items of business for the meeting.

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

	FOR	WITHHELD

Brian P. Cardozo	2,712,046	22,950
Howard L. Farkas	2,701,252	33,744
Steven R. Settles	2,711,846	23,150
William J. Volz	2,712,046	22,950

As a result of the vote, all nominees were elected as directors at the meeting.

The second item of business was the ratification of the appointment of Hein & Associates LLP as our independent auditors for the fiscal year ending September 30, 2010. With 4,798,989 votes for ratification, 1,564 votes against ratification, and 647,819 votes abstained, Hein & Associates LLP was ratified as our independent auditors for the fiscal year ended September 30, 2010.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The Index to Exhibits appears at Page 14 of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: April 30, 1010	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. (4)
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan. (4)
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

[ ]

Exhibits so marked have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1)	Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, as filed with the SEC on January 26, 2005.
(2)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 15, 2007.
(3)	Current Report on Form 8-K, as filed with the SEC on August 7, 2007.
(4)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 6, 2008.
(5)	Annual Report on Form 10-K for the transition period from January 1, 1998 to September 30, 1998, as filed with the SEC on January 13, 1999.