Form 10-Q
period 2010-06-30
LOGIC DEVICES Inc
filed 2010-07-30
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

June 30, 2010

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

Yes            No    X

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date. On July 30, 2010, 6,819,438 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 650,400	$ 1,238,400
Accounts receivable	215,100	359,300
Inventories	826,300	1,077,700
Prepaid expenses and other current assets	61,100	69,700
Total current assets	1,752,900	2,745,100

Property and equipment, net	852,400	816,400
Capitalized software, net	257,600	–
Other assets, net	22,100	22,100
	$ 2,885,000	$ 3,583,600
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 124,300	$ 81,200
Accrued payroll and vacation	117,500	122,900
Accrued commissions	16,700	20,100
Other accrued expenses	6,900	55,500
Total current liabilities	265,400	279,700
Deferred rent	49,100	42,700
Total liabilities	314,500	322,400
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
6,819,438 and 6,814,438 shares issued and outstanding, respectively	18,546,200	18,543,200
Additional paid-in capital	208,000	162,100
Accumulated deficit	(16,183,700)	(15,444,100)
Total shareholders' equity	2,570,500	3,261,200
	$ 2,885,000	$ 3,583,600
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarters ended June 30,
	2010	2009
Net revenues	$ 272,100	$ 803,300
Cost of revenues	233,400	167,500
Gross margin	38,700	635,800
Operating expenses:
Research and development	172,300	279,100
Selling, general and administrative	270,600	326,000
Total operating expenses	442,900	605,100
Operating (loss) income	(404,200)	30,700
Provision for income taxes	600	–
Net (loss) income	$ (404,800)	$ 30,700
Basic (loss) income per common share	$ (0.06)	$ –
Basic weighted average common shares outstanding	6,817,771	6,814,438
Diluted (loss) income per common share	$ (0.06)	$ –
Diluted weighted average common shares outstanding	6,817,771	6,820,760
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the nine months ended June 30,
	2010	2009
Net revenues	$ 1,927,500	$ 1,804,400
Cost of revenues	910,900	859,300
Gross margin	1,016,600	945,100
Operating expenses:
Research and development	814,200	888,600
Selling, general and administrative	944,800	1,070,900
Total operating expenses	1,759,000	1,959,500
Operating loss	(742,400)	(1,014,400)
Other income and expense, net
Interest income	100	10,300
Interest expense	–	(1,900)
Other income (expense)	5,600	(4,100)
Other income and expense, net	5,700	4,300
Loss before provision for income taxes	(736,700)	(1,010,100)
Provision for income taxes	2,900	900
Net loss	$ (739,600)	$ (1,011,000)
Basic and diluted loss per common share	$ (0.11)	$ (0.15)
Basic and diluted weighted average common shares outstanding	6,815,549	6,814,438
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (739,600)	$ (1,011,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223,500	246,400
Stock-based compensation	45,900	6,500
Deferred rent	6,400	12,700
Loss on disposal of capital equipment	–	49,400
Write-down of inventories	–	250,200
Changes in current assets and liabilities:
Accounts receivable	144,200	109,200
Inventories	251,400	(117,400)
Prepaid expenses and other current assets	8,600	61,300
Accounts payable	43,100	(107,400)
Accrued payroll and vacation	(5,400)	(37,800)
Accrued commissions	(3,400)	(2,400)
Other accrued expenses	(48,600)	(5,100)
Net cash used in operating activities	(73,900)	(545,400)
Cash flows from investing activities:
Sales of available-for-sale securities	–	975,000
Capital expenditures	(259,500)	(246,500)
Capitalized software	(257,600)	–
Net cash (used in) provided by investing activities	(517,100)	728,500
Cash flows from financing activities:
Proceeds from exercise of employee stock options	3,000
Proceeds from bank borrowings	–	975,000
Repayment of bank borrowings	–	(975,000)
Net cash provided by financing activities	3,000	–
Net change in cash and cash equivalents	(588,000)	183,100
Cash and cash equivalents, beginning	1,238,400	312,400
Cash and cash equivalents, ending	$ 650,400	$ 495,500
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2009 and 2008, with the Securities and Exchange Commission. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2010.

Our cost reductions over the past few years have allowed us to generate enough cash from operations to fund current operations and future capital expenditures. As we have multiple new products being introduced, our capital requirements have increased substantially. Cash on-hand and cash from operations may not be sufficient to meet these increased demands. As such, we are reviewing our expected capital needs and are exploring multiple debt and equity financing opportunities.

2.           Inventories

A summary of inventories follows:

	June 30,	September 30,
	2010	2009

Raw materials	$ 54,000	$ 38,700
Work-in-process	89,100	194,800
Finished goods	683,200	844,200
	$ 826,300	$ 1,077,700

3.           Shareholders’ Equity

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. We granted 90,000 common stock options in the nine months ended June 30, 2010. There were no grants in the quarter ended June 30, 2010. There are 1,070,000 authorized shares available for future grants.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations for the nine months ended June 30, 2010 related to common stock option grants was $45,900 (fair value of $1.24 per share). Share-based compensation expense recognized for the nine months ended June 30, 2009 was $2,800 (fair value of $0.09 per share). There was no share-based compensation expense recognized in the quarters ended June 30, 2010 and 2009.

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

There were 280,000 and 355,500 common stock options outstanding at June 30, 2010 and 2009, respectively. No options were considered in calculating the diluted loss per share for the quarter and nine months ended June 30, 2010, as their effect would have been antidilutive. As a result, for the quarter and nine months ended June 30, 2010, the Company’s basic and diluted loss per share are the same. The same is true for the nine months ended June 30, 2009. However, for the quarter ended June 30, 2009, the Company had 6,322 dilutive common share equivalents as the weighted average price of the Company’s common stock during the quarter was $0.53.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, intellectual property claims and defense, and our ability to obtain access to capital markets, both debt and equity. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A – Risk Factors" in the Annual Report on Form 10-K for our fiscal year ended September 30, 2009 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

Revenues

For the quarter ended June 30, 2010, our net revenues decreased by $531,200 (66%) compared to the same period of fiscal 2009. This decrease was the result of a significant decline in revenues from the digital cinema project in fiscal 2010. For the nine months ended June 30, 2010, our net revenues increased by $123,100 (7%) compared to the same period of fiscal 2009, primarily as a result of strong military program revenues in early fiscal 2010.

Expenses

Our cost of revenues for the quarter and nine months ended June 30, 2010 increased $65,900 (39%) and $51,600 (6%), respectively, compared to the same periods of fiscal 2009. For the quarter ended June 30, 2010, cost of revenues, in aggregate and as a percent of net revenues, increased despite the decrease in net revenues as we expensed certain fixed costs that would normally be allocated to inventory during high-volume assembly periods. As we transition from development to the production and sale of new products, these fixed costs will again be allocated to inventory.

Research and development (R&D) expenditures for the quarter and nine months ended June 30, 2010 decreased by $106,800 (38%) and $74,400 (8%), respectively, compared to the same periods of fiscal 2009. This decrease was the result of allocating portions of R&D expenditures to capitalized software for the development of test software for the new products. As the development of new products is a key to future growth, R&D expenses are expected to continue at significant levels.

Selling, general, and administrative expenditures for the quarter and nine months ended June 30, 2010 decreased by $55,400 (17%) and $126,100 (12%), respectively, compared to the same periods of fiscal 2009. This decrease was primarily the result of a reduction in sales consulting charges and patent fees in fiscal 2010.

During the quarter ended June 30, 2010 and 2009, there was no other income or expense. For the nine months ended June 30, 2010, we received other income from unclaimed property from the State of California aggregating $5,600, compared to other income, net, of $4,300 (interest income of $10,300 offset by the loss on disposal of capital equipment and interest expense) for the same period of fiscal 2009.

As a result of the decrease in net revenues for the quarter ended June 30, 2010, we had a net loss of $404,800 compared to a net income of $30,700 for the same quarter of fiscal 2009. However, for the nine months ended June 30, 2010, the increase in net revenues combined with decreases in operating expenses resulted in our net loss decreasing by $271,400 (27%) compared to the same period of fiscal 2009.

Liquidity and Capital Resources

Cash Flows

While we had a net loss of $739,600 for the nine months ended June 30, 2010, our operations used net cash of only $73,900. Reductions of accounts receivable and inventory produced cash of $144,200 and $251,400, respectively, while we used cash of $48,600 to reduce accrued expenses. During the nine months ended June 30, 2010, we used cash of $259,500 for capital equipment purchases, mainly for the testing and production of new products, and $257,600 for capitalized test software development.

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

As a fabless semiconductor company with products having longer product life cycles, our investment in inventories has been, and will continue to be, significant. Although high levels of inventory impact liquidity, we believe these costs are less costly than owning a wafer fabrication facility. Over the past few years, we have attempted to streamline our product offerings, in turn reducing our inventory levels, and we will continue this effort in the upcoming periods. During fiscal 2009, we decreased our inventory by $347,000, including a write-down of $406,700. During the nine months ended June 30, 2010, we have decreased inventory by an additional $251,400 through sales of existing items.

Financing

Our cost reductions over the past few years have allowed us to generate enough cash from operations to fund current operations and future capital expenditures. As we have multiple new products being introduced, our capital requirements have increased substantially. Cash on-hand and cash from operations may not be sufficient to meet these increased demands. As such, we are reviewing our expected capital needs and are exploring multiple debt and equity financing opportunities.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of June 30, 2010, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LOGIC Devices Incorporated (Registrant)

Date: July 30, 2010	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2010	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. (4)
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan. (4)
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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