Form 10-K
period 2010-09-30
LOGIC DEVICES Inc
filed 2010-12-27
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of March 31, 2010, the last day of the registrant’s most recently completed second quarter was $6,499,900.

As of December 23, 2010, the Registrant had 7,398,172 shares of its common stock issued and outstanding.

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

PART I

Item 1. BUSINESS

General Development of the Business

LOGIC Devices Incorporated, an ISO 9001:2008 registered company, develops and markets high-performance, low power digital integrated circuits and integrated modules that perform high-density storage and signal/image processing functions. Our products enable video display, transport, editing, composition, special effects, and the high-performance, high-density storage of electronic information. We also provide solutions for digital filtering in television broadcast stations and image enhancement in medical diagnostic scanning and imaging equipment.

Our products are used in video broadcasting, medical imaging, military, industrial, embedded, and telecommunications markets. Our products address memory, digital signal processing (DSP), and high-performance arithmetic computation. We focus on developing proprietary, silicon intellectual property (IP) and standard catalog products to address specific functional application needs and performance levels that are not otherwise commercially available. We seek to provide related groups of circuits that original equipment manufacturers (OEMs) incorporate into high-performance electronic systems.

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

We market our products worldwide via our direct marketing and business through an external sales management organization, providing increased direct sales support and channel exposure through a combination of domestic sales representatives and international non-stocking distributors and/or agents. In fiscal 2010, approximately 26 percent of net revenues were from international channels. We adjust our sales structure to address appropriate market requirements. We include the following as some of our customers: Texas Instruments, BAE Systems, Harmonic, GE Medical, Northrup Grumman, Qualcomm, and Raytheon.

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

Markets and Product Development Strategies

We have historically derived a significant portion of our revenues from sales to video equipment manufacturers and to defense contractors providing systems that perform computationally intensive image processing. Our products were among the first to provide economical, high-speed, yet low power, computational solutions for common image manipulation and storage problems encountered in implementing these systems. Applications of our products also overlap into medical diagnostic imaging equipment, and digital cinema systems. We jointly define with our customers, a family of digital image filtering circuits that address the filtering requirements of HDTV studio production systems.

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

We seek to identify additional markets that require the application of our silicon design and multi-chip packaging expertise; that are stable, long-lived markets that are not extremely cost-sensitive; that offer potential for substantial revenue growth; and that are not served by larger competitors with substantially more resources. Currently, the semiconductor industry is challenged by several factors. First, the cost of developing high complexity products is escalating as fast, if not faster than, the capability of the technology itself is increasing. Second, the disciplines required to develop complex, systems-on-chips (SOCs) requires a rapidly increasing breadth of technical skills. Consumer-related products are experiencing ever shrinking life cycles as new products are quickly supplanted by even newer products.

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

Distributors purchase our products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, our distributors receive certain price protection and limited stock rotation rights. However, our distributors are discouraged from maintaining uncommitted stock and must place an order of equal or greater value if they do request a return. During fiscal 2010 and 2009, sales through distributors accounted for approximately 29% and 16% of net revenues, respectively.

In fiscal 2010 and 2009, no distributors generated more than 10% of net revenues; however, Benchmark Electronics (manufacturers for Texas Instruments) comprised 16% and 32% of net revenues in fiscal 2010 and 2009, respectively. In addition, Oncore Electronics (manufacturer for Texas Instruments) comprised 15% and 41% of net revenues in fiscal 2010 and 2009, respectively, and BAE Systems comprised 22% of net revenues in fiscal 2010.

Our distributors are not exclusive and they may also market products competitive with our products. We warrant our products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

International sales are conducted by sales representatives and distributors located throughout Europe and Asia. During fiscal 2010 and 2009, our export sales were approximately 26% and 13% of net revenues, respectively (see Note 7 in "Notes to Financial Statements" contained in Item 8). Our international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for our products. Although our international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, we have not experienced any material difficulties resulting from these restrictions to date.

Backlog

As of December 2, 2010 and 2009, our backlog was approximately $185,900 and $644,400, respectively. This backlog includes all released purchase orders shippable within the following 12 months, including orders from distributors. Our backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, all orders on the backlog that are not "last-time buys" of obsolete products are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors or credits for returned products. We produce catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The business for our catalog products, like the businesses of other companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by purchase contracts. Our shipments are generally concentrated toward the end of each quarter, making it difficult to predict our revenues and results of operations for any fiscal period. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a good indicator of future revenues.

Research and Development

As we have not introduced sufficient new products over the past few years, we view new product development as the most important factor affecting revenue growth; therefore, we continue our commitment to research and development. In addition, we bolster our position with the addition of our multi-chip packaged products, facilitating the integration of our silicon IP with the silicon IP of others to provide packaged solutions to our current and prospective customers. Research and development expenditures were 45% and 38% of net revenues in fiscal 2010 and 2009, respectively. These percentages are affected by the declining revenues. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Statements of Operations," contained in Items 6, 7, and 8, respectively.

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

Employees

As of September 30, 2010, we had 13 full-time employees. We have been careful to retain employees that are important to maintain our ongoing development efforts. Our ability to attract and retain qualified personnel is an important factor in our continued success. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

Our independent auditors have issued a report questioning our ability to continue as a going concern.  This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

We have incurred significant losses and negative operating cash flow in the past and we will likely incur significant losses and negative operating cash flow in the foreseeable future. Continued losses and negative operating cash flow could hamper our operations and prevent us from expanding our business.

Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue our business. Continued losses and negative operating cash flow are also likely to make our capital raising needs more acute while limiting our ability to raise additional financing on favorable terms.

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

We anticipate that the concentration of our sales among a limited number of customers will continue in the future. We do not have long-term purchase commitments from any of our customers. Therefore, these customers could cease purchasing our products with limited notice and with no penalty.

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

  reduced control over delivery schedules and quality,.
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

Item 4. REMOVED AND RESERVED

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades under the ticker symbol, LOGC, on The Nasdaq Capital Market. The following tables sets forth, for the period indicated, the high and low closing sales prices for our Common Stock, as reported by Nasdaq during the following calendar quarters:

Calendar Year	High	Low

2008
Fourth quarter	$1.01	$0.53

2009
First quarter	$0.69	$0.41
Second quarter	$0.61	$0.41
Third quarter	$1.10	$0.44
Fourth quarter	$2.65	$0.90

2010
First quarter	$1.94	$1.19
Second quarter	$1.55	$1.00
Third quarter	$1.34	$0.49

Holders

As of December 7, 2010, there were approximately 1,500 holders of record of our Common Stock.

Dividends

We have not paid any dividends on our Common Stock since our incorporation.

Performance Graph

The following graph, which is furnished rather than filed, compares the five-year cumulative total return on our Common Stock to the total returns on the S&P 500 Index and the NASDAQ Electronic Components Stock Index. This comparison assumes, in each case, that $100 was invested on or about September 30, 2005 and all dividends were reinvested. Our fiscal year ends on September 30 each year.

* $100 invested on 09/30/05 in stock or index – including reinvestment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the position of our equity compensation plans as of September 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by
security holders	363,500	$1.246	1,070,000

Equity compensation plans not approved
by security holders	–		–
Total	363,500	$1.246	1,070,000

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

Liquidity and Capital Resources

Our operations used net cash of $476,700, despite having a net loss of $1,084,500 for fiscal 2010. Non-cash expenses, such as depreciation ($296,400) and stock option vesting ($49,600) affected the net loss, but not our cash position. The collection of accounts receivable produced $182,700 and the sale of existing inventories produced $114,100. We used $53,100 of cash to pay down accrued expenses. During the year, we used $421,600 and $351,500 for capital expenditures (mainly mask and production tooling) and for capitalized test software, respectively. Lastly, we received $250,000 from the private placement of common stock shares to our president.

Despite having a net loss of $811,300, our operations produced net cash of $261,300 for fiscal 2009. We wrote-off $406,700 of inventories and $49,400 of property and equipment no longer in use, all of which increased our net loss but did not affect cash flows from operations. The collection of accounts receivable produced $298,900 and the reduction of prepaid expenses produced $67,100 of net cash, respectively. During fiscal 2009, we also liquidated all $975,000 of our auction rate securities (ARS), paid down the bank borrowings of $975,000 based on those ARS, and made capital expenditures of $310,300.

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

With continuing low revenue levels, management felt it necessary to also review our raw materials and work-in-process. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for potential excess materials. In fiscal 2009, we wrote down inventory of $406,700. In fiscal 2008, we wrote down inventory against our inventory valuation allowance of $1,573,700 and additional inventory totaling $2,059,300. We did not write down any inventory during fiscal 2010 and believe our current inventory valuation provides a reasonable estimate of the recoverability of inventories at the end of fiscal 2010.

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

As such, our continuance of operations may depend on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide debt and equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

Contractual Obligations

Our only contractual obligation is our facility operating lease. The following table summarizes the future fixed payments under this lease as of September 30, 2010. Payment timing may be subject to change.

		Payments due by period:
	Total	Within 1 year	1-3 years	After 3 years

Building	$987,900	$239,700	$748,200	–

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Results of Operations

Comparison of Fiscal Years Ended September 30, 2010 and 2009

Net revenues for fiscal 2010 decreased 27 percent from $3,013,200 in fiscal 2009 to $2,193,300. This decrease was the result of the digital cinema project declining in fiscal 2010, while military purchases partially offset the decrease.

Cost of revenues for fiscal 2010 decreased 13 percent from $1,268,800 in fiscal 2009 to $1,110,000. This decrease is due to the decline in net revenues; however, the cost of revenues did not decrease as much as the net revenues due to certain fixed costs.

Research and development (R&D) expenses decreased 14 percent from $1,159,300 in fiscal 2009 to $997,700 in fiscal 2010. This decrease is the result of further salary and staffing cuts. However, as a percent of net revenues, R&D expenses actually increased in fiscal 2010 compared to fiscal 2009. This is mainly due to the decline in net revenues. During fiscal 2010, we capitalized development costs for test software aggregating $351,500, which reduced our R&D expenses.

Selling, general and administrative expenses decreased 13 percent from $1,399,800 in fiscal 2009 to $1,211,600 in fiscal 2010. These reductions are due to salary cuts and reductions of other operating costs where possible.

Other income for fiscal 2010 consisted of the receipt of unclaimed property from the State of California aggregating $44,200.

For fiscal 2010, the decreases in expenses did not offset the decrease in net revenues, resulting in 34 percent increase to our net loss from $811,300 in fiscal 2009 to $1,084,500.

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

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that we will not realize benefits of these deductible differences as of September 30, 2010. Accordingly, we have established a valuation allowance against our net deferred income tax assets as of September 30, 2010.

Impact of New Financial Accounting Standards

In January 2010, the Financial Accounting Standards Board issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not affect our statements of operations or balance sheets.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheets of LOGIC Devices Incorporated as of September 30, 2010 and 2009, and the related statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Summary of Accounting Policies to the financial statements, the Company has suffered recurring losses from operations and requires additional funds to maintain its operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in the Summary of Accounting Policies to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Irvine, California

December 23, 2010

	LOGIC Devices Incorporated

		Balance Sheets

	September 30,	September 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$ 241,600	$1,238,400
Accounts receivable	176,600	359,300
Inventories	963,600	1,077,700
Prepaid expenses and other current assets	63,700	69,700
Total current assets	1,445,500	2,745,100

Property and equipment, net	941,600	816,400
Capitalized software, net	351,500	–
Other assets, net	22,100	22,100
	$2,760,700	$3,583,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 85,400	$ 81,200
Accrued payroll, vacation and bonuses	132,100	122,900
Accrued commissions	13,300	20,100
Other accrued expenses	–	55,500
Total current liabilities	230,800	279,700

Deferred rent	50,600	42,700
Total liabilities	281,400	322,400

Commitments and contingencies (Note 4)

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
7,176,581 and 6,814,438 shares issued and outstanding, respectively	18,796,200	18,543,200
Additional paid-in capital	211,700	162,100
Accumulated deficit	(16,528,600)	(15,444,100)
Total shareholders' equity	2,479,300	3,261,200
	$2,760,700	$3,583,600

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

	LOGIC Devices Incorporated

	Statements of Operations

	For fiscal years ended September 30,
	2010	2009

Net revenues	$2,193,300	$3,013,200
Cost of revenues	1,110,000	1,268,800
Gross margin	1,083,300	1,744,400

Operating expenses:
Research and development	997,700	1,159,300
Selling, general and administrative	1,211,500	1,399,800
Total operating expenses	2,209,200	2,559,100
Operating loss	(1,125,900)	(814,700)

Other (income) expense, net:
Interest income	(100)	(10,300)
Other (income) expense, net	(44,200)	6,000
Total other (income) expense, net	(44,300)	(4,300)
Loss before provision for income taxes	(1,081,600)	(810,400)
Provision for income taxes	2,900	900
Net loss	$(1,084,500)	$ (811,300)
Basic loss per common share	$(0.16)	$(0.12)
Basic weighted average common shares outstanding	6,816,521	6,814,438

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

					LOGIC Devices Incorporated

				Statement of Shareholders' Equity

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, September 30, 2008	6,814,438	$18,543,200	$155,600	$(30,600)	$(14,632,800)	$4,035,400

Grants of director common
stock options	–	–	6,500	–	–	6,500

Unrealized gain on available-
for-sale securities	–	–	–	30,600	–	30,600

Net loss	–	–	–	–	(811,300)	(811,300)
Balances, September 30, 2009	6,814,438	18,543,200	162,100	–	(15,444,100)	3,261,200

Grants of director common
stock options	–	–	38,100	–	–	38,100

Exercise of employee
common stock options	5,000	3,000	–	–	–	3,000

Vesting of employee
common stock options	–	–	11,500	–	–	11,500

Private placement of
common stock	357,143	250,000	–	–	–	250,000

Net loss	–	–	–	–	(1,084,500)	(1,084,500)
Balances, September 30, 2010	7,176,581	$18,796,200	$211,700	$ –	$(16,528,600)	$2,479,300

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

	LOGIC Devices Incorporated

	Statements of Cash Flows

	For fiscal years ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,084,500)	$ (811,300)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	296,400	322,300
Vesting of common stock options	49,600	6,500
Write-down of inventory	–	406,700
Loss on disposal of capital equipment	–	49,400
Deferred rent	7,900	16,200
Change in operating assets and liabilities:
Accounts receivable	182,700	298,900
Inventories	114,100	(59,700)
Prepaid expenses and other current assets	6,000	67,100
Accounts payable	4,200	(75,100)
Accrued payroll and vacation	9,200	(3,300)
Accrued commissions	(6,800)	4,100
Other accrued expenses	(55,500)	39,500
Net cash (used in) provided by operating activities	(476,700)	261,300
Cash flows from investing activities:
Purchases of available-for-sale securities	–	–
Sales of available-for-sale securities	–	975,000
Capital expenditures	(421,600)	(310,300)
Capitalized test software	(351,500)	–
Net cash provided by (used in) investing activities	(773,100)	664,700
Cash flows from financing activities:
Proceeds of bank borrowings	–	975,000
Repayment of bank borrowings	–	(975,000)
Proceeds of common stock private placement	250,000	–
Exercise of employee stock options	3,000	–
Net cash provided by financing activities	253,000	–
Net (decrease) increase in cash and cash equivalents	(996,800)	926,000
Cash and cash equivalents, beginning	1,238,400	312,400
Cash and cash equivalents, ending	$ 241,600	$1,238,400

	See accompanying Summary of Accounting Policies and Notes to Financial Statements.

LOGIC Devices Incorporated

Summary of Accounting Policies

The Company and Nature of Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company’s products include chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 71 percent of the Company's net revenues in fiscal 2010 were derived from original equipment manufacturers, while sales through distributors accounted for approximately 29 percent of net revenues. Approximately 74 percent of the Company's fiscal 2010 net revenues were from domestic sales and approximately 26 percent from foreign sales.

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. We have incurred operating losses in the past four years and require additional funds to maintain our operations. The Company’s continuance of operations is contingent on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently negotiating with several parties to provide debt and equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

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

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on its analysis of historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, the Company has not experienced significant losses related to receivables. At September 30, 2010 and 2009, the Company determined that no allowance for doubtful accounts was necessary.

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

Shipping and Handling Costs

Shipping and handling costs are expensed to cost of revenues as incurred.

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

There were 363,500 and 310,500 common stock options outstanding at September 30, 2010 and 2009, respectively. These options were not considered in calculating diluted net loss per common share as their effect would have been antidilutive. As a result, for fiscal 2010, and 2009, the Company’s basic and diluted net loss per common share is the same.

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

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2010	2009

Dividend yield	None	None
Expected volatility	133.3%	148.2%
Expected forfeiture rate	32%	10%
Risk-free interest rate	1.3%	1.5%
Expected term (years)	4.0	4.0

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

Impact of New Financial Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not affect our statements of operations or balance sheets.

LOGIC Devices Incorporated

Notes to Financial Statements

1.            Inventories

A summary of inventories follows:

	September 30,	September 30,
	2010	2009

Raw materials	$ 92,100	$ 38,700
Work-in-process	181,300	194,800
Finished goods	690,200	844,200
	$ 963,600	$1,077,700

2.            Property and Equipment

A summary of property and equipment follows:

	September 30,	September 30,
	2010	2009

Equipment	$1,208,300	$1,187,500
Tooling costs	934,200	535,800
Leasehold improvements	197,200	194,700
	2,339,700	1,918,000
Less accumulated depreciation	1,398,000	1,101,600
	$ 941,700	$ 816,400

Depreciation expense for fiscal 2010 and 2009 was $296,400 and $322,300, respectively.

3.            Capitalized Software

During fiscal 2010, the Company capitalized test software development costs totaling $351,500 for products that are in the application development stage. There was no amortization expense related to capitalized software during fiscal 2010 and 2009. There was no capitalization of test software development costs in fiscal 2009.

4.            Share-Based Compensation

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

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations for fiscal years ended September 30, 2010 and 2009 related to common stock options was $49,600 ($0.73 per share) and $6,500 ($0.12 per share), respectively. The Company did not record income tax benefits related to the equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

A summary of nonvested shares at September 30, 2010 and changes during the fiscal year then ended follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares at October 1, 2009	33.750	$0.60

Granted	90,000	$1.38
Vested	(67,500)	$1.31
Forfeited/Expired	–	–
Nonvested shares at September 30, 2010	56,250	$1.01

A summary of changes in common stock options outstanding under the equity-based compensation plans for the fiscal years ended September 30, 2009 and 2008 follows:

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2008	337,500	$1.595	2.57	$ –

Granted	90,000	$0.53
Exercised	–	–
Forfeited/Expired	(73,000)	$1.958
Outstanding at September 30, 2009	354,500	$1.250	3.38	$32,400

Granted	90,000	$1.376
Exercised	(5,000)	$0.60		$3,000
Forfeited/Expired	(76,000)	$1.458
Outstanding at September 30, 2010	363,500	$1.246	3.97	$13,900
Exercisable at September 30, 2010	307,250	$1.293	3.06	$11,900
Exercisable at September 30, 2009	320,750	$1.318	2.71	$22,600

The weighted average fair value of options granted during the fiscal years ended September 30, 2010 and 2009 was $1.03 and $0.29, respectively. As September 30, 2010, there was $31,100 of total unrecognized compensation cost related to nonvested options granted under the plans. That cost is expected to be recognized over the next three years. The total fair value of options vested during the fiscal years ended September 30, 2010 and 2009 was $49,600 and $6,500, respectively.

5.             Shareholders’ Equity and Related Party Transaction

On September 29, 2010, the Company raised $250,000 from the private placement of 357,143 shares of Common Stock to the Company’s president.

6.            Commitments and Contingencies

Leases

The Company leases its facilities under an operating lease, which requires the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense under the various leases was $239,300 for fiscal 2010 and 2009.

A summary of future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

Amount

Fiscal years ending:
September 30, 2011	$239,700
September 30, 2012	248,100
September 30, 2013	257,300
Thereafter	242,800
$987,900

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

7.            Provisions for Income Taxes

The provision for income taxes for fiscal 2010 and 2009 includes a current state expense of $2,900 and $900, respectively. The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2010 and 2009, to the loss before taxes:

	2010	2009

Federal income tax benefit at statutory rate	$(367,700)	$(275,500)
Tax credit carryforwards originated in current year	(46,400)	(33,000)
State tax benefit, net of federal tax benefit	(60,400)	(46,800)
Adjustment of prior year net operating loss
carryforwards before valuation allowance	2,600	10,700
Valuation allowance	474,800	341,200
Other, net	–	4,300
	$2,900	$900

Deferred tax assets and liabilities comprise the following:

	September 30,	September 30,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$8,783,000	$8,416,200
Tax credit carryforwards	735,300	634,900
Gross deferred tax assets	9,518,300	9,051,100

Deferred tax liabilities:
State tax benefit	(618,300)	(581,300)
Other	(21,000)	(41,300)
Net deferred tax assets	8,879,000	8,428,500
Valuation allowance	(8,879,000)	(8,428,500)
Net deferred taxes	$ –	$ –

The valuation allowance increased $450,500 from fiscal 2009 to fiscal 2010. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (NOLs), partially offset by the increase in the state tax benefit liability. Because the Company's management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

As of September 30, 2010, the Company has Federal and State NOLs totaling approximately $21,687,400 and $15,942,400, respectively, available to offset future taxable income. These NOLs expire at various times through 2029 and 2019, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $277,000 and $114,700, respectively, expiring at various times through 2029. The Company has state manufacturing tax credit carryforwards totaling approximately $289,600, which expire at various times through 2012.

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

At September 30, 2010, the Company no increase or decrease in unrecognized income tax benefits for the fiscal year and there was no accrued interest or penalties relating to tax uncertainties at September 30, 2010. Unrecognized income tax benefits are not expected to increase or decrease within the next 12 months.

The Company is subject to income tax in the U.S. federal and California and New Hampshire state jurisdictions. The years still open to audit for the U.S. federal and New Hampshire state jurisdiction are 2007 through 2009 and for the California state jurisdiction are 2006 through 2009. However, because the Company has net operating losses and credits carried forward in both these jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

8.             Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2010, three customers account for approximately 22, 16, and 15 percent of net revenues. The 22 percent customer had no outstanding accounts receivable as of September 30, 2010, while the 16 and 15 percent customers had accounts receivable of $22,100 and $17,500, respectively. For fiscal 2009, two customers account for approximately 41 and 32 percent of net revenues, with accounts receivable of $159,400 and $142,000 as of September 30, 2009, respectively.

For fiscal 2010, three suppliers comprised 10 or more percent of the total inventory purchases (48, 24, and 12 percent). For fiscal 2009, three suppliers comprised 10 or more percent of the total inventory purchases (49, 21, and 14 percent).

Export Sales

The following table summarizes export sales information:

	2010	2009

Western Europe	$325,600	$225,000
Far East	240,700	180,800
Other	–	–
	$566,300	$405,800

In fiscal 2010 and 2009, no one country accounted for more than 10 percent of net revenues.

9.             Use of Estimates and Concentrations of Credit Risks

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

A large portion of the Company’s accounts receivable have historically been derived from one major class of customer (foreign distributors) with the remainder being spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to the diversity of its products, end-customers, and geographic sales areas. The Company performs credit evaluations of its customers’ financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

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

10.         Statements of Cash Flows

During fiscal 2009, we paid $1,900 for interest, while there was no interest paid during fiscal 2010. In fiscal 2010 and 2009, the Company paid $2,900 and $900 for income taxes, respectively. There were no non-cash investing and financing activities during fiscal 2010 and 2009.

11.         401(k) Savings Plan

The Company adopted a 401(k) Savings Plan (the Plan) in September 2005. Employees are able to make voluntary contributions and the Company has the discretion to make matching contributions. The Plan covers all employees meeting certain age and service requirements. The Company funds expenses incurred in connection with the Plan. The Company made no matching contributions in fiscal 2010 and 2009.

12.         Subsequent Events

On November 9, 2010, the Company raised $50,000 from the private placement of 62,500 shares of Common Stock to the Company’s Chairman of the Board. On December 6, 2010, the Company raised $50,000 from the private placement of 83,333 shares of Common Stock to the Company’s president. On December 9, 2010, the Company raised $50,000 from the private placement of 75,758 shares of Common Stock to the Company’s Chairman of the Board.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reporting within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of its assessment of internal control over financial reporting, management has concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that has material affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item is incorporated by reference from our proxy statement for our 2011 Annual Meeting, expected to be filed with the SEC no later than January 28, 2011.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our proxy statement for our 2011 Annual Meeting, expected to be filed with the SEC no later than January 28, 2011.

Item 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Information required by this Item is incorporated by reference from our proxy statement for our 2011 Annual Meeting, expected to be filed with the SEC no later than January 28, 2011.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from our proxy statement for our 2011 Annual Meeting, expected to be filed with the SEC no later than January 28, 2011.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from our proxy statement for our 2011 Annual Meeting, expected to be filed with the SEC no later than January 28, 2011.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:
	(1)	Our Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear at pages 18 to 31 of this report; see Index to Financial Statements at page 17 of this report.
	(2)	Our Index to Exhibits appears at page 35 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 23, 2010	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 23, 2010
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2010
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 23, 2010
/s/ James T. Hooper James T. Hooper	Director	December 23, 2010
/s/ Hal Shoemaker Hal Shoemaker	Director	December 23, 2010
/s/ Robert Stanley Robert Stanley	Director	December 23, 2010

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended. [3.1] (1)
3.2	Bylaws, as amended. [3.2] (2)
10.1	Real estate lease regarding our Sunnyvale, CA facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended. [10.2] (4)
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan. [10.3] (4)
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (5)
10.5	Stock Purchase Agreement dated September 29, 2010 between William J. Volz and Registrant.
10.6	Registration Rights Agreement dated September 29, 2010 between William J. Volz and Registrant.
23.1	Consent letter of Hein & Associates LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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