Form 10-Q
period 2010-12-31
LOGIC DEVICES Inc
filed 2011-02-03
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

December 31, 2010

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

Yes            No    X

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date. On February 3, 2011, 7,590,188 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 60,300	$ 241,600
Accounts receivable	110,200	176,600
Inventories	1,009,500	963,600
Prepaid expenses	55,800	63,700
Total current assets	1,235,800	1,445,500

Property and equipment, net	910,700	941,600
Capitalized software, net	410,200	351,500
Other assets, net	22,100	22,100
	$ 2,578,800	$ 2,760,700
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 142,100	$ 85,400
Accrued payroll and vacation	105,600	132,100
Accrued commissions	17,500	13,300
Other accrued expenses	15,200	–
Total current liabilities	280,400	230,800
Deferred rent	50,600	50,600
Total liabilities	331,000	281,400
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
7,437,234 and 7,176,581 shares issued and outstanding, respectively	18,971,200	18,796,200
Additional paid-in capital	211,700	211,700
Accumulated deficit	(16,935,100)	(16,528,600)
Total shareholders' equity	2,247,800	2,479,300
	$ 2,578,800	$ 2,760,700
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarters ended December 31,
	2010	2009
Net revenues	$ 204,800	$ 1,102,200
Cost of revenues	118,200	434,100
Gross margin	86,600	668,100
Operating expenses:
Research and development	195,800	271,600
Selling, general and administrative	297,300	318,600
Total operating expenses	493,100	590,200
Operating (loss) income	(406,500)	77,900
Other income and expense, net
Interest income	–	100
Other income	–	5,600
Other income and expense, net	–	5,700
(Loss) income before provision for income taxes	(406,500)	83,600
Provision for income taxes	–	–
Net (loss) income	$ (406,500)	$ 83,600
Basic (loss) earnings per common share	$ (0.06)	$ 0.01
Basic weighted average common shares outstanding	7,284,299	6,814,438
Diluted (loss) earnings per common share	$ (0.06)	$ 0.01
Diluted weighted average common shares outstanding	7,284,299	6,869,737
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the quarters ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (406,500)	$ 83,600
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	68,300	80,600
Deferred rent	–	2,100
Stock-based compensation	–	6,800
Changes in current assets and liabilities:
Accounts receivable	66,400	(130,600)
Inventories	(45,900)	222,900
Prepaid expenses	7,900	(9,300)
Accounts payable	56,700	117,500
Accrued payroll and vacation	(26,500)	(7,800)
Accrued commissions	4,200	(20,100)
Other accrued expenses	15,200	(35,000)
Net cash used in operating activities	(260,200)	310,700
Cash flows from investing activities:
Capital expenditures	(37,400)	(146,300)
Capitalized test software	(58,700)	–
Net cash used in investing activities	(96,100)	(146,300)
Cash flows from financing activities:
Proceeds of common stock private placements	175,000	–
Net cash provided by financing activities	175,000	–
Net (decrease) increase in cash and cash equivalents	(181,300)	164,400
Cash and cash equivalents, beginning	241,600	1,238,400
Cash and cash equivalents, ending	$ 60,300	$ 1,402,800
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2010 and 2009, with the Securities and Exchange Commission (SEC). It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2011.

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

2.           Inventories

A summary of inventories follows:

	December 31,	September 30,
	2010	2010

Raw materials	$ 103,100	$ 92,100
Work-in-process	172,500	181,300
Finished goods	733,900	690,200
	$ 1,009,500	$ 963,600

3.           Shareholders’ Equity and Related Party Transactions

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

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations for quarter ended December 31, 2009 related to common stock option grants was $6,800 (fair value of $1.00 per share). There was no compensation expense related to common stock options in the quarter ended December 31, 2010 as no options were granted.

During the quarter ended December 31, 2010, the Company raised $175,000 through four private placements to the Company’s president and chairman of the board, as detailed below:

	# of Shares	Amount

To chairman of the board, November 9, 2010	62,500	$ 50,000
To president, December 6, 2010	83,333	50,000
To chairman of the board, December 9, 2010	75,758	50,000
To president, December 27, 2010	39,062	25,000
	260,653	$ 175,000

These shares have not been registered with the SEC. However, the Company’s president and chairman of the board received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

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

There were 280,000 and 394,500 common stock options outstanding at December 31, 2010 and 2009, respectively. For the quarter ended December 31, 2009, the Company had 55,299 dilutive common shares as the weighted average price of the Company’s common stock during the quarter was $1.39. No options were considered in calculating the diluted loss per share for the quarter ended December 31, 2010, as their effect would have been antidilutive. As a result, for the quarter ended December 31, 2010, the Company’s basic and diluted loss per share are the same.

5.           Subsequent Events

The Company raised $125,000 through private placements to the Company’s president on January 13, 2011 (64,935 shares for $50,000) and January 25, 2011 (60,241 shares for $50,000) and to a board member on January 31, 2011 (27,778 shares for $25,000). These shares have not been registered with the SEC. However, the Company’s president and board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

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

Results of Operations

For the quarter ended December 31, 2010, our net revenues decreased by $897,400 (81%) compared to the same quarter of fiscal 2010. This decrease was primarily the result of older products continuing to decline with newer products not making up the difference. We do not anticipate this revenue decrease trend to continue as the new products begin to contribute to revenues. We are seeing an increase in interest and inquiry regarding our newer products. In addition, bookings and quoting activity for military programs has recently increased.

Our cost of revenues for the quarter ended December 31, 2010 decreased $315,900 (73%) compared to the same quarter of fiscal 2010. This decrease is the result of the decrease in net revenues.

Research and development expenditures decreased $75,800 (28%) as we reduced staffing. In addition, there were higher prototype expenses in the prior fiscal year. Sales, general, and administrative expenditures decreased $21,300 (7%) compared to the same period of fiscal 2010. Unfortunately, there are many fixed operating expenses that we cannot reduce any further. In addition, our annual audit expenses are highest during this first quarter of fiscal 2011.

As a result of the lower net revenues not being offset by reductions in expenses, we have a net loss of $406,500 for the first quarter of fiscal 2011 compared to a net income of $83,600 in the same quarter of fiscal 2010.

Liquidity and Capital Resources

Cash Flows

Despite a net loss of $406,500 for the quarter ended December 31, 2010, our net cash used by operations was $260,200, as some expenses were non-cash items, such as depreciation. We used $45,900 of cash to increase inventory for new products and $26,500 to reduce accrued payroll and vacation, while accounts receivable provided $66,400 of cash. During the quarter, we received $175,000 from private placements of our common stock while we invested $37,400 and $58,700 for capital expenditures and capitalized test software development, respectively.

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

As a fabless semiconductor company with products having longer than normal product life cycles, our investment in inventories has been, and will continue to be, significant. Although high levels of inventory impact liquidity, we believe these costs are a less costly alternative to owning a wafer fabrication facility. Over the past few years, we have attempted to streamline our product offerings, in turn reducing our inventory levels. Going forward, we will need to produce more inventory for new product offerings, while selling off existing inventory. Therefore, our goal is to keep our inventory levels relatively consistent with their current state.

Financing

Cost reductions over the past few years have allowed us to generate enough cash from operations to fund current operations and capital expenditures. As we have multiple new products being introduced, our capital requirements have increased, while cash on-hand and cash from operations is not sufficient to meet these increased demands.

As such, our continuance of operations may depend on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is currently exploring debt and equity financing to provide working capital for the next twelve months. There is no assurance that management’s plans will be realized.

Impact of New Financial Accounting Standards

In January 2010, the Financial Accounting Standards Board issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. During this first quarter of 2011, these amended standards required presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not affect our statements of operations or balance sheets.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of December 31, 2010, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no other material changes to the risk factors disclosed in our Form 10-K filed with SEC on December 27, 2010 for the fiscal year ended September 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2010, the Company raised $175,000 through four private placements aggregating 260,653 shares of Common Stock to the Company’s president and chairman of the board. In January 2011, the Company raised an additional $100,000 through two private placements aggregating 125,176 shares of Common Stock to the Company’s president and $25,000 through one private placement of 27,778 shares of Common Stock to a Company board member. These private placements were to help fund operations.

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

LOGIC Devices Incorporated (Registrant)

Date: February 3, 2011	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2011	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
10.5	Stock Purchase Agreement dated November 9, 2010 between Howard L. Farkas and Registrant.
10.6	Registration Rights Agreement dated November 9, 2010 between Howard L. Farkas and Registrant.
10.7	Stock Purchase Agreement dated December 6, 2010 between William J. Volz and Registrant.
10.8	Registration Rights Agreement dated December 6, 2010 between William J. Volz and Registrant.
10.9	Stock Purchase Agreement dated December 9, 2010 between Howard L. Farkas and Registrant.
10.10	Registration Rights Agreement dated December 9, 2010 between Howard L. Farkas and Registrant.
10.11	Stock Purchase Agreement dated December 27, 2010 between William J. Volz and Registrant.
10.12	Registration Rights Agreement dated December 27, 2010 between William J. Volz and Registrant.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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