Form 10-K/A
LOGIC DEVICES Inc
filed 2011-03-30
CIK 802851

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company	Smaller reporting company [X]

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for LOGIC Devices Incorporated. This Annual Report on Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of revising paragraph 4 of Exhibit 31.1 and Exhibit 31.2, the Certifications of the President and Chief Financial Officer, to include additional references to their responsibilities for establishing and maintaining internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: March 30, 2011	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	March 30, 2011
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	March 30, 2011
/s/ James T. Hooper James T. Hooper	Director	March 30, 2011
/s/ Hal Shoemaker Hal Shoemaker	Director	March 30, 2011
/s/ Robert Stanley Robert Stanley	Director	March 30, 2011