Form 10-K/A
period 2010-09-30
LOGIC DEVICES Inc
filed 2011-05-09
CIK 802851

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

LOGIC DEVICES INCORPORATED

Dated: May 6, 2011	By: /s/ William J. Volz
William J. Volz, President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	May 6, 2011
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2011
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	May 6, 2011
/s/ James T. Hooper James T. Hooper	Director	May 6, 2011
/s/ Hal Shoemaker Hal Shoemaker	Director	May 6, 2011
/s/ Robert Stanley Robert Stanley	Director	May 6, 2011