Form 10-Q
period 2011-03-31
LOGIC DEVICES Inc
filed 2011-05-09
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

March 31, 2011

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

Yes   X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer          Accelerated Filer          Non-Accelerated Filer          Smaller Reporting Company  X

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date. On May 9, 2011, 7,794,839 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 28,400	$ 241,600
Accounts receivable	238,000	176,600
Inventories	991,000	963,600
Prepaid expenses and other current assets	153,100	63,700
Total current assets	1,410,500	1,445,500

Property and equipment, net	870,300	941,600
Capitalized software, net	429,100	351,500
Other assets, net	22,100	22,100
	$ 2,732,000	$ 2,760,700
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 206,400	$ 85,400
Accrued payroll and v\acation	106,100	132,100
Accrued commissions	17,700	13,300
Other accrued expenses	10,600	–
Total current liabilities	340,800	230,800
Deferred rent	50,700	50,600
Total liabilities	391,500	281,400
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
7,655,123 and 7,176,581 shares issued and outstanding, respectively	19,146,200	18,796,200
Additional paid-in capital	233,900	211,700
Accumulated deficit	(17,039,600)	(16,528,600)
Total shareholders' equity	2,340,500	2,479,300
	$ 2,732,000	$ 2,760,700
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the quarters ended March 31,
	2011	2010
Net revenues	$ 573,400	$ 553,200
Cost of revenues	193,000	243,400
Gross margin	380,400	309,800
Operating expenses:
Research and development	164,900	370,300
Selling, general and administrative	317,100	355,600
Total operating expenses	482,000	725,900
Operating loss	(101,600)	(416,100)
Other income and expense, net
Interest expense	(2,900)	–
Other income and expense, net	(2,900)	–
Loss before provision for income taxes	(104,500)	(416,100)
Provision for income taxes	–	2,300
Net loss	$ (104,500)	$ (418,400)
Basic and diluted loss per common share	$ (0.01)	$ (0.06)
Basic and diluted weighted average common shares outstanding	7,604,138	6,814,438
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(unaudited)

	For the six months ended March 31,
	2011	2010
Net revenues	$ 778,200	$ 1,655,400
Cost of revenues	311,200	677,500
Gross margin	467,000	977,900
Operating expenses:
Research and development	360,700	641,900
Selling, general and administrative	614,400	674,200
Total operating expenses	975,100	1,316,100
Operating loss	(508,100)	(338,200)
Other income and expense, net
Interest income	–	100
Interest expense	(2,900)	–
Other income	–	5,600
Other income and expense, net	(2,900)	5,700
Loss before provision for income taxes	(511,000)	(332,500)
Provision for income taxes	–	2,300
Net loss	$ (511,000)	$ (334,800)
Basic and diluted loss per common share	$ (0.07)	$ (0.05)
Basic and diluted weighted average common shares outstanding	7,444,218	6,814,438
	See accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (511,000)	$ (334,800)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	140,500	153,900
Deferred rent	100	4,300
Stock-based compensation	22,200	45,900
Changes in current assets and liabilities:
Accounts receivable	(61,400)	85,800
Inventories	(27,400)	244,500
Prepaid expenses and other current assets	(89,400)	(22,400)
Accounts payable	121,000	14,300
Accrued payroll and vacation	(26,000)	13,000
Accrued commissions	4,400	2,400
Other accrued expenses	10,600	(41,800)
Net cash (used in) provided by operating activities	(416,400)	165,100
Cash flows from investing activities:
Capital expenditures	(62,000)	(211,600)
Capitalized test software	(84,800)	–
Net cash used in investing activities	(146,800)	(211,600)
Cash flows from financing activities:
Proceeds of common stock private placements	350,000	–
Proceeds from bank borrowings	243,300	–
Repayment of bank borrowings	(243,300)	–
Net cash provided by financing activities	350,000	–
Net decrease in cash and cash equivalents	(213,200)	(46,500)
Cash and cash equivalents, beginning	241,600	1,238,400
Cash and cash equivalents, ending	$ 28,400	$ 1,191,900
Interest expense paid:	$ 2,900	–
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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The Company has filed audited financial statements that include all information and footnotes necessary for such a presentation of the financial position, results of operations, and cash flows for the fiscal years ended September 30, 2010 and 2009, with the Securities and Exchange Commission (SEC). It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2011.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. We have incurred operating losses in the past four years and require additional funds to maintain our operations. The Company’s continuance of operations is contingent on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has negotiated with several parties to provide debt and equity financing sufficient to finance corporate operations and provide working capital for the next twelve months. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

2.           Inventories

A summary of inventories follows:

	March 31,	September 30,
	2011	2010

Raw materials	$ 103,600	$ 92,100
Work-in-process	206,800	181,300
Finished goods	680,600	690,200
	$ 991,000	$ 963,600

3.           Shareholders’ Equity and Related Party Transactions

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. There are 1,105,000 authorized shares remaining for granting of future options.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2011	2010

Dividend yield	None	None
Expected volatility	128.6%	134.3%
Expected annual forfeiture rate	10%	10%
Risk-free interest rate	1.1%	1.5%
Expected term (years)	4.0	4.0

The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical exercise behavior with respect to option grants.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line, generally over three years. Share-based compensation expense recognized in the statements of operations for six months ended March 31, 2011 and 2010 related to common stock option grants was $22,200 and $39,100 (fair value of $0.52 and $1.24 per share), respectively.

During the six months ended March 31, 2011, the Company raised $350,000 through eight private placements to the Company’s president, chairman of the board, and one other board member, as detailed below:

	# of Shares	Amount

To chairman of the board, November 9, 2010	62,500	$ 50,000
To president, December 6, 2010	83,333	50,000
To chairman of the board, December 9, 2010	75,758	50,000
To president, December 27, 2010	39,062	25,000
To president, January 13, 2011	64,935	50,000
To president, January 27, 2011	60,241	50,000
To board member, January 31, 2011	27,778	25,000
To chairman of the board, February 7, 2011	64,935	50,000
To chairman of the board, April 11, 2011	106,363	50.000
To board member, April 29, 2011	33,333	25,000
	618,238	$ 425,000

These shares have not been registered with the SEC. However, the Company’s president, chairman of the board, and additional board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

4.           Working Capital

On February 25, 2011, the Company entered into an asset-based loan with Summit Financial Resources LP for its accounts receivable. The Company may borrow up to 80% of domestic accounts receivable at a daily interest rate of prime plus 2%, plus a monthly management fee of 1.1% of the borrowed accounts. During the quarter ended March 31, 2011, the Company borrowed and repaid $243,300. Interest expense on these borrowings was $2,900.

On March 10, 2011, the Company entered an equity line agreement (the Agreement) with Dutchess Opportunity Fund, II, LP (Dutchess). Subject to the terms and conditions of the Agreement, the Company has the right to “put,” or sell up to $5.0 million in shares of its common stock to Dutchess. It will not receive any proceeds from the resale of these shares of common stock offered by Dutchess. The Company will, however, receive proceeds from the sale of shares to Dutchess, pursuant to the Agreement. When the Company puts an amount of shares to Dutchess, the per share purchase price that Dutchess will pay to it in respect of such put will be determined in accordance with a formula set forth in the Agreement. Generally, in respect of each put, Dutchess will pay the Company a per share purchase price equal to 95% of the lowest daily volume weighted average price of its common stock during the five consecutive trading day period beginning on the trading day immediately following the date Dutchess receives the put notice.

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

There were 258,000 and 285,000 common stock options outstanding at March 31, 2011 and 2010, respectively. No options were considered in calculating the diluted loss per share for the quarters ended March 31, 2011 and 2010, as their effect would have been antidilutive. As a result, for the quarters ended March 31, 2011 and 2010, the Company’s basic and diluted loss per share are the same.

6.           Subsequent Events

The Company raised $75,000 through two private placements to the Company’s chairman of the board and another board member during April 2011 (106,383 shares for $50,000 and 33,333 shares for $25,000). These shares have not been registered with the SEC. However, the Company’s chairman of the board and the board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

On April 25, 2011, the president loaned the Company $10,000 for working capital until it can raise more funds through the sale of shares to non-related parties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in "Item 1A – Risk Factors" in the Annual Report on Form 10-K for our fiscal year ended September 30, 2010 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in such Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Results of Operations

For the quarter ended March 31, 2011, our net revenues increased by $20,200 (4%) compared to the same quarter of fiscal 2010. This increase was primarily the result of one large order for video imaging products. For the six months ended March 31, 2011, our net revenues decreased by $877,200 (113%), which was mainly the result of digital cinema revenues declining compared to fiscal 2010. We are seeing a continuing increase in interest and inquiry regarding our newer products. In addition, bookings and quoting activity for military programs continue to be strong.

Our cost of revenues for the quarter and six months ended March 31, 2011 decreased $50,400 (21%) and $366,300 (118%) respectively compared to the same periods of fiscal 2010. This decrease is the result of reductions in staffing and the reduction in net revenues for the six month period.

Research and development expenditures decreased $205,400 (55%) and $281,200 (78%) for the quarter and six months, respectively, as we reduced staffing. In addition, there were higher prototype expenses in the prior fiscal year. Sales, general, and administrative expenditures decreased $38,500 (11%) and $59,800 (10%) for the quarter and six months of fiscal 2011, respectively, compared to the same periods of fiscal 2010. Unfortunately, there are many fixed operating expenses that we cannot reduce any further.

As a result of the similar net revenues being offset by reductions in expenses, we had a reduced net loss of $104,500 for the second quarter of fiscal 2011 compared to a net loss of $418,400 in the same quarter of fiscal 2010. However, for the six month period, lower revenues in the first fiscal quarter of 2011 resulted in a net loss of $511,000 compared to $334,800 for the same period of fiscal 2010.

Liquidity and Capital Resources

Cash Flows

Despite a net loss of $511,000 for the six months ended March 31, 2011, our net cash used by operations was $416,400, as some expenses were non-cash items, such as depreciation, amortization, and stock-based compensation. We used $27,400 of cash to increase inventory for new products, $26,000 to reduce accrued payroll and vacation, and $89,400 for prepaid expenses and deposits to a vendor. During the six months ended March 31, 2011, we received $350,000 from private placements of our common stock, while we invested $62,000 and $84,800 for capital expenditures and capitalized test software development, respectively.

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

As such, our continuance of operations may depend on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While we have established a limited line of credit with a commercial finance company and an equity line with an investment fund, our limited financing, cash on-hand and cash from operations may not be sufficient to meet the increased demands of our market.

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

Item 4.  Controls and Procedures

Based upon an evaluation as of March 31, 2011, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, the Company raised $175,000 through four private placements aggregating 217,889 shares of Common Stock to the Company’s president, chairman of the board, and one additional board member. In April 2011, the Company raised an additional $75,000 through two private placements aggregating 139,716 shares of Common Stock to the Company’s chairman of the board and another board member. These private placements were to help fund operations. These shares have not been registered with the SEC. However, the Company’s president, chairman of the board, and the additional board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At 9:00 a.m. on March 10, 2011, the Company held its Annual Meeting of Shareholders at its headquarters, located at 1375 Geneva Drive, Sunnyvale, California 94089. There were 7,293,587 shares present or represented by proxy at the meeting, representing a quorum. There were four items of business for the meeting.

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

	FOR	WITHHELD

Howard L. Farkas	4,100,195	13,251
James T. Hooper	3,980,549	132,897
Hal Shoemaker	4,099,027	14,419
Robert Stanley	4,099,295	14,151
William J. Volz	4,101,995	11,451

As a result of the vote, all nominees were elected as directors at the meeting.

The second item of business was the ratification of the appointment of Hein & Associates LLP as our independent auditors for the fiscal year ending September 30, 2011. With 7,279,635 votes for ratification, 12,124 votes against ratification, and 1,828 votes abstained, Hein & Associates LLP was ratified as our independent auditors for the fiscal year ended September 30, 2011.

The third item of business was the advisory vote on executive compensation. With 4,082,211 votes for, 26,590 votes against, and 4,645 votes abstained, the shareholders approved the executive compensation.

The final item of business was the advisory vote on the frequency of future advisory votes on executive compensation. With 3,390,181 votes for every three years, 36,677 votes for every two years, and 676,460 votes for each year, the shareholders selected an advisory vote on executive compensation every three years.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The Index to Exhibits appears at Page 15 of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: May 9, 2011	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Finance and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended in 1988. [3.1] (1)92
3.2	Bylaws, as amended and restated effective March 8, 2007. [3.2] (2)
10.1	Real Estate lease regarding Registrant's Sunnyvale, California facilities. [99.1] (3)
10.2	Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan, as amended.
10.3	LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan.
10.4	Registration Rights Agreement dated October 3, 1998 between William J. Volz, BRT Partnership, and Registrant. [10.19] (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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