Form 10-Q
period 2011-06-30
LOGIC DEVICES Inc
filed 2011-07-22
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

þ	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]    Accelerated Filer [   ]    Non-Accelerated Filer [   ]    Smaller Reporting Company [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

As of July 22, 2011, 7,889,212 shares of Common Stock, without par value, were issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

LOGIC Devices Incorporated

Condensed Balance Sheets

	June 30,	September 30,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 15,500	$ 241,600
Accounts receivable	340,200	176,600
Inventory	1,060,600	963,600
Prepaid expenses	145,000	63,700
Total current assets	1,561,300	1,445,500
Property and equipment, net	814,900	941,600
Capitalized software, net	445,700	351,500
Other assets	22,100	22,100
	$ 2,844,000	$ 2,760,700

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Line of credit	$ 173,900	$ -
Accounts payable	126,700	85,400
Accrued payroll and benefits	98,900	132,100
Other accrued expenses	43,000	13,300
Due to related party	55,000	-
Total current liabilities	497,500	230,800
Deferred rent	50,800	50,600
Total liabilities	548,300	281,400

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value, 1,000,000 shares authorized
5,000 designated as Series A, 0 shares issued and outstanding	-	-
70,000 designated as Series B, 0 shares issued and outstanding
Common stock, no par value, 10,000,000 shares authorized
7,794,839 and 7,176,581 shares issued and outstanding, respectively	19,221,200	18,796,200
Additional paid-in capital	233,900	211,700
Accumulated deficit	(17,159,400)	(16,528,600)
Total shareholders' equity	2,295,700	2,479,300
	$ 2,844,000	$ 2,760,700

See accompanying Notes to Condensed Financial Statements.

LOGIC Devices Incorporated

Condensed Statements of Operations

(unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$ 406,400	$ 272,100	$ 1,184,600	$ 1,927,500

Cost of revenues	114,600	233,400	425,800	910,900
Gross margin	291,800	38,700	758,800	1,016,600

Operating expenses:
Research and development	176,600	172,300	537,300	814,200
Sales, general and administrative	232,100	270,600	846,500	944,800
Total operating expenses	408,700	442,900	1,383,800	1,759,000

Loss from operations	(116,900)	(404,200)	(625,000)	(742,400)

Interest and other expense, net	(2,100)	-	(5,000)	5,700

Loss before taxes	(119,000)	(404,200)	(630,000)	(736,700)

Tax provision	800	600	800	2,900

Net loss	$ (119,800)	$ (404,800)	$ (630,800)	$ (739,600)

Basic and diluted:
Loss per share	$ (0.02)	$ (0.06)	$ (0.08)	$ (0.11)

Weighted average shares outstanding	7,748,267	6,817,771	7,574,429	6,815,549

See accompanying Notes to Condensed Financial Statements.

LOGIC Devices Incorporated

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$ (630,800)	$ (739,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,400	223,500
Deferred rent	200	45,900
Stock-based compensation	22,200	6,400
Changes in current assets and liabilities:
Accounts receivable	(163,600)	144,200
Inventory	(97,000)	251,400
Prepaid expenses	(81,300)	8,600
Accounts payable	41,300	43,100
Accrued payroll and benefits	(33,200)	(5,400)
Other accrued expenses	29,700	(52,000)
Net cash used in operating activities	(701,100)	(73,900)

Cash flows from investing activities:
Capital expenditures	(70,200)	(259,500)
Capitalized software	(108,700)	(257,600)
Net cash used in investing activities	(178,900)	(517,100)

Cash flows from financing activities
Proceeds from exercise of stock options	-	3,000
Proceeds of common stock private placements	425,000	-
Proceeds from bank borrowings	717,600	-
Repayments of bank borrowings	(543,700)	-
Proceeds of related party notes payable	55,000
Net cash provided by financing activities	653,900	3,000

Net decrease in cash and cash equivalents	(226,100)	(588,000)

Cash and cash equivalents, beginning balance	241,600	1,238,400
Cash and cash equivalents, ending balance	$ 15,500	$ 650,400

Interest expense paid	$ 6,100	$ -

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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements that include all information and footnotes necessary for such a presentation of the Company’s financial position, results of operations, and cash flows for the fiscal years ended September 30, 2010 and 2009. The audited financial statements and notes thereto are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on December 27, 2010. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the interim period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year to end September 30, 2011.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. We have incurred operating losses in the past four years and require additional funds to maintain our operations. The Company’s continuance of operations is contingent on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has established a limited line of credit with a commercial finance company and an equity line with an investment fund, our limited financing, cash on-hand and cash from operations may not be sufficient to meet the increased demands of our market.The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

2.           Inventories

A summary of inventories follows:

	June 30,	September 30,
	2011	2010

Raw materials	$ 103,000	$ 92,100
Work-in-process	222,800	181,300
Finished goods	734,800	690,200
	$ 1,060,600	$ 963,600

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

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2011	2010

Dividend yield	None	None
Expected volatility	128.60%	134.30%
Expected annual forfeiture rate	10%	10%
Risk-free interest rate	1.10%	1.50%
Expected term (years)	4	4

The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical exercise behavior with respect to option grants.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the award’s vesting period on a straight-line, generally over three years. Share-based compensation expense recognized in the statements of operations for the nine months ended June 30, 2011 and 2010 related to common stock option grants was $22,200 and $45,000 (fair value of $0.52 and $1.24 per share), respectively. There was no share-based compensation expense recognized during the quarter ended June 30, 2011 and 2010.

During the nine months ended June 30, 2011, the Company raised $425,000 through ten private placements to the Company’s president, chairman of the board, and one other board member, as detailed below:

	# of Shares	Amount

To chairman of the board, November 9, 2010	62,500	$ 50,000
To president, December 6, 2010	83,333	50,000
To chairman of the board, December 9, 2010	75,758	50,000
To president, December 27, 2010	39,062	25,000
To president, January 13, 2011	64,935	50,000
To president, January 27, 2011	60,241	50,000
To board member, January 31, 2011	27,778	25,000
To chairman of the board, February 7, 2011	64,935	50,000
To chairman of the board, April 11, 2011	106,383	50,000
To board member, April 29, 2011	33,333	25,000
	618,258	$ 425,000

These shares have not been registered with the SEC. However, the Company’s president, chairman of the board, and additional board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

4.           Working Capital

On February 25, 2011, the Company entered into an asset-based line of credit with Summit Financial Resources LP for its accounts receivable. The Company may borrow up to 80% of domestic accounts receivable at a daily interest rate of prime plus 2%, plus a monthly management fee of 1.1% of the borrowed accounts. As of June 30, 2011, the Company owes $173,900 on the line of credit. Interest expense on these borrowings was $6,100 for the nine months ended June 30, 2011.

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

Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

Pursuant to the terms of a Registration Rights Agreement between the Company and Dutchess, the Company was obligated to file a registration statement with the SEC to register the resale by the Investor of 1,740,000 shares of the common stock underlying the Investment Agreement on or before 21 calendar days of the date of the Registration Rights Agreement. The Company filed the required registration statement and it was declared effective on July 14, 2011.

During the nine months ended June 30, 2011, the Company has obtained working capital bridge loans from its president aggregating $55,000. These loans are non-interest bearing and due on demand.

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

There were 258,000 and 280,000 common stock options outstanding at June 30, 2011 and 2010, respectively. No options were considered in calculating the diluted loss per share for the quarters and nine months ended June 30, 2011 and 2010, as their effect would have been antidilutive. As a result, for the quarters ended June 30, 2011 and 2010, the Company’s basic and diluted loss per share are the same.

6.           Subsequent Events

The Company raised $50,000 through two private placements to the Company’s chairman of the board and another board member during July 2011 (46,296 shares for $25,000 and 48,077 shares for $25,000). These shares have not been registered with the SEC. However, the Company’s chairman of the board and the board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

On July 12, 2011, the president loaned the Company $35,000 for working capital until it can raise more funds through the sale of shares to non-related parties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of June 30, 2011 and our audited consolidated financial statements for the year ended September 30, 2010 included in our Annual Report on Form 10-K, that was filed with the Securities and Exchange Commission on December 27, 2010.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “continue,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including but not limited to: operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

Overview

We develop and market high-speed digital integrated circuits that perform high-density storage and signal/image processing functions. Our products enable high definition video display, transport, editing, composition, and special effects. We also provide solutions for digital filtering in television broadcast stations and image enhancement in medical diagnostic scanning and imaging equipment.

Our products are used in the broadcast, medical, military, and consumer electronics markets. Our products address storage and digital signal processing (DSP) requirements that involve high-performance arithmetic computation. We focus on developing proprietary catalog products to address specific functional application needs or performance levels that are not otherwise commercially available. We seek to provide related groups of circuits that original equipment manufacturers (OEMs) incorporate into high-performance electronic systems.

Results of Operations

For the quarter ended June 30, 2011, our net revenues increased by $134,300 (49%) compared to the same quarter of fiscal 2010. This increase was primarily the result of military program orders in fiscal 2011. For the nine months ended June 30, 2011, our net revenues decreased by $742,900 (39%), which was mainly the result of digital cinema revenues declining compared to fiscal 2010. We are seeing a continuing increase in interest and inquiry regarding our newer products. In addition, bookings and quoting activity for military programs continue to be strong.

Our cost of revenues for the quarter and nine months ended June 30, 2011 decreased $118,800 (51%) and $485,100 (53%) respectively compared to the same periods of fiscal 2010. This decrease is the result of reductions in staffing and the reduction in net revenues for the nine- month period.

Research and development expenditures (R&D expenditures) decreased $276,900 (34%) for the nine-month period ended June 30, 2011 compared to the same period of fiscal 2010. as we reduced staffing. R&D expenditures were consistent in the quarter ended June 30, 2011 compared to June 30, 2010 as the staffing reductions of fiscal 2010 had occurred earlier in the year. In addition, there were higher prototype expenses in the prior fiscal year. Sales, general, and administrative expenditures decreased $38,500 (14%) and $98,300 (10%) for the quarter and nine months of fiscal 2011, respectively, compared to the same periods of fiscal 2010. Unfortunately, there are many fixed operating expenses that we cannot reduce any further.

As a result of the similar net revenues being offset by reductions in expenses, we had a reduced net loss of $119,800 and $630,800 respectively for the third quarter and nine-month period of fiscal 2011 compared to a net loss of $404,800 and $739,600 in the same quarter and nine-month period of fiscal 2010.

Liquidity and Capital Resources

Cash Flows

A net loss of $630,800 for the nine months ended June 30, 2011 resulted in our net cash used by operations being $701,100. We used $97,000 of cash to increase inventory for new products, $81,300 on prepaid expenses and deposits to vendors, and $33,200 to reduce accrued payroll and vacation. During the nine months ended June 30, 2011, we received a total of $653,900 from financing activities, including: $425,000 from private placements of our common stock, $717,600 from bank borrowings, and $55,000 from a related party note payable, offset by repayments of bank borrowings of $543,700. During the nine months ended June 30, 2011, we invested $70,200 and $108,700 for capital expenditures and capitalized test software development, respectively.

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

As such, our continuance of operations may depend on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While we have established a limited line of credit with a commercial finance company and an equity line with an investment fund, our limited financing, cash on-hand and cash from operations may not be sufficient to meet the increased demands of our market. We have also received working capital bridge loans from our president.

Impact of New Financial Accounting Standards

In January 2010, the Financial Accounting Standards Board issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. During the first quarter of 2011, these amended standards required presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards did not affect our statements of operations or balance sheets.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 4.  Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based upon their evaluation as of June 30, 2011, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that we believe will not have a material effect on our operations or finances. From time to time, we also receive demands from various parties asserting patent infringement or other claims in the ordinary course of business. These demands are often not based on any specific knowledge of our products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact on our business.

We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 1A.  Risk Factors

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the SEC on December 27, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, we raised $75,000 through two private placements to our chairman of the board and one additional board member for the sale of 139,716 shares of common stock in the aggregate.

Date of Sale	Title	Amount of Securities Sold	Price Per Share	Purchaser	Aggregate Offering Price	Exemption from Securities Claimed

4/11/2011	Common Stock	106,383	$0.47	Howard L. Farkas	$50,000.00	Section 4(2)
4/29/2011	Common Stock	33,333	$0.75	Robert Stanley	$25,000.00	Section 4(2)
TOTAL	Common Stock	139,716			$75,000.00

From June 30, 2011 through July 22, 2011, we raised $50,000 through two private placements to our chairman of the board and one additional board member for the sale of 94,373 shares of common stock in the aggregate.

Date of Sale	Title	Amount of Securities Sold	Price Per Share	Purchaser	Aggregate Offering Price	Exemption from Securities Claimed

7/13/2011	Common Stock	46,296	$0.54	Robert Stanley	$25,000.00	Section 4(2)
7/14/2011	Common Stock	48,077	$0.52	Howard L. Farkas	$25,000.00	Section 4(2)
TOTAL	Common Stock	94,373			$50,000.00

The proceeds from the private placements were used for working capital and to fund operations. These shares have not been registered with the SEC. However, our chairman of the board and the additional board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. We are only obligated to use our best efforts to obtain an effective registration statement.

With respect to the sales of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Number	Description of Exhibits

3.1

Restated Articles of Incorporation dated August 17, 1988 (included as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed January 26, 2005, and incorporated herein by reference).

3.2	Bylaws, as amended (included as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed May 15, 2007, and incorporated herein by reference).
10.1

Lease, dated June 5, 2007, between Gahrahmat Family Limited Partnership I, LP and Registrant included as Exhibit 99.1 to the Current Report on Form 8-K, filed August 7, 2007, and incorporated herein by reference).

10.2

LOGIC Devices Incorporated Amended and Restated 1998 Director Stock Incentive Plan (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 6, 2008, and incorporated herein by reference).

10.3

LOGIC Devices Incorporated 2007 Employee Stock Incentive Plan (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 6, 2008, and incorporated herein by reference).

10.4

Stock Purchase Agreement dated September 17, 1998 by and between William J. Volz, BRT Partnership, and Registrant (included as Exhibit 10.18 to the Annual Report on Form 10-K for the transition period January 1, 1998 to September 30, 1998, filed January 13, 1999, and incorporated herein by reference).

10.5

Registration Rights Agreement dated September 30, 1998 by and between William J. Volz, BRT Partnership, and Registrant (included as Exhibit 10.19 to the Annual Report on Form 10-K for the transition period January 1, 1998 to September 30, 1998, filed January 13, 1999, and incorporated herein by reference).

10.6

Stock Purchase Agreement dated September 29, 2010 between William J. Volz and Registrant (included as Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed December 27, 2010, and incorporated herein by reference).

10.7

Registration Rights Agreement dated September 29, 2010 between William J. Volz and Registrant (included as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed December 27, 2010, and incorporated herein by reference).

10.8

Stock Purchase Agreement dated November 9, 2010 between Howard L. Farkas and Registrant (included as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed March 3, 2011, and incorporated herein by reference).

10.9

Registration Rights Agreement dated November 9, 2010 between Howard L. Farkas and Registrant (included as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed March 3, 2011, and incorporated herein by reference).

10.10

Stock Purchase Agreement dated December 6, 2010 between William J. Volz and Registrant (included as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed March 3, 2011, and incorporated herein by reference).

10.11

Registration Rights Agreement dated December 6, 2010 between William J. Volz and Registrant (included as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed March 3, 2011, and incorporated herein by reference).

10.12

Stock Purchase Agreement dated December 9, 2010 between Howard L. Farkas and Registrant (included as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed March 3, 2011, and incorporated herein by reference).

10.13

Registration Rights Agreement dated December 9, 2010 between Howard L. Farkas and Registrant (included as Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed March 3, 2011, and incorporated herein by reference).

10.14

Stock Purchase Agreement dated December 27, 2010 between William J. Volz and Registrant (included as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed March 3, 2011, and incorporated herein by reference).

10.15

Registration Rights Agreement dated December 27, 2010 between William J. Volz and Registrant (included as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed March 3, 2011, and incorporated herein by reference).

10.16

Stock Purchase Agreement dated January 13, 2011 between William J. Volz and Registrant (included as Exhibit 10.16 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference).

10.17

Registration Rights Agreement dated January 13, 2011 between William J. Volz and Registrant(included as Exhibit 10.17 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference).

10.18

Stock Purchase Agreement dated January 25, 2011 between William J. Volz and Registrant (included as Exhibit 10.18 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference).

10.19

Registration Rights Agreement dated January 25, 2011 between William J. Volz and Registrant (included as Exhibit 10.19 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference).

10.20

Stock Purchase Agreement dated January 31, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.20 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference).

10.21

Registration Rights Agreement dated January 31, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.21 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference).

10.22

Stock Purchase Agreement dated February 7, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.22 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference).

10.23

Registration Rights Agreement dated February 7, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.23 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference).

10.24

Investment Agreement dated March 10, 2011 between Dutchess Opportunity Fund, II, L.P. and Registrant (included as Exhibit 4.1 to the Current Report on Form 8-K, filed March 15, 2011, and incorporated herein by reference).

10.25

Registration Rights Agreement dated March 10, 2011 between Dutchess Opportunity Fund, II, L.P. and Registrant (included as Exhibit 4.2 to the Current Report on Form 8-K, filed March 15, 2011, and incorporated herein by reference).

10.26

Stock Purchase Agreement dated April 11, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.26 to the Registration Statement on Form S-1 filed July 1, 2011, and incorporated herein by reference).

10.27

Registration Rights Agreement dated April 11, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.27 to the Registration Statement on Form S-1 filed July 1, 2011, and incorporated herein by reference).

10.28

Stock Purchase Agreement dated April 29, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.28 to the Registration Statement on Form S-1 filed July 1, 2011, and incorporated herein by reference).

10.29

Registration Rights Agreement dated April 29, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.29 to the Registration Statement on Form S-1 filed July 1, 2011, and incorporated herein by reference).

10.30	Stock Purchase Agreement dated July 13, 2011 between Robert Stanley and Registrant (filed herewith).
10.31	Registration Rights Agreement dated July 13, 2011 between Robert Stanley and Registrant (filed herewith).
10.32	Stock Purchase Agreement dated July 14, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.33	Registration Rights Agreement dated July 14, 2011 between Howard L. Farkas and Registrant (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: July 22, 2011	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: July 22, 2011	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Financial and Accounting Officer)