Form 10-Q/A
period 2011-06-30
LOGIC DEVICES Inc
filed 2011-07-29
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

As of July 27, 2011, 7,889,212 shares of Common Stock, without par value, were issued and outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of LOGIC Devices Incorporated (the “Company”), filed with the U.S. Securities and Exchange Commission on July 22, 2011 (the “Form 10-Q”), is being filed to submit the required XBRL exhibit 101s.

Except as set forth above, no other changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-Q. Further, this Amendment No. 1 does not reflect events that may have occurred after the filing of the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated (Registrant)

Date: July 28, 2011	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2011	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Financial and Accounting Officer)