Form 10-K
period 2011-09-30
LOGIC DEVICES Inc
filed 2011-12-29
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2011

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

Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing price of the common stock as of March 31, 2011, the last business day of the registrant’s most recently completed second quarter was $2,520,711 (based upon a total of 4,847,521 shares held by non-affiliates at the closing price of $0.52 per share at March 31, 2011).

As of December 29, 2011, the registrant had 8,918,166 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the registrant’s Form 10-K incorporates by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2012 Annual Meeting of Shareholders.

LOGIC DEVICES INCORPORATED

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, net income, market acceptance of our products, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing and acceptance of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” ”appears,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under the section, “Item 1A - Risk Factors,” of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

PART I

Item 1. BUSINESS

General Development of the Business

We are an ISO 9001:2008 registered company that develops and markets high-performance, low power digital integrated circuits and integrated modules that perform high-density storage and signal/image processing functions. Our products enable video display, transport, editing, composition, special effects, and the high-performance, high-density storage of electronic information. We also provide solutions for digital filtering in television broadcast stations and image enhancement in medical diagnostic scanning and imaging equipment.

Our products are used in video broadcasting, medical imaging, military, industrial, embedded, and telecommunications markets. Our products address memory, digital signal processing (DSP), and high-performance arithmetic computation. We focus on developing proprietary, silicon intellectual property and standard catalog products to address specific functional application needs and performance levels that are not otherwise commercially available. We seek to provide related groups of circuits that original equipment manufacturers (OEMs) incorporate into high-performance electronic systems.

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

We market our products worldwide via direct marketing and through an external sales management organization, which provides increased direct sales support and channel exposure through a combination of domestic sales representatives and international non-stocking distributors and/or agents. In fiscal 2011, approximately 33 percent of our net revenues were from international channels. We adjust our sales structure to address appropriate market requirements. We include the following as some of our customers: Texas Instruments, BAE Systems, Harmonic, GE Medical, Northrup Grumman, Qualcomm, and Raytheon.

We incorporated under the laws of the State of California in April 1983. Our headquarters are located at 1375 Geneva Drive, Sunnyvale, California 94089, and our telephone number is 408-542-5400. Our fiscal year end is September 30. Our website is www.logicdevices.com. We do not intend for information on our website to be incorporated into this Annual Report on Form 10-K.

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

The semiconductor industry is intensely competitive, highly cyclical, and characterized by rapid technological change, product obsolescence, wide fluctuations in both demand and capacity, and steep price erosion. These factors can render processes and products currently utilized or produced by us obsolete. In such cases, we are required to develop products utilizing new processes and to either integrate such products into our existing foundry processes, or seek new foundry sources.

Markets and Product Development Strategies

We have historically derived a significant portion of our revenues from sales to video equipment manufacturers and to defense contractors providing systems that perform computationally intensive image processing. Our products were among the first to provide economical, high-speed, yet low power, computational solutions for common image manipulation and storage problems encountered in implementing these systems. Applications of our products also overlap into medical diagnostic imaging equipment, and digital cinema systems. We jointly define a family of digital image filtering circuits that address the filtering requirements of HDTV studio production systems with our customers.

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

In addition to, as well as a result of our work on high-performance, low power silicon developments for the markets, applications, and platforms we serve, we have introduced a product family enabling us to provide advanced, multi-chip, integrated modular products. This product family’s packaging medium facilitates the integration of our silicon intellectual property as well as silicon intellectual property from other semiconductor manufacturers, providing high-density, wide-word memory arrays, sub-systems, and systems in packages.

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

We seek to identify additional markets that:

•        require the application of our silicon design and multi-chip packaging expertise;

•        are stable, long-lived markets that are not extremely cost-sensitive;

•        offer potential for substantial revenue growth; and

•        are not served by larger competitors with substantially more resources.

Currently, the semiconductor industry is challenged by several factors. First, the cost of developing high complexity products is escalating as fast, if not faster than, the capability of the technology itself is increasing. Second, the disciplines required to develop complex, systems-on-chips (SOCs) require a rapidly increasing breadth of technical skills. Consumer-related products are experiencing ever shrinking life cycles as new products are quickly supplanted by even newer products.

Wafer Fabrication Technology

We are a fabless semiconductor manufacturer. We rely upon third-party foundry suppliers to produce processed wafers from mask patterns that we design. Through these wafer suppliers, we have access to advanced high-speed, high-density complementary metal oxide semiconductor (CMOS) process technology, without the significant investment in capital equipment and facilities required to establish a wafer fabrication factory. Coupled with our structured custom design methodology and experience with high-speed circuit design, this CMOS technology has allowed us to produce products that offer high computational speeds, high reliability, high levels of circuit integration (complexity), and low power consumption.

Currently, we are primarily dependent upon one wafer supplier and we do not have a guarantee of minimum supplies. Therefore, there can be no assurance that such relationships will continue to be on terms satisfactory to us. The inability to obtain adequate quantities of processed wafers could limit our revenues. As a result of this risk, we carry a large inventory of unassembled wafers that can be packaged into a variety of carrier styles in order to support customer requirements in the event of potential disruption or the loss of our supplier.

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

Distributors purchase our products for resale, generally to a broad base of small- to medium-sized customers. As is customary in the industry, our distributors receive certain price protection and limited stock rotation rights. However, our distributors are discouraged from maintaining uncommitted stock and must place an order of equal or greater value if they do request a return. During fiscal 2011 and 2010, sales through distributors accounted for approximately 21% and 29% of net revenues, respectively.

In fiscal 2011, our distributor in Singapore generated 13% of net revenues. In addition, Customer A and Customer B comprised 24% and 18% of net revenues in fiscal 2011, respectively. In fiscal 2010, no distributors generated more than 10% of net revenues; however, Customer B comprised 22% of net revenues in fiscal 2010. In addition, two contract manufacturers for Texas Instruments, Customer C and Customer D, comprised 16% and 15% of net revenues in fiscal 2010, respectively.

Our relationships with our distributors are not exclusive and they may also market products competitive with our products. We warrant our products against defects in materials and workmanship for a period of 12 months from the date of shipment. Warranty expenses to date have been nominal.

International sales are conducted by sales representatives and distributors located throughout Europe and Asia. During fiscal 2011 and 2010, our export sales were approximately 33% and 26% of net revenues, respectively (see Note 7 in "Notes to Financial Statements" contained in Item 8). Our international sales are billed in United States dollars, and therefore, settlements are not directly subject to currency exchange fluctuations. However, changes in the relative value of the dollar may create pricing pressures for our products. Although our international sales are subject to certain export restrictions, including the Export Administration Amendments Act of 1985 and the regulations promulgated thereunder, we have not experienced any material difficulties resulting from these restrictions to date.

Backlog

As of December 2, 2011 and 2010, our backlog was approximately $64,800 and $185,900, respectively. This backlog includes all released purchase orders shippable within the following 12 months, including orders from distributors. Our backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales or revenues at any particular time. In accordance with accepted industry practice, all orders on the backlog that are not "last-time buys" of obsolete products are subject to cancellation without penalty at the option of the purchaser at any time prior to shipment. In addition, the backlog does not reflect changes in delivery schedules and price adjustments that may be passed on to distributors or credits for returned products. We produce catalog products that may be shipped from inventory within a short time after receipt of a purchase order. The business for our catalog products, like the businesses of fellow companies in the semiconductor industry, is characterized by short-term orders and shipment schedules rather than by purchase contracts. Our shipments are generally concentrated toward the end of each quarter, making it difficult to predict our revenues and results of operations for any fiscal period. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period and we believe that our backlog is not a good indicator of future revenues.

Research and Development

As we have not introduced new products over the past few years, we view new product development as the most important factor affecting revenue growth; therefore, we continue to prioritize our commitment to research and development. We, as a company, bear all research and development costs. In addition, we bolster our competitive position with the addition of our multi-chip packaged products, facilitating the integration of our silicon intellectual property with the silicon intellectual property of others to provide packaged solutions to our current and prospective customers. Research and development expenditures were 50% and 45% of net revenues in fiscal 2011 and 2010, respectively. These percentages are affected by our declining revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Statements of Operations," contained in Items 7 and 8, respectively.

Competition

The semiconductor industry is intensely competitive and characterized by rapid technological change and rates of product obsolescence, price erosion, periodic shortage of materials, variations in manufacturing yields and efficiencies, and increasing foreign competition. The industry includes many major domestic and international companies that have substantially greater financial, technical, manufacturing, and marketing resources than us. We face competition from other manufacturers of high-performance integrated circuits, many of which have advanced technological capabilities and internal wafer production capabilities. Our ability to compete in this rapidly evolving environment depends on elements both in and outside our control. These elements include our ability to develop new products in a timely manner, the cost effectiveness of our manufacturing, the acceptance of new products by customers, the speed at which customers incorporate our products into their systems, the continued access to advanced semiconductor foundries, the number and capabilities of our competitors, and general economic conditions.

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

We are of the opinion that patent and maskwork protection is of less significance in our business than other factors, such as the experience and innovative skill of our personnel and the abilities of our management. There can be no assurance that others will not develop or patent technology similar to our technology, or copy or otherwise duplicate our products. We own five patents granted by the United States Patent and Trademark Office.

Since others have obtained patents covering various semiconductor designs and processes, certain of our present or future designs or processes may be claimed to infringe upon the patents of third parties. We have previously received, and may in the future receive, claims that one or more aspects or uses of our products infringe on patent or other intellectual property rights of third parties. See Item 3 – “Legal Proceedings.” We do not believe that we infringe upon any known patents at this time. If any such infringements exist or arise in the future, we may be liable for damages and may, like many companies in the semiconductor industry, find it necessary or desirable to obtain licenses relating to one or more of our current or future products. Based on industry practice, we expect that any necessary licenses or rights under patents could be obtained on conditions that would not have a material adverse effect on our operations. There can be no assurance, however, that licenses could, in fact, be obtained on commercially reasonable terms, or at all, or that litigation would not occur. Our inability to obtain such licenses on economically reasonable terms or the occurrence of litigation could adversely affect us.

Employees

As of September 30, 2011, we had nine total employees, one of whom was a part-time employee. We have been careful to retain employees that are necessary in order to maintain our ongoing development efforts. Our ability to attract and retain qualified personnel is an important factor in our continued success. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe our employee relations are good.

Regulations

Federal, state, and local regulations impose various environmental controls on the discharge of chemicals and gases in connection with the wafer manufacturing process. Since we rely on third party manufacturers and our activities do not involve utilization of hazardous substances generally associated with semiconductor processing, we do not incur costs associated with regulatory compliance. Further, we believe such regulations are unlikely to have a material effect on our business or operations.

Item 1A. RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make.

Risks Related to Our Business

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

If we are unable to maintain our current customers, then our financial results will be detrimentally affected. In fiscal 2011, our distributor in Singapore generated 13% of net revenues and our German distributor generated 12% of net revenues. In addition, Customer A and Customer B comprised 24% and 18% of net revenues in fiscal 2011, respectively. In fiscal 2010, no distributors generated more than 10% of net revenues; however, Customer B comprised 22% of net revenues in fiscal 2010. In addition, two contract manufacturers for Texas Instruments, Customer C and Customer D, comprised 16% and 15% of net revenues in fiscal 2010, respectively. We anticipate that the concentration of our sales among a limited number of customers will continue in the future. We do not have long-term purchase commitments from any of our customers. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchase orders, if any, from these customers and, in particular:

•        the product requirements of these customers;

•        the financial and operational success of these customers; and

•        the success of these customers’ products that incorporate our products.

Our dependence on a small number of customers increases the risks associated with the potential loss of customers resulting from business combinations or consolidations. If one of our customers was acquired or combined with another company, the resulting company could cancel purchase orders as part of the integration process. These customers could, therefore, cease purchasing our products with limited notice and with no penalty. The loss of any one of these significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would harm our results of operations.

We depend on third parties to fabricate silicon wafers and to assemble and test our products, which exposes us to a risk of production disruption or uncontrolled price changes.

We do not manufacture silicon wafers. We rely upon one primary wafer supplier, whom is the sole source for certain components of our products, and three assembly/test subcontractors. This supplier and the subcontractors do not have a contractual obligation or commitment to supply such wafers or services in the future. If the supplier or the subcontractors are unable or unwilling to supply wafers or services, our operating results could be harmed. We may not be able to find sufficient suppliers to provide such wafers or services at a reasonable price or at all if such disruptions occur. As a result of our reliance on third parties, we face significant risks, including:

•        reduced control over delivery schedules and quality;

•        longer lead times;

•        the potential lack of adequate capacity during periods of excess industry demand;

•        difficulties selecting and integrating new subcontractors;

•        limited warranties on products supplied to us;

•        potential increases in prices due to capacity shortages; and

•        potential misappropriation of our intellectual property.

If we fail to deliver our products on time or if the costs of our products increase, then our profitability and customer relationships could be harmed.

Our international operations subject us to risks not present in solely domestic operations.

Our primary silicon wafer supplier and three assembly/test subcontractors are located outside the United States. Financial difficulties, government actions or restrictions, prolonged work stoppages, or any other difficulties experienced by our supplier and/or subcontractors could harm our future operating results.

We also have several overseas customers. Our export sales are affected by unique risks frequently associated with foreign economics, including:

•        governmental controls and trade restrictions;

•        export license requirements and restrictions on the export of technology;

•        changes in local economic conditions;

•        political instability;

•        changes in tax rates, tariffs, or freight rates;

•        interruptions in air traffic; and

•        difficulties in staffing and managing foreign sales offices.

Significant changes in the economic climate in the foreign countries from which we derive our export sales could harm future operating results.

The complex nature of semiconductors makes us highly susceptible to manufacturing problems and these problems could have a negative impact on future operating results.

Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even minute imperfections in the materials used, difficulties in the wafer fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be nonfunctional. We may experience problems in achieving an acceptable quality and yield rate in the manufacture of wafers. The interruption of wafer fabrication or the failure to achieve acceptable yields could harm future operating results. We may also experience manufacturing problems in our assembly and test operations, and in the introduction of new packaging materials.

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

Our California facility and several of our suppliers are located near earthquake faults that have experienced major earthquakes in the past. In the event of a major earthquake or other natural disaster near our facility or a sustained loss of power at our facility, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our suppliers could disrupt the operations of these suppliers, which could limit the supply of our products and harm our business.

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

We currently have limited access to capital and we must rely solely upon a limited line of credit, our existing cash reserves, and funds from existing operations to finance future operations.

We rely upon our limited line of credit, cash reserves, and funds from existing operations to fund our Company. Our directors have also purchased common stock and our president has provided bridge loans to provide our Company with working capital. Additionally, we have entered into an equity line of credit with Dutchess Opportunity Fund, II, LP, but we have not yet drawn upon the equity line. If these resources should be insufficient, we would be forced to obtain additional funding through debt or equity financing. Since we do not presently have a sufficient credit line for all of our capital needs, we may attempt to obtain additional debt financing. This debt financing is not assured. The terms upon which we could secure such financing are unknown and may likely be unfavorable, which would affect our ability to fund operations. Similarly, there can be no assurance that we would be able to sell capital stock on favorable terms or at all and any such sales may adversely affect our existing shareholders by diluting their position.

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

Future revenue growth is dependent on market acceptance of new products and the continued market acceptance of existing products. The success of these products is dependent on a variety of specific technical factors, including:

•        successful product definition;

•        timely and efficient completion of product design;

•        timely design into customers' future products and maintenance of close working relationships with customers;

•        timely and efficient access to wafer manufacturing and assembly processes; and

•        product performance, quality and reliability.

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

Our future success greatly depends on our ability to attract and retain highly qualified technical and management personnel. As a small company, we are particularly dependent on a relatively small group of employees. Competition for skilled technical and management employees is intense in the semiconductor industry. As a result, we may be unable to retain our existing key technical and management employees, or attract additional qualified personnel, which could harm operating results. We do not have employment agreements with any of our employees.

Our failure to protect our proprietary rights, or the costs of protecting these rights, may harm our ability to compete.

We own several patents but rely primarily on our design know-how and continued access to advanced wafer process technology to develop and maintain our competitive position. We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with employees, consultants, suppliers and customers. However, competitors may develop, patent or gain access to similar know-how and technology, or reverse engineer our products. Our inability to adequately protect these proprietary rights could result in our competitors offering similar products, potentially causing us to lose a competitive advantage and leading to decreased revenue. We may not obtain an adequate remedy in the event our confidentiality agreements are breached or any remedy at all if our trade secrets are independently developed by others. Despite our efforts to protect our proprietary rights, existing intellectual property laws afford only limited protection, especially under the laws of some foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources.

We could be harmed by litigation involving patents and other intellectual property rights.

As a general matter, the semiconductor and related industries are characterized by substantial litigation regarding patent and other intellectual property rights. We have been and may again be accused in the future of infringing the intellectual property rights of third parties. Furthermore, we may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. Infringement claims by third parties or claims for indemnification by customers or end-users of our products resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may harm our business.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be volatile and our trading volume may continue to be relatively low.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of the common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•        our anticipated or actual operating results;

•        announcements or introductions of new products;

•        technological innovations or setbacks by us or our competitors;

•        conditions in the semiconductor markets;

•        the commencement of litigation; and

•        general economic and market conditions.

We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements, and other factors, and will be at the discretion of our board of directors.

Item 2. PROPERTIES

Our executive offices, as well as our inventories and research and development facilities, are located in approximately 17,200 square feet, in Sunnyvale, California, with a lease expiring August 31, 2014. We believe our facilities will be adequate to meet our reasonably foreseeable needs and, if necessary, alternative facilities will be available on acceptable terms to meet our requirements.

Item 3. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation, and settlement matters that we believe will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

From time to time, we also may receive demands from various parties asserting patent infringement or other claims in the ordinary course of business. These demands are often not based on any specific knowledge of our products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including simply the cost of a successful defense against such a claim, could have a material adverse impact on our business.

Item 4. (REMOVED AND RESERVED)

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 27, 2011, our common stock began trading on the OTC Market’s highest tier, OTCQX U.S., under the symbol, “LOGC.” Effective March 10, 2011, our securities ceased trading on the NASDAQ Capital Market.

The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock for each quarter during the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended September 30, 2010
First quarter	$2.65	$0.90
Second quarter	$1.94	$1.19
Third quarter	$1.55	$1.00
Fourth quarter	$1.34	$0.49

Fiscal Year Ended September 30, 2011
First quarter	$0.87	$0.53
Second quarter	$0.93	$0.44
Third quarter	$0.78	$0.47
Fourth quarter	$0.72	$0.10

Holders

As of December 29, 2011, there were approximately 100 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock since our incorporation and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the position of our equity compensation plans as of September 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by
security holders	286,000	$1.000	1,075,000

Equity compensation plans not approved
by security holders	–		–
Total	286,000	$1.000	1,075,000

Recent Sales of Unregistered Securities

As of December 29, 2011, we have not utilized our equity line established under our investment agreement with Dutchess Opportunity Fund, II, LP.

From July 29, 2011 through December 29, 2011, we raised $245,000 through multiple private placements to our chairman of the board, an additional board member, and one outside investor for the sale of 1,028,954 shares of common stock in the aggregate.

Date of Sale	Purchaser	Price Per Share	Shares Sold	Aggregate Offering Price

07/29/2011	Howard L. Farkas	$0.60	41,667	$25,000
08/23/2011	Robert C. Stanley	$0.52	48,077	$25,000
08/23/2011	Howard L. Farkas	$0.52	48,077	$25,000
09/27/2011	Richard C. Saunders	$0.60	41,667	$25,000
10/18/2011	Howard L. Farkas	$0.40	87,500	$35,000
12/01/2011	Robert C. Stanley	$0.13	192,308	$25,000
12/02/2011	Howard L. Farkas	$0.13	230,769	$30,000
12/07/2011	Robert C. Stanley	$0.18	138,889	$25,000
12/23/2011	Howard L. Farkas	$0.15	200,000	$30,000

Total			1,028,954	$245,000

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

With respect to the sale of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including those identified in “Item 1A – Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this report.

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

Liquidity and Capital Resources

Despite having a net loss of $1,070,500, our operations used net cash of $754,000 for fiscal 2011. Non-cash expenses, such as depreciation and amortization ($280,500) and stock option vesting ($25,300) affected the net loss, but not our cash position. The collection of accounts receivable produced $42,400 while we used $109,600 for inventories. During the year ended September 30, 2011, we used $102,300 for capital expenditures and $121,600 for capitalized test software. We received $575,000 from private placements of common stock to various board members and one outside investor. In addition, through September 30, 2011 our president loaned us an aggregate of $174,000 for working capital and other expenses. The loans are non-interest bearing and due on demand.

On February 25, 2011, we established an asset-based line of credit with Summit Financial Resources, LP, pursuant to which we have borrowed a net amount of $51,400 through September 30, 2011. On March 11, 2011, we established an equity line of credit with Dutchess Opportunity Fund, II, LP, but have not yet drawn upon the equity line.

Our operations used net cash of $476,700, despite having a net loss of $1,084,500 for fiscal 2010. Non-cash expenses, such as depreciation ($296,400) and stock option vesting ($49,600) affected the net loss, but not our cash position. The collection of accounts receivable produced $182,700 and the sale of existing inventories produced $114,100. We used $53,100 of cash to pay down accrued expenses. During the year ended September 30, 2010, we used $421,600 and $351,500 for capital expenditures (mainly mask and production tooling) and for capitalized test software, respectively. Lastly, we received $250,000 from the private placement of common stock shares to our president.

Working Capital

Our investment in inventories has been significant and we believe it will continue to be significant in the future. However, during the past few years, we have been able to reduce our levels of inventories as we shift from more competitive second source products to proprietary sole source products. We seek to further streamline our inventories as we continue to shift to sole source proprietary products.

We rely on third party suppliers for our raw materials, particularly our processed wafers. In regards to the processed wafers, we currently rely primarily on one supplier, and as a result, maintain substantial inventory levels to protect against disruption in supplies. We have periodically experienced disruptions in obtaining wafers. As we continue to shift towards higher margin proprietary products, we expect to be able to reduce inventory levels by streamlining our product offerings.

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

With continuing low revenue levels, management felt it necessary to also review our raw materials and work-in-process. Our products generally exhibit an active sales product life cycle of ten or more years. However, due to rapid changes in process technology, we are generally unable to obtain wafers for our products for as long a period as their life cycles. As a result, early in a product's life, we are often required to estimate the sales expectations for the entire life cycle and purchase materials upfront. On some occasions, our expectations become lower and we provide a reserve for potential excess materials. We did not write down any inventory during fiscal 2011 and 2010 and believe our current inventory valuation provides a reasonable estimate of the recoverability of inventories at the end of fiscal 2011.

Although current levels of inventory impact our liquidity, we believe that this is a less costly alternative to owning a wafer fabrication facility or continuously redesigning our products to accommodate newer process technologies, which would divert limited engineering resources from new product development. We continue to evaluate alternative suppliers to diversify our risk of supply disruption. However, this requires a significant investment in product development to create tool masks with new suppliers. Such efforts compete for our limited product development resources. We seek to achieve on-going reductions in inventory, although there can be no assurance we will be successful. In the event economic conditions remain slow, we may consider identifying additional portions of inventory to write-off at a future date.

Historically, due to customer order scheduling, up to 60% of our quarterly revenues were often shipped in the last month of the quarter, so a large portion of the shipments included in year-end accounts receivable were not yet due per our net 30-day terms. These transactions result in year-end accounts receivable balances being at their highest point for the respective period.

Financing

Our cost reductions over the past few years have allowed us to generate enough cash from operations to fund current operations and future capital expenditures. As we have multiple new products being introduced, our capital requirements have increased, while cash on-hand and cash from operations is not sufficient to meet these increased demands.

As such, our continuance of operations depends on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. While we have established a limited line of credit with a commercial finance company and an equity line with an investment fund, our limited financing, cash on-hand and cash from operations may not be sufficient to meet the increased demands of our market. We have also received working capital bridge loans from our president.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Results of Operations

Comparison of Fiscal Years Ended September 30, 2011 and 2010

Net revenues for fiscal 2011 decreased 36 percent from $2,193,300 in fiscal 2010 to $1,404,700. This decrease is from the continued decline in old product revenues not being replaced by new product revenues.

Cost of revenues for fiscal 2011 decreased 42 percent from $1,110,000 in fiscal 2010 to $643,200. This decrease is the result of the lower net revenues coupled with more revenues for fiscal 2011 (73 percent) coming from products previously written-down to zero compared to fiscal 2010 (53 percent).

Research and development (R&D) expenses decreased 30 percent from $997,700 in fiscal 2010 to $700,000 in fiscal 2011. This decrease is the result of further staffing cuts and other cost containing measures. However, as a percent of net revenues, R&D expenses increased in fiscal 2011 compared to fiscal 2010 as a result of the continued decline in net revenues. During fiscal 2011 and 2010, we capitalized development costs for test software aggregating $121,600 and $351,500, respectively, which reduced our R&D expenses.

Selling, general and administrative expenses decreased eight percent from $1,211,500 in fiscal 2010 to $1,116,000 in fiscal 2011. These reductions were due to salary cuts and other cost conserving measures.

Other expenses incurred for fiscal 2011 included interest expense of $16,300 for the line of credit established during the year.

For fiscal 2011, the decline in net revenues combined with smaller decreases in spending resulted in a net loss of $1,070,500 compared to a net loss of $1,084,500 in fiscal 2010 (one percent decrease).

Critical Accounting Policies

Our Management's Discussion and Analysis of our Financial Condition and the Results of Operations are based upon the financial statements included in this report and the data used to prepare them. The financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and we are required to make judgments, estimates, and assumptions in the course of such preparation. The Summary of Accounting Policies included with the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. On an ongoing basis, we reevaluate our judgments, estimates, and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, and valuation of long-lived assets. We base our judgments and estimates on historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. The following are the critical accounting policies we believe are affected by significant judgments, estimates, and assumptions used in the preparation of the financial statements.

Revenue Recognition

Revenue is generally recognized upon shipment of product. Sales to distributors are made pursuant to agreements that provide the distributors certain rights of return and price protection on unsold merchandise. Revenues from such sales are recognized upon shipment, with a provision for estimated returns and allowances recorded at that time, if applicable. While distributors are allowed to return items for stock rotation, they are required to place an order of equal or greater value at the same time. As we historically do not have material returns, there is no allowance for returns recorded. Because we do not change our pricing of products more than once a year, there have not been any pricing issues in the past several years; therefore, there is no allowance for price protection recorded.

Allowance for Doubtful Accounts

We establish a general allowance for doubtful accounts based on analyzing historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, we have not experienced significant losses related to receivables.

Inventories

Periodically, we review inventory to determine recoverability of items on-hand using the lower-of-cost-or-market (LOCOM) and excess methods. We group and evaluate our products based on their underlying die or wafer type (our raw materials, silicon wafers, can generally be used to make multiple products), to determine the total quantity on-hand and average unit costs. Management uses judgment in comparing historical sales quantities to the quantity on-hand at the end of the fiscal year. If the quantity on-hand exceeds the sales quantities, we provide a valuation allowance for the potentially obsolete or slow-moving items or write them down to zero-value. For the LOCOM analysis, we compare the average historical sales price to the average unit cost of inventories at the end of the fiscal year. If the average unit cost exceeds the average sales price, we provide a valuation allowance.

Capitalized Software Costs

Internal test computer software development costs are capitalized as incurred during the application development stage, which include payroll costs for employees developing the software and outside tester rental charges. The capitalized software costs are classified as other assets and are amortized on a straight-line basis over the shorter of the related expected product life cycle or five years, with amortization beginning when production parts are in process.

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

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets become deductible, management believes it more likely than not that we will not realize benefits of these deductible differences as of September 30, 2011. Accordingly, we have established a valuation allowance against our net deferred income tax assets as of September 30, 2011.

Impact of New Financial Accounting Standards

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income, and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. ASU 2011-05 will not impact our financial statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

LOGIC Devices Incorporated

Sunnyvale, California

We have audited the accompanying balance sheets of LOGIC Devices Incorporated as of September 30, 2011 and 2010, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGIC Devices Incorporated as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company has suffered recurring losses from operations and requires additional funds to maintain its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN & ASSOCIATES LLP

Irvine, California

December 29, 2011

	LOGIC Devices Incorporated

		Balance Sheets

	September 30,	September 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$ 64,100	$ 241,600
Accounts receivable	134,200	176,600
Inventories	1,073,200	963,600
Prepaid expenses and other current assets	97,000	63,700
Total current assets	1,368,500	1,445,500

Property and equipment, net	785,100	941,600
Capitalized software, net	451,400	351,500
Other assets, net	22,100	22,100
	$2,627,100	$2,760,700

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Bank borrowings	$ 51,400	$ –
Accounts payable	189,200	85,400
Accrued payroll and vacation	115,700	132,100
Other accrued expenses	37,500	13,300
Related party notes payable	174,000	–
Total current liabilities	567,800	230,800

Deferred rent	50,200	50,600
Total liabilities	618,000	281,400

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized;
5,000 designated as Series A, 0 shares issued and outstanding	–	–
70,000 designated as Series B, 0 shares issued and outstanding	–	–
Common stock, no par value; 10,000,000 shares authorized;
8,068,700 and 7,176,581 shares issued and outstanding, respectively	19,371,200	18,796,200
Additional paid-in capital	237,000	211,700
Accumulated deficit	(17,599,100)	(16,528,600)
Total shareholders' equity	2,009,100	2,479,300
	$2,627,100	$2,760,700

	See accompanying Notes to Financial Statements.

	LOGIC Devices Incorporated

	Statements of Operations

	For fiscal years ended September 30,
	2011	2010

Net revenues	$1,404,700	$2,193,300
Cost of revenues	643,200	1,110,000
Gross margin	761,500	1,083,300

Operating expenses:
Research and development	700,000	997,700
Selling, general and administrative	1,116,000	1,211,500
Total operating expenses	1,816,000	2,209,200
Operating loss	(1,054,500)	(1,125,900)

Other (income) expense, net:
Interest income	–	(100)
Interest expense	16,300	–
Other income	(1,100)	(44,200)
Total other (income) expense, net	15,200	(44,300)
Loss before provision for income taxes	(1,069,700)	(1,081,600)
Provision for income taxes	800	2,900
Net loss	$(1,070,500)	$(1,084,500)
Basic and diluted loss per common share	$(0.14)	$(0.16)
Basic and diluted weighted average common shares outstanding	7,642,624	6,816,521

	See accompanying Notes to Financial Statements.

				LOGIC Devices Incorporated

				Statement of Shareholders' Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, September 30, 2009	6,814,438	18,543,200	162,100	(15,444,100)	3,261,200

Grants of director common
stock options	–	–	38,100	–	38,100

Exercise of employee
common stock options	5,000	3,000	–	–	3,000

Vesting of employee
common stock options	–	–	11,500	–	11,500

Private placement of
common stock	357,143	250,000	–	–	250,000

Net loss	–	–	–	(1,084,500)	(1,084,500)
Balances, September 30, 2010	7,176,581	$18,796,200	$211,700	$(16,528,600)	$2,479,300

Grants of director common
stock options	–	–	21,100	–	21,100

Vesting of employee
common stock options	–	–	4,200	–	4,200

Private placements of
common stock	892,119	575,000	–	–	575,000

Net loss	–	–	–	(1,070,500)	(1,070,500)
Balances, September 30, 2011	8,068,700	$19,371,200	$237,000	$(17,599,100)	$2,009,100

	See accompanying Notes to Financial Statements.

	LOGIC Devices Incorporated

	Statements of Cash Flows

	For fiscal years ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,070,500)	$(1,084,500)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	280,500	296,400
Vesting of common stock options	25,300	49,600
Deferred rent	(400)	7,900
Change in operating assets and liabilities:
Accounts receivable	42,400	182,700
Inventories	(109,600)	114,100
Prepaid expenses and other current assets	(33,300)	6,000
Accounts payable	103,800	4,200
Accrued payroll and vacation	(16,400)	9,200
Other accrued expenses	24,200	(62,300)
Net cash used in by operating activities	(754,000)	(476,700)
Cash flows from investing activities:
Capital expenditures	(102,300)	(421,600)
Capitalized test software	(121,600)	(351,500)
Net cash used in investing activities	(223,900)	(773,100)
Cash flows from financing activities:
Proceeds from bank borrowings, net	51,400	–
Proceeds from related party notes payable	174,000	–
Proceeds of common stock private placements	575,000	250,000
Exercise of employee stock options	–	3,000
Net cash provided by financing activities	800,400	253,000
Net decrease in cash and cash equivalents	(177,500)	(996,800)
Cash and cash equivalents, beginning	241,600	1,238,400
Cash and cash equivalents, ending	$64,100	$241,600

	See accompanying Notes to Financial Statements.

LOGIC Devices Incorporated

Notes to Financial Statements

1.            Summary of Accounting Policies

The Company and Nature of Business

LOGIC Devices Incorporated (the Company) develops and markets high-performance integrated circuits. The Company’s products include chips that are used in digital communications, broadcast and medical imaging processing applications, instrumentation, and smart weapons systems. The Company markets its products worldwide, such that 79 percent of the Company's net revenues in fiscal 2011 were derived from original equipment manufacturers, while sales through distributors accounted for approximately 21 percent of net revenues. Approximately 67 percent of the Company's fiscal 2011 net revenues were from domestic sales and approximately 33 percent from foreign sales.

Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. The Company has incurred operating losses in the past four years and will require additional funds to maintain our operations. The Company’s continuance of operations is contingent on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has established a limited line of credit with a commercial finance company and an equity line with an investment fund, this limited financing, cash on-hand, and cash from operations may not be sufficient to meet the increased demands of its market. The Company has also received working capital bridge loans from its president. Although there is no assurance that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

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

Accounts Receivable

The Company establishes a general allowance for doubtful accounts based on its analysis of historical bad debts, specific customer creditworthiness, and current economic conditions. Historically, the Company has not experienced significant losses related to receivables. At September 30, 2011 and 2010, the Company determined that no allowance for doubtful accounts was necessary.

Inventories

Inventory costs for raw materials, work-in-process, and finished goods include the purchase price of parts, assembly costs, and overhead. Periodically, the Company reviews inventory to determine recoverability of items on-hand using the lower-of-cost-or-market (LOCOM) and excess methods. The Company groups and evaluates its products based on their underlying die or wafer type (our raw materials, silicon wafers, can generally be used to make multiple products), to determine the total quantity on-hand and average unit costs. Management uses judgment in comparing historical sales quantities to the quantity on-hand at the end of the fiscal year. If the quantity on-hand exceeds the sales quantities, the Company provides a valuation allowance for the potentially obsolete or slow-moving items or write them down to zero-value. For the LOCOM analysis, the Company compares the average historical sales price to the average unit cost of inventories at the end of the fiscal year. If the average unit cost exceeds the average sales price, the Company provides a valuation allowance.

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

Capitalized Software Costs

Internal test computer software development costs are capitalized as incurred during the application development stage, which include payroll costs for employees developing the software and outside tester rental charges. The capitalized software costs are classified as other assets and are amortized on a straight-line basis over the shorter of the related expected product life cycle or five years, with amortization beginning when production parts are in process.

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

There were 286,000 and 363,500 common stock options outstanding at September 30, 2011 and 2010, respectively. These options were not considered in calculating diluted net loss per common share as their effect would have been antidilutive. As a result, for fiscal 2011 and 2010, the Company’s basic and diluted net loss per common share is the same.

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

Share-based Payments

The Company issues common stock options to its employees, certain consultants, and certain of its board members. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are provided in exchange for the award, known as the requisite service period (the vesting period).

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2011	2010

Dividend yield	None	None
Expected volatility	136.0%	133.3%
Expected forfeiture rate	32%	32%
Risk-free interest rate	1.0%	1.3%
Expected term (years)	4.0	4.0

The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of the Company’s share price. The expected term is estimated based on a review of historical exercise behavior with respect to option grants.

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

Impact of New Financial Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income, and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. ASU 2011-05 will not impact our financial statements.

2.            Inventories

A summary of inventories follows:

	September 30,	September 30,
	2011	2010

Raw materials	$99,100	$92,100
Work-in-process	255,400	181,300
Finished goods	718,700	690,200
	$1,073,200	$ 963,600

3.            Property and Equipment

A summary of property and equipment follows:

	September 30,	September 30,
	2011	2010

Equipment	$1,217,500	$1,208,300
Tooling costs	1,027,200	934,200
Leasehold improvements	197,200	197,200
	2,441,900	2,339,700
Less accumulated depreciation	1,656,800	1,398,000
	$785,100	$941,700

Depreciation expense for fiscal 2011 and 2010 was $258,800 and $296,400, respectively.

4.            Capitalized Software

During fiscal 2010, the Company began capitalizing costs for internal test software development. The test programs are used to test the Company’s products before the products are sold by the Company to end-users, and the test programs are never used by individuals outside of the Company. As of September 30, 2011, these capitalized software development costs aggregated $473,100. Amortization expense for fiscal 2011 was $21,700. There was no amortization expense related to capitalized software during fiscal 2010 as all products were in the application development stage.

5.            Share-Based Compensation

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. There are 1,075,000 authorized shares remaining for granting of future options.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the award’s vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations for fiscal years ended September 30, 2011 and 2010 related to common stock options was $25,300 ($0.55 per share) and $49,600 ($0.73 per share), respectively. The Company did not record income tax benefits related to the equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

A summary of nonvested shares at September 30, 2011 and changes during the fiscal year then ended follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested shares at October 1, 2010	56,250	$1.01

Granted	90,000	$0.66
Vested	(68,750)	$0.66
Forfeited/Expired	(52,500)	$0.89
Nonvested shares at September 30, 2011	25,000	$0.56

A summary of changes in common stock options outstanding under the equity-based compensation plans for the fiscal years ended September 30, 2011 and 2010 follows:

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2009	354,500	$1.250	3.38	$32,400

Granted	90,000	$1.376
Exercised	(5,000)	$0.60		$3,000
Forfeited/Expired	(76,000)	$1.458
Outstanding at September 30, 2010	363,500	$1.246	3.97	$13,900

Granted	90,000	$1.376
Exercised	–	–
Forfeited/Expired	(167,500)	$1.123
Outstanding at September 30, 2011	286,000	$1.134	3.48	–
Exercisable at September 30, 2011	261,000	$1.168	2.89	–
Exercisable at September 30, 2010	307,250	$1.293	3.06	$11,900

The weighted average fair value of options granted during the fiscal years ended September 30, 2011 and 2010 was $0.66 and $1.03, respectively. As of September 30, 2011, there was $11,500 of total unrecognized compensation cost related to nonvested options granted under the plans. The cost is expected to be recognized over the next three years. The total fair value of options vested during the fiscal years ended September 30, 2011 and 2010 was $25,300 and $49,600, respectively.

6.            Shareholders’ Equity and Related Party Transactions

Throughout fiscal 2011, the Company raised funds through private placements to its board members and one outside buyer. The outside buyer purchased 41,667 shares of our common stock for $25,000. The outside investor also received a warrant to purchase up to 41,667 additional shares at $1.25 per share. This warrant may be exercised at the outside investor’s discretion through September 27, 2014.

The board members’ purchases are summarized below:

Name	Shares	Amount
Howard L. Farkas, Chairman of the Board	447,397	$275,000
Robert T. Stanley, Board Member	155,484	100,000
William J. Volz, President and Board Member	247,571	175,000
Total	850,452	$550,000

These shares have not been registered with the SEC. However, the Company’s president, chairman of the board, and additional board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

Mr. Volz has also loaned the Company $174,000 through September 30, 2011. These notes payable are non-interest bearing and due on demand.

7.            Bank Borrowings and Equity Line Financing

On February 25, 2011, the Company entered into $500,000 asset-based line of credit with Summit Financial Resources LP for its accounts receivable. The Company may borrow up to 80% of its domestic accounts receivable at a daily interest rate of prime plus 2%, plus a monthly management fee of 1.1% of the borrowed accounts. As of September 30, 2011, the Company owed $51,400 on the line of credit. Interest expense on these borrowings for the fiscal year ended September 30, 2011 was $16,300.

On March 10, 2011, the Company entered an equity line agreement (the “Agreement”) with Dutchess Opportunity Fund, II, LP (“Dutchess”). Subject to the terms and conditions of the Agreement, the Company has the right to “put,” or sell up to $5.0 million in shares of its common stock to Dutchess. The Company will not receive any proceeds from the resale of the shares of common stock offered by Dutchess. The Company will, however, receive proceeds from the sale of shares to Dutchess, pursuant to the Agreement. When the Company puts an amount of shares to Dutchess, the per share purchase price that Dutchess will pay to it in respect of such put will be determined in accordance with a formula set forth in the Agreement. Generally, in respect of each put, Dutchess will pay the Company a per share purchase price equal to 95% of the lowest daily volume weighted average price of its common stock during the five consecutive trading day period beginning on the trading day immediately following the date Dutchess receives the put notice.

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

Pursuant to the terms of a registration rights agreement between the Company and Dutchess, the Company was obligated to file a registration statement with the SEC to register the resale by Dutchess of 1,740,000 shares of the common stock underlying the Agreement on or before 21 calendar days of the date of the registration rights agreement. The Company filed the required registration statement and it was declared effective on July 14, 2011. To date, the Company has not utilized this equity line as the Company believes its stock price has been too low.

8.            Commitments and Contingencies

Leases

The Company leases its facilities under an operating lease, which requires the Company to pay certain maintenance and operating expenses, such as taxes, insurance, and utilities. Rent expense under the various leases was $239,300 for both fiscal 2011 and 2010.

A summary of future minimum payments required under non-cancelable operating leases with terms in excess of one year, follows:

Amount

Fiscal years ending:
September 30, 2012	$248,100
September 30, 2013	257,300
September 30, 2014	242,800
$748,200

Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the financial position or results of operations of the Company.

9.            Provisions for Income Taxes

The provision for income taxes for fiscal 2011 and 2010 includes a current state tax expense of $800 and $2,900, respectively. The following summarizes the difference between the income tax expense and the amount computed by applying the Federal income tax rate of 34 percent in fiscal 2011 and 2010, to the loss before taxes:

	2011	2010

Federal income tax benefit at statutory rate	$(363,700)	$(367,700)
Tax credit carryforwards originated in current year	(33,200)	(46,400)
State tax benefit, net of federal tax benefit	(61,000)	(60,400)
Adjustment of prior year net operating loss
carryforwards before valuation allowance	(50,900)	2,600
Valuation allowance	505,600	474,800
Other, net	4,000	–
	$800	$2,900

Deferred tax assets and liabilities comprise the following:

	September 30,	September 30,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$9,290,900	$8,783,000
Tax credit carryforwards	722,000	735,300
Other	53,900	–
Gross deferred tax assets	10,066,800	9,518,300

Deferred tax liabilities:
State tax benefit	(656,800)	(618,300)
Other	(27,200)	(21,000)
Gross deferred tax liabilities	(684,000)	(639,300)
	9,382,800	8,879,000
Valuation allowance	(9,382,800)	(8,879,000)
Net deferred taxes	$ –	$ –

The valuation allowance increased $503,800 from fiscal 2010 to fiscal 2011. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (NOLs), partially offset by the increase in the state tax benefit liability. Because the Company's management is unable to determine whether it is more likely than not that the net deferred tax assets will be realized, the Company continues to record a 100 percent valuation against the net deferred tax assets.

As of September 30, 2011, the Company has Federal and State NOLs totaling approximately $22,865,400 and $17,156,600 respectively, available to offset future taxable income. These NOLs expire at various times through 2030 and 2020, respectively. The Company also has Federal and State research and development credit carryforwards totaling approximately $306,117 and $126,300, respectively, expiring at various times through 2030. The Company has state manufacturing tax credit carryforwards totaling approximately $289,600, which expire at various times through 2012.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.

The Company adopted authoritative guidance related to accounting for uncertain tax positions on October 1, 2007. As of the date of adoption, the Company had no unrecognized income tax benefits. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At September 30, 2011, the Company has no increase or decrease in unrecognized income tax benefits for the fiscal year and there was no accrued interest or penalties relating to tax uncertainties at September 30, 2011. Unrecognized income tax benefits are not expected to increase or decrease within the next 12 months.

The Company is subject to income taxation by the U.S. federal, State of California, and State of New Hampshire. The years still open to audit for the U.S. federal and State of New Hampshire are 2008 through 2010, while the State of California jurisdiction is still open to audit for the years 2007 through 2010. However, because the Company has net operating losses and credits carried forward in both these jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

10.          Major Customers, Major Suppliers, and Export Sales

Major Customers and Suppliers

For fiscal 2011, four customers accounted for approximately 24, 18, 13, and 12 percent of net revenues. For fiscal 2010, three customers accounted for approximately 22, 16, and 15 percent of net revenues. The 12 percent customer had no outstanding accounts receivable as of September 30, 2011, while the 24, 18, and 13 percent customers had accounts receivable of $3,200, $31,900, and $47,800, respectively. The 22 percent customer had no outstanding accounts receivable as of September 30, 2010, while the 16 and 15 percent customers had accounts receivable of $22,100 and $17,500, respectively.

For fiscal 2011, four suppliers comprised 10 or more percent of total inventory purchases (46, 15, 14, and 11 percent). For fiscal 2010, three suppliers comprised 10 or more percent of the total inventory purchases (48, 24, and 12 percent).

Export Sales

The following table summarizes export sales information:

	2011	2010

Western Europe	$242,100	$325,600
Far East	216,000	240,700
Other	–	–
	$458,100	$566,300

In fiscal 2011, Singapore and Germany accounted for 13% and 12% of net revenues. In fiscal 2010, no individual country accounted for more than 10 percent of net revenues.

11.          Use of Estimates and Concentrations of Credit Risks

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

A large portion of the Company’s accounts receivable have historically been derived from one major class of customer (foreign distributors) with the remainder being spread across many other customers in various electronic industries. The Company believes any risk of accounting loss is significantly reduced due to the diversity of its products, end-customers, and geographic sales areas. The Company performs credit evaluations of its customer’s financial condition whenever necessary. The Company generally does not require cash collateral or other security to support customer receivables.

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

12.          Statements of Cash Flows

During fiscal 2011, the Company paid $16,300 for interest, while there was no interest paid during fiscal 2010. In fiscal 2011 and 2010, the Company paid $800 and $2,900 for income taxes, respectively. There were no non-cash investing and financing activities during fiscal 2011 and 2010.

13.          401(k) Savings Plan

The Company adopted a 401(k) Savings Plan (the Plan) in September 2005. Employees are able to make voluntary contributions and the Company has the discretion to make matching contributions. The Plan covers all employees meeting certain age and service requirements. The Company funds expenses incurred in connection with the Plan. The Company made no matching contributions in fiscal 2011 and 2010.

14.          Subsequent Events

In October 2011, the Company raised $35,000 from the private placement of 87,500 shares of common stock to the Company’s Chairman of the Board. In December 2011, the Company raised $60,000 from the private placement of 430,769 shares of common stock to the Company’s Chairman of the Board. Also in December 2011, the Company raised $50,000 from the private placements of 331,197 shares of common stock to a member of the Company’s Board of Directors. These shares have not been registered with the SEC. However, the Company’s president, chairman of the board, and additional board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

During November 2011, the Company obtained $200,000 in additional notes payable from the Company’s president that are non-interest bearing and due on demand.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized, and reporting within the time periods specified in the Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes a review of those policies and procedures that:

•        Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors, and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of its assessment of internal control over financial reporting, management has concluded that, as of September 30, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal 2011 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting, expected to be filed with the SEC no later than January 28, 2012.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting, expected to be filed with the SEC no later than January 28, 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting, expected to be filed with the SEC no later than January 28, 2012.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting, expected to be filed with the SEC no later than January 28, 2012.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from our proxy statement for our 2012 Annual Meeting, expected to be filed with the SEC no later than January 28, 2012.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	The following documents are filed as part of this report:
	(1)	Our Financial Statements, Summary of Accounting Policies, and Notes to Financial Statements appear on pages 16 to 29 of this report; see Index to Financial Statements at page 15 of this report.
	(2)	Our Index to Exhibits appears at page 33 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: December 29, 2011	By: /s/ William J. Volz
William J. Volz President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dated
/s/ William J. Volz William J. Volz	President and Director (Principal Executive Officer)	December 29, 2011
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	December 29, 2011
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	December 29, 2011
/s/ James T. Hooper James T. Hooper	Director	December 29, 2011
/s/ Hal Shoemaker Hal Shoemaker	Director	December 29, 2011
/s/ Robert C. Stanley Robert C. Stanley	Director	December 29, 2011

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.30

Stock Purchase Agreement dated July 13, 2011 between Robert Stanley and Registrant (included as Exhibit 10.30 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed July 22, 2011, and incorporated herein by reference).

10.31

Registration Rights Agreement dated July 13, 2011 between Robert Stanley and Registrant (included as Exhibit 10.31 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed July 22, 2011, and incorporated herein by reference)..

10.32

Stock Purchase Agreement dated July 14, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.32 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed July 22, 2011, and incorporated herein by reference).

10.33

Registration Rights Agreement dated July 14, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.33 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed July 22, 2011, and incorporated herein by reference).

10.34	Stock Purchase Agreement dated July 29, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.35	Registration Rights Agreement dated July 29, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.36	Stock Purchase Agreement dated August 23, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.37	Registration Rights Agreement dated August 23, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.38	Stock Purchase Agreement dated August 23, 2011 between Robert C. Stanley and Registrant (filed herewith).
10.39	Registration Rights Agreement dated August 23, 2011 between Robert C. Stanley and Registrant (filed herewith).
10.40	Stock Purchase Agreement dated September 27, 2011 between Richard C. Saunders and Registrant (filed herewith).
10.41	Warrant to Purchase Common Stock Agreement dated September 27, 2011 between Richard C. Saunders and Registrant (filed herewith).
10.42	Stock Purchase Agreement dated October 18, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.43	Registration Rights Agreement dated October 18, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.44	Stock Purchase Agreement dated December 1, 2011 between Robert C. Stanley and Registrant (filed herewith).
10.45	Registration Rights Agreement dated December 1, 2011 between Robert C. Stanley and Registrant (filed herewith).
10.46	Stock Purchase Agreement dated December 2, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.47	Registration Rights Agreement dated December 2, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.48	Stock Purchase Agreement dated December 7, 2011 between Robert C. Stanley and Registrant (filed herewith).
10.49	Registration Rights Agreement dated December 7, 2011 between Robert C. Stanley and Registrant (filed herewith).
10.50	Stock Purchase Agreement dated December 23, 2011 between Howard L. Farkas and Registrant (filed herewith).
10.51	Registration Rights Agreement dated December 23, 2011 between Howard L. Farkas and Registrant (filed herewith).
23.1	Consent letter of Hein & Associates LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.