Form 10-K/A
period 2011-09-30
LOGIC DEVICES Inc
filed 2012-01-30
CIK 802851

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2011 for LOGIC Devices Incorporated is being filed with the Securities and Exchange Commission solely for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The definitive proxy statement was not filed within 120 days of our fiscal year ended September 30, 2011 and we are therefore amending and restating the following items contained herein in their entirety.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross margin, net income, market acceptance of our products, the competitive nature of and anticipated growth in our markets, our ability to achieve further product integration, the status of evolving technologies and their growth potential, the timing and acceptance of new product introductions, the adoption of future industry standards, our production capacity, our ability to migrate to smaller process geometries, and the need for additional capital. These forward-looking statements are based on our current expectations, estimates, and projections about our industry, management’s beliefs, and certain assumptions made by management. Words such as “anticipates,” ”appears,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results could differ materially and adversely from those results expressed in any forward-looking statements, as a result of various factors, some of which are listed under the section, “Item 1A - Risk Factors,” of our Annual Report on Form 10-K filed on December 29, 2011. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

As of January 30, 2012, the current directors and executive officers of LOGIC are set forth below. All directors hold office until the next Annual Meeting of Shareholders, or until their successors have been elected and qualified. Our officers are appointed by our Board of Directors and hold office until their death, resignation, or removal from office. Our directors and executive officers are not related to each other.

Name	Position Held	Age	In Position Since

Howard L. Farkas	Chairman of the Board	87	1983
James T. Hooper	Director	77	2010
Hal Shoemaker	Director	66	2010
Robert C. Stanley	Director	60	2010
William J. Volz	President, Chief Executive Officer, and Director	64	1983
Kimiko Milheim	Chief Financial Officer and Corporate Secretary	41	1999*

* Ms. Milheim served as an independent consultant for our Company for brief periods during part of 2004 and 2007. During all other periods, she was an employee of our Company.

HOWARD L. FARKAS has been a director of our Company since our inception in 1983. Mr. Farkas is president of Farkas Group, Inc., a company that provides management services to various business interests. He is the sole owner, chairman, president and managing broker of Windsor Gardens Realty, Inc., a residential real estate brokerage company, which he co-founded in 1964. He serves as an outside director in privately-held Northwestern Engineering Company, and as a director/manager for a number of privately-held oil and gas exploration and development companies owned by him and family members. Additionally, Mr. Farkas has extensive prior experience in serving on boards of directors, including certain of their key standing committees.  Most notably, Mr. Farkas served as a director of Synthetech, Inc. and chairman of its audit committee for over twenty years until Synthetech, Inc. merged into a subsidiary of W.R. Grace & Company. He also served as a director of Navidec Financial Services, Inc. for approximately four years until it changed its business operations and corporate name to Two Rivers Water Company. Mr. Farkas is a valuable addition to our Board due to his depth of strategic, commercial, and senior management experience and his detailed knowledge of our Company’s history and development having served as a member of our Board for over 29 years.

JAMES T. HOOPER has served as owner and consultant of Hooper’s Contract Management Services, a firm which develops and provides quality management systems for semiconductor-related industries, since 2001. He retired as director of quality engineering for the manufacturing services group of Advanced Micro Devices in September 2000, but continues to serve as a consultant to a number of companies in the industry. Most recently, Mr. Hooper advised Supertex, Inc., a mixed signal semiconductor manufacturer, on ISO14001 2004 management systems and provided training for Solaria Corporation and for Aehr Test Systems, a company which develops and manufactures burn-in and test equipment for the semiconductor industry. He has also held positions of increasing responsibility with Fairchild Semiconductor Corporation, Omnex Corporation, and Supertex, Inc. Mr. Hooper was hired to serve as our Director of Quality in an independent consultant capacity from January 2008 through February 2010, and oversaw our ISO 9001 and Mil-PRF-38535 certifications. Due to his extensive operating, quality and manufacturing experience, including over 53 years of management and experience in the semiconductor-related industries, Mr. Hooper is a valuable addition to our Board. He has an intimate knowledge of our Company as a former consultant.

HAL SHOEMAKER has been a principal of Cumulative Technologies Corporation, which markets semiconductor packaging equipment, materials, and services, since 1983. He has extensive sales and marketing experience related to semiconductor manufacturing materials and equipment. Mr. Shoemaker’s prior experience includes sales of specialty and precious metals while employed at the Sel-Rex-OMI division of Occidental Petroleum. He was previously a vice president and director at specialty semiconductor packaging manufacturer, Hestia Technologies, Inc. From his more than 40 years in the industry, Mr. Shoemaker is a valuable addition to our Board because of his tremendous depth of experience and technical expertise, especially in the area of semiconductor technology, and a strong familiarity with our products.

ROBERT STANLEY was a member of the New York Mercantile Exchange, now CME Group, as a commodities analyst beginning in 1980. He is part-owner of Mondo Vino, a high end wine and spirits store in Denver, Colorado. Mr. Stanley has prior experience serving on boards of directors, including current service as a trustee for the Fountain Valley School of Colorado and as an advisory board member of a new start-up company, DayVine, Inc. Previously, Mr. Stanley served as a committee chairman for the National Kidney Foundation, and has owned various other businesses. Mr. Stanley is a valuable addition to our Board due to his depth of strategic and investment experience, and his knowledge of the commodities industry.

WILLIAM J. VOLZ has served as a director since co-founded our Company in 1983. He has served as our President and Chief Executive Officer since December 1987. Mr. Volz served as our Vice President of Engineering from August 1983 to December 1987. With over 43 years of experience in the semiconductor industry and with our Company, he is a valuable addition to our Board due to his strong leadership skills and extensive operating, strategic, transactional, and senior management experience. Additionally, by holding positions of increasing responsibility at our Company, Mr. Volz holds an intimate knowledge and understanding of our Company, our complete history, and our vision due to his longevity in the industry and with us.

KIMIKO MILHEIM is our Chief Financial Officer and Corporate Secretary. She joined us in November 1999. Ms. Milheim is a Certified Public Accountant, with an M.B.A. degree from the University of California, Irvine. Prior to joining us, she was general accounting manager at ArthroCare Corporation, an audit manager at BDO Seidman, LLP, and an in-charge accountant with the Office of the California State Auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own 10% or more of a registered class of our equity securities to file reports of their ownership of our securities, as well as statements of changes in such ownership, with us and the Securities and Exchange Commission. Based upon written representations received by us from our officers, directors, and 10% or greater shareholders, and our review of the statements of beneficial ownership changes filed with us by our officers, directors, and 10% or greater shareholders during fiscal year 2011, we believe all reporting requirements under Section 16(a) for fiscal year 2011 were met in a timely manner by our directors, executive officers, and greater than 10% beneficial owners with the following exceptions:

1.      Mr. Howard Farkas, our Chairman of the Board, failed to file a Form 4 for: a common stock purchase of 62,500 shares, which was required to be filed on November 11, 2010 and filed 5 days late; a common stock purchase of 106,383 shares, which was required to be filed on April 13, 2011 and filed 1 day late; a common stock purchase of 41,667 shares, which was required to be filed on August 2, 2011, and filed 120 days late; and a common stock purchase of 48,077 shares, which was required to be filed on August 25, 2011 and filed 97 days late.

2.      Mr. Robert Stanley, our Director, failed to file a Form 4 for: a common stock purchase of 27,778 shares, which was required to be filed on February 2, 2011 and filed 1 day late; a common stock purchase of 33,333 shares, which was required to be filed on May 3, 2011 and filed 268 days late; a common stock purchase of 46,296 shares, which was required to be filed on July 15, 2011 and filed 3 days late; and a common stock purchase of 48,077 shares, which was required to be filed on August 25, 2011 and filed 99 days late.

3.      Mr. William Volz, our President and Chief Executive Officer, failed to file a Form 4 for: a common stock purchase of 83,333 shares, which was required to be filed on December 8, 2010 and filed 1 day late; a common stock purchase of 39,062 shares, which was required to be filed on December 29, 2010 and filed 29 days late; and a common stock purchase of 64,935 shares, which was required to be filed on January 17, 2011 and filed 10 days late.

Involvement in Legal Proceedings

To our knowledge, none of our directors or executive officers, or any associate of any such director or officer, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Code of Ethics

We previously adopted a Code of Business Ethics that applies to our directors and executive officers. The full text of the Code of Business Ethics is published on our website, www.logicdevices.com, under the caption, “Corporate Information – About LOGIC – Code of Ethics.” A copy can be obtained free of charge by contacting our Corporate Secretary, c/o LOGIC Devices Incorporated, 1375 Geneva Drive, Sunnyvale, CA 94089.

Consideration of Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Our Nominating and Corporate Governance Committee has the responsibility to identify, evaluate, recruit and recommend qualified candidates to the Board of Directors for nomination or election. It will utilize a variety of methods for identifying and evaluating nominees for director.

In evaluating nominations for candidates for membership on our Board of Directors, the Nominating and Corporate Governance Committee will seek to achieve a balance of knowledge, experience, and capability on the Board and to address the following membership criteria. Members of the Board should have the highest professional and personal ethics and values. They should have broad experience at the policy-making level in business, government, education, technology, or public interest. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all directors' duties. The Nominating and Corporate Governance Committee believes it appropriate for at least one, and, preferably, multiple, members of the Board of Directors to meet the criteria for an "audit committee financial expert" as defined by rules of the SEC, and for a majority of the members of the Board of Directors to meet the definition of "independent director" under the NASDAQ Listing Rules. The Nominating and Corporate Governance Committee also believes it appropriate for key members of our management to participate as members of the Board of Directors.

One of the Board's objectives is that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives and skills. The Nominating and Corporate Governance Committee will select candidates for Director based on their character, judgment, diversity of experience, business acumen, and ability to act on behalf of all shareholders. We do not have a formal diversity policy. However, the Nominating and Corporate Governance Committee endeavors to have a Board representing diverse viewpoints as well as diverse expertise at policy-making levels in many areas, including business, accounting and finance, healthcare, manufacturing, marketing and sales, education, legal, government affairs, regulatory affairs, research and development, business development, international aspects of our business, technology, and in other areas that are relevant to our activities.

Prior to each Annual Meeting of Shareholders, the Nominating and Corporate Governance Committee identifies nominees first by evaluating the current Directors who are willing to continue in service. These candidates are evaluated based on the criteria described above, including as demonstrated by the candidate's prior service as a Director, and the needs of the Board of Directors with respect to the particular talents and experience of its Directors. In the event that a Director does not wish to continue in service, the Nominating and Corporate Governance Committee determines not to re-nominate the Director, or a vacancy is created on the Board of Directors as a result of a resignation or retirement, an increase in the size of the Board or other event, the Committee will consider various candidates for Board membership, including those suggested by the Committee members, by other Board of Directors members, by any executive search firm engaged by the Committee or by shareholders. The Committee did not paid fees during the past fiscal year to any third party to identify, evaluate, or to assist in identifying or evaluating, potential nominees, but may determine it necessary in the future. The Committee recommended all of the nominees for election included in this Proxy Statement.

A shareholder who wishes to suggest a prospective nominee for LOGIC's Board of Directors should notify our Corporate Secretary, Kimiko Milheim, in writing with any supporting material the shareholder considers appropriate. In order to nominate a candidate for director, a shareholder must give timely notice in writing to our Corporate Secretary and otherwise comply with the provisions of our bylaws. In general, our Bylaws provide that a shareholder's nomination of a candidate for director must be given to our Corporate Secretary not less than 45 days prior to the first anniversary of the date of the mailing of materials regarding the prior year's annual meeting, which mailing date is identified above in this Proxy Statement; unless the date of the next annual meeting is changed by more than 30 days from the date contemplated at the time of mailing of the prior year's proxy statement, in which case notice must be received a reasonable time before.

Shareholder nominations should be addressed to: Corporate Secretary, LOGIC Devices Incorporated, 1375 Geneva Drive, Sunnyvale, CA 94089.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has established and appointed a standing Audit Committee. Messrs. Farkas, Shoemaker, and Stanley compose the membership of our Audit Committee. The Audit Committee reviews our accounting, auditing, financial reporting, and internal control functions and selects our independent registered public accounting firm. The Board of Directors has determined that each member of our Audit Committee is independent as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules and as defined by Rule 10A-3(b)(1) under the Exchange Act.

The Board of Directors has made a determination that Howard L. Farkas, Chair of the Audit Committee, qualifies as an audit committee financial expert and meets the criteria set forth in Item 407(d)(5)(ii) of Regulation S-K and is  independent as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. As he previously owned and operated a certified public accounting business, Mr. Farkas has an understanding of generally accepted accounting principles and financial statements and has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table for the Fiscal Years Ended September 30, 2011 and 2010

The following table sets forth, for the fiscal years ended September 30, 2011 and 2010, all compensation paid to our President and  Chief Financial Officer. We do not have any other executive officers other than as described in this table and these executive officers are referred to herein as our “named executive officers.” The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Name	Title	Year	Salary ($)	Total ($)

William J. Volz	President and Chief Executive Officer	2011	128,400	128,400
		2010	144,500	144,500

Kimiko Milheim	Chief Financial Officer	2011	100,800	100,800
		2010	130,400	130,400

Narrative to Summary Compensation Table

Our typical executive compensation components include base salary and variable bonus awards, however, no bonuses were awarded in fiscal years 2011 and 2010. The base salary of our executive officers is established primarily on the basis of the individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at comparable companies, and the incentives necessary to attract and retain qualified management. We attempt to set the base salary each year to take into account the individual’s performance and to maintain a competitive salary structure. During its review of base salaries for our named executive officers, our established Compensation Committee primarily considers market data, the individual performance of each executive officer, and an internal review of the executive officer’s compensation, both individually and relative to other executive officers.

Employment and Other Agreements with our Executive Officers

We do not have employment, severance, or change of control agreements with our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers do not hold any equity awards and were not granted any equity awards during the fiscal year ended September 30, 2011.

Retirement Benefits

Effective September 2005, we established a 401(k) savings plan, where employees are able to make voluntary contributions and we have the discretion to make matching contributions. The plan covers all employees who meet certain age and service requirements. We cover expenses incurred in connection with the plan. We made no matching contributions in fiscal year 2011 and 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the position of our equity compensation plans as of September 30, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Plan Category	(#)	($/sh)	(#)

Equity compensation plans approved by security holders	286,000	$1.000	1,075,000

Equity compensation plans not approved by security holders	0		0

	286,000	$1.000	1,075,000

Director Compensation

None of our directors received cash compensation from us during the fiscal year ended September 30, 2011.

Pursuant to the Amended and Restated LOGIC Devices Incorporated 1998 Director Stock Incentive Plan (the “Director’s Plan”), each non-employee director receives an automatic annual grant of an option to purchase 15,000 shares of our common stock upon election or re-election to our Board of Directors. The option vests immediately and has a five-year term from the date of grant. Directors are reimbursed for expenses incurred in connection with attending meetings of our Board and Board Committees.

On March 10, 2011, Messrs. Farkas, Hooper, Shoemaker, and Stanley received the automatic grant of options to purchase 15,000 shares of our common stock. These options vested immediately and expire on March 10, 2016. The awards were valued at $21,141, which represents the aggregate grant date fair value of the option awards granted in fiscal year 2011 as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in made by us in determining the value of our equity awards may be found in Note 1 to our audited consolidated financial statements for the year ended September 30, 2011 included in our Annual Report on Form 10-K filed with the SEC on December 29, 2011.

Directors who are our employees do not receive any fees for their service on our Board of Directors. During the fiscal year ended September 30, 2011, Mr. Volz was our only employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the amount and percentage of our outstanding common stock beneficially owned by each director, each nominee for director, each executive officer named in the Summary Compensation Table, persons or groups who beneficially own more than 5% of our outstanding common stock, and all of our executive officers and directors, as a group, as of December 29, 2011.

Shareholder Known by Us to Own Over 5% of Our Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Shares Beneficially Owned (1)

Steven J. Revenig, as Trustee of the Farkas Trusts (2)	624,305	6.6%
1873 South Bellaire Street, Suite 1000
Denver, Colorado 80222

(1)    On December 29, 2011, we had 8,918,166 shares of common stock outstanding.

(2)    Consists of 14 irrevocable trusts administered by Mr. Revenig, an independent trustee, the beneficiaries of which consist of Mr. Howard L. Farkas and members of his family. Mr. Farkas disclaims any beneficial ownership of the shares held by Mr. Revenig as trustee for the Farkas Trusts.

Officers and Directors

Name and Address of Beneficial Owner (1)	Nature of Beneficial Ownership	Amount and Nature of Beneficial Ownership (2)	Percent of Shares Beneficially Owned (2)

Howard L. Farkas (3)	Chairman of the Board	1,230,666	13.8%
James T. Hooper (4)	Director	17,500	*
Hal Shoemaker (5)	Director	15,000	*
Robert C. Stanley (6)	Director	501,681	5.6%
William C. Volz (7)	President, Chief Executive Officer, and Director	1,331,571	14.9%
Kimiko Milheim	Chief Financial Officer and Corporate Secretary	0	*
All directors and executive officers as a group (6 persons)		3,096,418	34.7%

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

(1)    Unless otherwise stated, the address of each beneficial owner listed on the table is c/o LOGIC Devices Incorporated, 1375 Geneva Drive, Sunnyvale, CA 94089.

(2)    On December 29, 2011, we had 8,918,166 shares of common stock issued and outstanding. In computing percentage ownership of a person, shares of common stock subject to stock options and warrants held by that person that are currently exercisable or vested or which become exercisable or vest within 60 days of December 29, 2011 are also deemed outstanding and included in the amount of beneficial ownership. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3)    Mr. Farkas is Chairman of the Board. Mr. Farkas beneficially owns 1,155,666 shares of common stock. The amount includes 75,000 shares of common stock that are issuable upon the exercise of options, which are exercisable within 60 days of December 29, 2011.

(4)    Mr. Hooper is a member of our Board of Directors. Mr. Hooper beneficially owns 17,500 shares of common stock issuable upon exercise of options, which are exercisable within 60 days of December 29, 2011.

(5)    Mr. Hooper is a member of our Board of Directors. Mr. Shoemaker beneficially owns 15,000 shares of common stock issuable upon exercise of options, which are exercisable within 60 days of December 29, 2011.

(6)    Mr. Stanley is a member of our Board of Directors. Mr. Stanley beneficially owns 501,681 shares of common stock. The amount includes 15,000 shares of common stock that are issuable upon the exercise of options, which are exercisable within 60 days of December 29, 2011.

(7)    Mr. Volz is our President and a member of our Board of Directors. Mr. Volz beneficially owns 1,331,571 shares of common stock.

(8)    Ms. Milheim is our Chief Financial Officer and Corporate Secretary. Ms. Milheim beneficially owns no shares of common stock.

As of December 29, 2011 there are no arrangements among our beneficial owners known to management that may result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Before we consider entering into any transaction in which any executive officer, director, nominee or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction are presented to our Board of Directors (other than any interested director) for approval.

During the fiscal year ended September 30, 2011, we have raised $550,000 through related party private placements of 850,452 shares of our common stock. The transactions are as follows:

Name of Related Party	Position	Aggregate Amount of Securities Sold	Price Per Share	Aggregate Amount Invested

Howard L. Farkas	Chairman of the Board	447,397	$0.62	$275,000
Robert C. Stanley	Director	155,484	$0.68	$100,000
William J. Volz	President, Chief Executive Officer, and Director	247,571	$0.71	$175,000

During the fiscal year ended September 30, 2010, we raised $250,000 through one related party private placement to Mr. Volz of 357,143 shares of our common stock.

The proceeds from the private placements were used for working capital and to fund operations. The shares have not been registered with the SEC. However, our Chairman of the Board, President, and director received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. We are only obligated to use its best efforts to obtain an effective registration statement.

In addition to the above described private placements, Mr. Volz has entered into working capital bridge loans with us, totaling $174,000 as of September 30, 2011. The loans are due on demand and non-interest bearing. We incurred no related party loans in the fiscal year ended September 30, 2010.

Arrangements or Understandings between our Executive Officers or Directors and Others

Except as noted above, there are no other arrangements or understandings between our executive officers or directors and any other person pursuant to which he or she was or is to be selected as a director or officer.

Director Independence

As of January 30, 2012, our Board of Directors has determined that Mr. Howard L. Farkas, Mr. Hal Shoemaker, and Mr. Robert Stanley are "independent directors" as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules under the Securities Exchange Act of 1934. Mr. James T. Hooper is not considered "independent" and defined by Rule 5605(a)(2) of the NASDAQ Listing Rules, and therefore, he is not considered an independent committee member of the two committees on which he is appointed, the Compensation Committee and the Nominating and Corporate Governance Committee.

We use the independence standards set forth by Rule 5605(a)(2) of the NASDAQ Listing Rules. In reviewing the independence of our directors against these standards, we consider relationships and transactions between each director and members of the director's family with us and our affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hein & Associates LLP (“Hein”) has audited our financial statements since 2007. Aggregate fees for professional services provided to us by Hein for the years ended September 31, 2011 and 2010, were as follows:

Audit Fees. The aggregate fees billed for the year ended September 30, 2011 for professional services rendered by Hein for the audit of our annual financial statements included in our reports on Form 10-K, review of the financial statements in our quarterly reports on Form 10-Q, and reviews of other filings with the SEC were $106,000. The aggregate fees billed by Hein for the same services for the fiscal year ended September 30, 2010 were $91,200.

Hein did not bill for any other services, except as disclosed above, for the fiscal years ended September 30, 2011 and 2010.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has established a policy to pre-approve all auditing services and permitted non-audit services (including fees and terms thereof) provided by our independent registered public accounting firm on a case-by-case basis, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee before the completion of the audit. 100% of the services provided during fiscal year 2011 were pre-approved.

During the approval process, the Audit Committee considered the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees were deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGIC DEVICES INCORPORATED

Dated: January 30, 2012	By: /s/ William J. Volz
William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Volz William J. Volz	President, Chief Executive Officer, and Director (Principal Executive Officer)	January 30, 2012
/s/ Kimiko Milheim Kimiko Milheim	Chief Financial Officer (Principal Financial and Accounting Officer)	January 30, 2012
/s/ Howard L. Farkas Howard L. Farkas	Chairman of the Board of Directors	January 30, 2012
/s/ James T. Hooper James T. Hooper	Director	January 30, 2012
/s/ Hal Shoemaker Hal Shoemaker	Director	January 30, 2012
/s/ Robert C. Stanley Robert C. Stanley	Director	January 30, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.34

Stock Purchase Agreement dated July 29, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.34 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.35

Registration Rights Agreement dated July 29, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.35 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.36

Stock Purchase Agreement dated August 23, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.37

Registration Rights Agreement dated August 23, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.38

Stock Purchase Agreement dated August 23, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.38 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.39

Registration Rights Agreement dated August 23, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.40

Stock Purchase Agreement dated September 27, 2011 between Richard C. Saunders and Registrant (included as Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.41

Warrant to Purchase Common Stock Agreement dated September 27, 2011 between Richard C. Saunders and Registrant (included as Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.42

Stock Purchase Agreement dated October 18, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.43

Registration Rights Agreement dated October 18, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.43 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.44

Stock Purchase Agreement dated December 1, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.44 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.45

Registration Rights Agreement dated December 1, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.45 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.46

Stock Purchase Agreement dated December 2, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.46 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.47

Registration Rights Agreement dated December 2, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.47 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.48

Stock Purchase Agreement dated December 7, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.48 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.49

Registration Rights Agreement dated December 7, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.49 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.50

Stock Purchase Agreement dated December 23, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

10.51

Registration Rights Agreement dated December 23, 2011 between Howard L. Farkas and Registrant (included as Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

23.1

Consent letter of Hein & Associates LLP (included as Exhibit 23.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed December 29, 2011, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).