Form 10-Q
period 2011-12-31
LOGIC DEVICES Inc
filed 2012-02-16
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

As of February 13, 2012, there were 9,963,620 shares of the registrant’s common stock, without par value, issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

LOGIC Devices Incorporated

Condensed Balance Sheets

	December 31,	September 30,
	2011	2011
	Unaudited	*
ASSETS
Current assets:
Cash and cash equivalents	$10,900	$64,100
Accounts receivable	87,500	134,200
Inventory	1,086,100	1,073,200
Prepaid expenses and other current assets	111,700	97,000
Total current assets	1,296,200	1,368,500
Property and equipment, net	766,300	785,100
Capitalized software, net	470,300	451,400
Other assets	22,100	22,100

	$2,554,900	$2,627,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$32,800	$51,400
Accounts payable	191,300	189,200
Accrued payroll and vacation	100,300	115,700
Other accrued expenses	40,600	37,500
Related party notes payable	374,000	174,000
Total current liabilities	739,000	567,800
Deferred rent	48,200	50,200
Total liabilities	787,200	618,000

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock; no par value; 1,000,000 shares authorized
5,000 designated as Series A; no shares issued and outstanding	-	-
70,000 designated as Series B; no shares issued and outstanding	-	-
Common stock; no par value; 10,000,000 shares authorized
8,918,166 and 8,068,700 shares issued and outstanding, respectively	19,516,200	19,371,200
Additional paid-in capital	237,500	237,000
Accumulated deficit	(17,986,000)	(17,599,100)
Total shareholders' equity	1,767,700	2,009,100

	$2,554,900	$2,627,100

* Amounts derived from the audited financial statements for the fiscal year ended September 30, 2011.

See accompanying Notes to Condensed Financial Statements.

LOGIC Devices Incorporated

Condensed Statements of Operations

(Unaudited)

	Quarters Ended December 31,
	2011	2010

Net revenues	$171,900	$204,800

Cost of revenues	181,900	118,200

Gross (loss) margin	(10,000)	86,600

Operating expenses:
Research and development	102,700	195,800
Selling, general and administrative	269,600	297,300
Total operating expenses	372,300	493,100

Loss from operations	(382,300)	(406,500)

Interest expense	(4,500)	-

Loss before income tax provision	(386,800)	(406,500)

Provision for income taxes	100	-

Net loss	$(386,900)	$(406,500)

Basic and diluted loss per share	$(0.05)	$(0.06)

Basic and diluted weighted average shares outstanding	8,482,087	7,284,299

See accompanying Notes to Condensed Financial Statements.

LOGIC Devices Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	Quarters Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(386,900)	$(406,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	66,600	68,300
Deferred rent	(2,000)	-
Stock-based compensation	500	-
Changes in current assets and liabilities:
Accounts receivable	46,700	66,400
Inventory	(12,900)	(45,900)
Prepaid expenses	(14,700)	7,900
Accounts payable	2,100	56,700
Accrued payroll and vacation	(15,400)	(26,500)
Other accrued expenses	3,100	19,400
Net cash used by operating activities	(312,900)	(260,200)

Cash flows from investing activities:
Capital expenditures	(40,500)	(37,400)
Capitalized software	(26,200)	(58,700)
Net cash used by investing activities	(66,700)	(96,100)

Cash flows from financing activities:
Proceeds from line of credit	172,900	-
Repayments to line of credit	(191,500)	-
Proceeds of common stock private placements	145,000	175,000
Proceeds of related party notes payable	200,000	-
Net cash provided by financing activities	326,400	175,000

Net decrease in cash and cash equivalents	(53,200)	(181,300)

Cash and cash equivalents, beginning	64,100	241,600

Cash and cash equivalents, ending	$10,900	$60,300

See accompanying Notes to Condensed Financial Statements.

LOGIC Devices Incorporated

Notes to Condensed Financial Statements

(Unaudited)

1.        Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of LOGIC Devices Incorporated (the “Company”) for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements that include all information and footnotes necessary for such a presentation of the Company’s financial position, results of operations, and cash flows for the fiscal years ended September 30, 2011 and 2010. The audited financial statements and notes thereto are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on December 29, 2011. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the aforementioned audited financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the quarter ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2012.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. The Company has incurred operating losses in the past four years and will require additional funds to maintain its operations. The Company’s continuance of operations is contingent on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has established a limited line of credit with a commercial finance company and an equity line with an investment fund, its limited financing, cash on-hand and cash from operations may not be sufficient to meet the increased demands of its market. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

2.        Inventories

A summary of inventories follows:

	December 31,	September 30,
	2011	2011
	Unaudited

Raw materials	$99,400	$99,100
Work in process	256,900	255,400
Finished goods	729,800	718,700
	$1,086,100	$1,073,200

3.        Capitalized Software

During fiscal 2010, the Company began capitalizing costs for internal test software development. The test programs are used to test the Company’s products before the products are sold by the Company to end-users, and the test programs are never used by individuals outside of the Company. As of December 31, 2011, these capitalized software development costs aggregated $499,300. Amortization expense for fiscal 2011 was $29,000. There was no amortization expense related to capitalized software during fiscal 2010 as all products were in the application development stage.

4.        Shareholders’ Equity and Related Party Transactions

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. There are 770,834 authorized shares remaining for granting of future options.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Fiscal 2012

Dividend yield	None
Expected volatility	156.60%
Expected annual forfeiture rate	10%
Risk-free interest rate	0.41%
Expected term (years)	4

The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical exercise behavior with respect to option grants.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the award’s vesting period on a straight-line, generally over three years. Share-based compensation expense recognized in the statements of operations for the quarter ended December 31, 2011 related to common stock option grants was $500 (fair value of $0.11 per share). There was no share-based compensation expense recognized during the quarter ended December 31, 2010.

During the quarter ended December 31, 2011, the Company raised $145,000 through five private placements to the chairman of the Company’s board of directors, and an additional board member, as detailed below:

	# of Shares	Amount

To the chairman of the board, October 18, 2011	87,500	$35,000
To a board member, December 1, 2011	192,308	25,000
To the chairman of the board, December 2, 2011	230,769	30,000
To a board member, December 7 2011	138,889	25,000
To the chairman of the board, December 23, 2011	200,000	30,000
	849,466	$145,000

These shares have not been registered with the SEC. However, the Company’s chairman of the board and the additional board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

5.        Working Capital

On February 25, 2011, the Company entered into an asset-based line of credit with Summit Financial Resources LP for its accounts receivable. The Company may borrow up to 80% of domestic accounts receivable at a daily interest rate of prime plus 2%, plus a monthly management fee of 1.1% of the borrowed accounts. As of December 31, 2011, the Company owes $32,800 on the line of credit. Interest expense on these borrowings was $4,500 for the quarter ended December 31, 2011.

During the quarter ended December 31, 2011, the Company has obtained working capital bridge loans from its president aggregating $200,000. These loans are non-interest bearing and due on demand, and are in addition to other outstanding loans that the Company has obtained from its president.

6.        Earnings Per Share

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

There were 311,000 and 280,000 common stock options outstanding at December 31, 2011 and 2010, respectively. No options were considered in calculating the diluted loss per share for the quarters ended December 31, 2011 and 2010, as their effect would have been antidilutive. As a result, for the quarters ended December 31, 2011 and 2010, the Company’s basic and diluted loss per share are the same.

7.        Subsequent Events

The Company raised $135,000 through two private placements for an aggregate of 772,727 shares to a board member on January 10 and February 7, 2012. The Company raised $60,000 from a private placement of 272,727 shares to the chairman of the board on February 9, 2012. These shares have not been registered with the SEC. However, the Company’s chairman of the board and the additional board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of December 31, 2011 and our audited consolidated financial statements for the year ended September 30, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2011.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “suggests,” “believes,” “intends,” “estimates,” “plans,” “projects,” “ongoing,” “potential,” “expect,” “predict,” “believe,” “intend,” “may,” “will,” “should,” “could,” “would” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the risks described in our Annual Report on Form 10-K including risks related to: our operating results, new product introductions and sales, competitive conditions, customer demand, capital expenditures and resources, manufacturing capacity utilization, and intellectual property claims and defense. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Results of Operations

For the quarter ended December 31, 2011, our net revenues decreased by $32,900 (16%) compared to the same quarter of fiscal 2011. This decrease was primarily the result of the continued decline of revenues from older products not being offset by new product revenues. We anticipate, however, that our new products will begin to produce revenues within the current fiscal year.

Our cost of revenues for the quarter ended December 31, 2011 increased $63,700 (54%) compared to the same quarter of fiscal 2011. While revenues continue to decrease, we believe we cannot significantly cut costs of revenue further while maintaining operations at our current level.

Research and development expenditures decreased by $93,100 (48%) for the quarter ended December 31, 2011 compared to the same quarter of fiscal 2011, as we reduced staffing and continue to cut costs where possible. Sales, general, and administrative expenditures decreased $27,700 (9%) for the quarter ended December 31, 2011 compared to the same quarter of fiscal 2011 due to reduction in salaries.

As a result of the decreased net revenues being offset by reductions in expenses, we had a reduced net loss of $386,900 for the first quarter of fiscal 2012compared to a net loss of $406,500 in the same quarter of fiscal 2011.

Liquidity and Capital Resources

Cash Flows

Our net loss of $386,900 for the quarter ended December 31, 2011 contributed to our net cash used by operations of $312,900 because most of the net loss was from cash transactions. Our working capital has become very tight and dependent on private placements, our line of credit, and working capital loans to sustain operations. During the quarter ended December 31, 2011, we received $145,000 from private placements and $200,000 from working capital bridge loans. We intend to continue to minimize our capital expenditures to the extent possible without disrupting our operations.

On February 25, 2011, we established an asset-based line of credit with Summit Financial Resources LP, pursuant to which we have borrowed a net amount of $32,80000 through December 31, 2011. On March 11, 2011, we established an equity line of credit with Dutchess Opportunity Fund, II, LP, but have not yet drawn upon the equity line.

Despite a net loss of $406,500 for the quarter ended December 31, 2010, our net cash used by operations was $260,200 as some expenses, such as depreciation, were non-cash items. We used $45,900 of cash to increase inventory for new products and $26,500 to reduce accrued payroll and vacation, while accounts receivable provided $66,400 of cash. During the quarter ended December 31, 2010, we received an aggregate of $175,000 from private placements of our common stock and we invested $37,400 and $58,700 for capital expenditures and capitalized test software development, respectively.

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

As a fabless semiconductor company with products having longer than normal product life cycles, our investment in inventories has been, and will continue to be, significant. Although high levels of inventory impact liquidity, we believe these costs are a less expensive alternative to owning a wafer fabrication facility. Over the past few years, we have attempted to streamline our product offerings, in turn reducing our inventory levels. Going forward, we believe we will need to produce more inventory for new product offerings, while selling off our existing inventory. Therefore, our goal is to keep our inventory levels relatively consistent with their current state.

Financing

Our cost reductions over the past few years have allowed us to generate enough cash from operations to fund current operations and future capital expenditures. As we have multiple new products being introduced, our capital requirements have increased, and we believe cash on-hand and cash from operations is not sufficient to meet these increased demands.

As such, our continuance of operations depends on raising additional working capital, and on the increase of revenues from new product introductions. However, our revenues may not increase. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. In order to finance our operations, we have established and drawn upon a limited line of credit with a commercial finance company. We have also entered into an investment agreement with an investment fund for the establishment of an equity line, but have not yet drawn upon the facility. We have also received working capital bridge loans from our president. We believe our limited financing, cash on-hand and cash from operations may not be sufficient to meet the increased demands of our market.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by Rule 12-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.  Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we also may receive demands from various parties asserting patent infringement or other claims in the ordinary course of business. These demands are often not based on any specific knowledge of our products or operations. Because of the uncertainties inherent in litigation, the outcome of any such claim, including the cost of a defense against such a claim, could have a material adverse impact on our business.

Item 1A.  Risk Factors

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the SEC on December 29, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of February 2, 2012, we have not utilized our equity line established under our investment agreement with Dutchess Opportunity Fund, II, LP.

Other than previously disclosed in our prior filings, we did not issue any unregistered equity securities during the quarter ended December 31, 2011. From January 1, 2012 through February 13, 2012, we raised $60,000 from one private placement to our chairman of the board for the sale of 272,727 shares of our common stock and $135,000 through two private placements to an additional board member for the sale of 772,727 shares of our common stock.

Date of Sale	Purchaser	Price Per Share	Shares Sold	Aggregate Offering Price

01/10/12	Robert C. Stanley	$0.15	500,000	$75,000
02/07/12	Robert C. Stanley	$0.22	272,727	$60,000
02/09/12	Howard L. Farkas	$0.22	272,727	$60,000

The proceeds from the private placement were used for working capital and to fund operations. The shares have not been registered with the SEC. However, our board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. We are only obligated to use our best efforts to obtain an effective registration statement.

With respect to the sale of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

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

10.24

Investment Agreement dated March 10, 2011 between Dutchess Opportunity Fund, II, LP and Registrant (included as Exhibit 4.1 to the Current Report on Form 8-K, filed March 15, 2011, and incorporated herein by reference).

10.25

Registration Rights Agreement dated March 10, 2011 between Dutchess Opportunity Fund, II, LP and Registrant (included as Exhibit 4.2 to the Current Report on Form 8-K, filed March 15, 2011, and incorporated herein by reference).

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

10.52	Stock Purchase Agreement dated January 10, 2012 between Robert C. Stanley and Registrant (filed herewith).
10.53	Registration Rights Agreement dated January 10, 2012 between Robert C. Stanley and Registrant (filed herewith).
10.54	Stock Purchase Agreement dated February 7, 2012 between Robert C. Stanley and Registrant (filed herewith).
10.55	Registration Rights Agreement dated February 7, 2012 between Robert C. Stanley and Registrant (filed herewith).
10.56	Stock Purchase Agreement dated February 9, 2012 between Howard L. Farkas and Registrant (filed herewith).
10.57	Registration Rights Agreement dated February 9, 2012 between Howard L. Farkas and Registrant (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated

Date: February 15, 2012	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: February 15, 2012	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Financial and Accounting Officer)