Form 10-Q
period 2012-03-31
LOGIC DEVICES Inc
filed 2012-05-21
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☐    No ☑

As of May 18, 2012, there were 9,963,620 shares of the registrant’s common stock, without par value, issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

LOGIC Devices Incorporated

Condensed Balance Sheets

	March 31,	September 30,
	2012	2011
	Unaudited	*
ASSETS
Current assets:
Cash and cash equivalents	$ 3,000	$ 64,100
Accounts receivable	64,300	134,200
Inventories	1,079,900	1,073,200
Prepaid expenses and other current assets	92,200	97,000
Total current assets	1,239,400	1,368,500
Property and equipment, net	711,500	785,100
Capitalized software, net	491,100	451,400
Other assets	22,100	22,100

	$ 2,464,100	$ 2,627,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$ 9,200	$ 51,400
Accounts payable	173,200	189,200
Accrued payroll and vacation	117,000	115,700
Other accrued expenses	55,100	37,500
Related party notes payable	549,000	174,000
Total current liabilities	903,500	567,800
Deferred rent	46,200	50,200
Total liabilities	949,700	618,000

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock; no par value; 1,000,000 shares authorized
5,000 designated as Series A; no shares issued and outstanding	-	-
70,000 designated as Series B; no shares issued and outstanding	-	-
Common stock; no par value; 10,000,000 shares authorized
9,963,620 and 8,068,700 shares issued and outstanding, respectively	19,711,200	19,371,200
Additional paid-in capital	246,000	237,000
Accumulated deficit	(18,442,800)	(17,599,100)
Total shareholders' equity	1,514,400	2,009,100

	$ 2,464,100	$ 2,627,100

* Amounts derived from the audited financial statements for the fiscal year ended September 30, 2011.

See accompanying Notes to Condensed Interim Financial Statements.

LOGIC Devices Incorporated

Condensed Statements of Operations

For the Quarters Ended March 31, 2012 and 2011

(Unaudited)

	Quarters Ended March 31,
	2012	2011

Net revenues	$ 110,000	$ 573,400

Cost of revenues	193,900	193,000

Gross (loss) margin	(83,900)	380,400

Operating expenses:
Research and development	117,200	164,900
Selling, general and administrative	251,700	317,100
Total operating expenses	368,900	482,000

Loss from operations	(452,800)	(101,600)

Interest expense	(3,200)	(2,900)

Loss before income tax provision	(456,000)	(104,500)

Provision for income taxes	800	-

Net loss	$ (456,800)	$ (104,500)

Basic and diluted loss per share	$ (0.05)	$ (0.01)

Basic and diluted weighted average shares outstanding	9,565,419	7,604,138

See accompanying Notes to Condensed Interim Financial Statements.

LOGIC Devices Incorporated

Condensed Statements of Operations

For the Six Months Ended March 31, 2012 and 2011

(Unaudited)

	Six Months Ended March 31,
	2012	2011

Net revenues	$ 281,900	$ 778,200

Cost of revenues	375,800	311,200

Gross (loss) margin	(93,900)	467,000

Operating expenses:
Research and development	219,900	360,700
Selling, general and administrative	521,300	614,400
Total operating expenses	741,200	975,100

Loss from operations	(835,100)	(508,100)

Interest expense	(7,700)	(2,900)

Loss before income tax provision	(842,800)	(511,000)

Provision for income taxes	900	-

Net loss	$ (843,700)	$ (511,000)

Basic and diluted loss per share	$ (0.09)	$ (0.07)

Basic and diluted weighted average shares outstanding	9,075,239	7,444,218

See accompanying Notes to Condensed Interim Financial Statements.

LOGIC Devices Incorporated

Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2012 and 2011

(Unaudited)

	Six Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$ (843,700)	$ (511,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	130,400	140,500
Deferred rent	(4,000)	100
Stock-based compensation	9,000	22,200
Changes in current assets and liabilities:
Accounts receivable	69,900	(61,400)
Inventory	(6,700)	(27,400)
Prepaid expenses	4,800	(89,400)
Accounts payable	(16,000)	121,000
Accrued payroll and vacation	1,300	(26,000)
Other accrued expenses	17,600	15,000
Net cash used by operating activities	(637,400)	(416,400)

Cash flows from investing activities:
Capital expenditures	(42,300)	(62,000)
Capitalized software	(54,200)	(84,800)
Net cash used by investing activities	(96,500)	(146,800)

Cash flows from financing activities:
Proceeds from line of credit	229,000	243,300
Repayments to line of credit	(271,200)	(243,300)
Proceeds of common stock private placements	340,000	350,000
Proceeds of related party notes payable	375,000	-
Net cash provided by financing activities	672,800	350,000

Net decrease in cash and cash equivalents	(61,100)	(213,200)

Cash and cash equivalents, beginning	64,100	241,600

Cash and cash equivalents, ending	$ 3,000	$ 28,400

See accompanying Notes to Condensed Interim Financial Statements.

LOGIC Devices Incorporated

Notes to Condensed Interim Financial Statements

(Unaudited)

1.           Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of LOGIC Devices Incorporated (the “Company”) for the periods indicated.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements that include all information and footnotes necessary for such a presentation of the Company’s financial position, results of operations, and cash flows for the fiscal year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on December 29, 2011 and amended on January 30, 2012. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the quarter and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2012.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. The Company has incurred operating losses in the past four years and will require additional funds to maintain its operations. The Company’s continuance of operations is contingent on raising additional working capital, and on the increase of revenues from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has established a limited line of credit with a commercial finance company and an equity line with an investment fund, its limited financing, cash on-hand and cash from operations may not be sufficient to meet the increased demands of its market. The Company has not utilized the equity line to date. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

2.           Inventories

A summary of inventories follows:

	March 31,	September 30,
	2012	2011
	Unaudited

Raw materials	$ 99,400	$ 99,100
Work in process	267,800	255,400
Finished goods	712,700	718,700
	$ 1,079,900	$ 1,073,200

3.           Capitalized Software

During fiscal 2010, the Company began capitalizing costs for internal test software development. The test programs are used to test the Company’s products before the products are sold by the Company to end-users, and the test programs are never used by individuals outside of the Company. As of March 31, 2012, these capitalized software development costs aggregated $491,100. Amortization expenses for the six months ended March 31, 2012 and 2011 were $14,500 and $7,200, respectively.

4.           Shareholders’ Equity and Related Party Transactions

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. As of March 31, 2012, there were 36,380 authorized shares remaining for granting of future options.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for the six months ended March 31, 2012 and 2011:

	Fiscal 2012	Fiscal 2011

Dividend yield	None	None
Expected volatility	178.62%	128.60%
Expected annual forfeiture rate	10%	10%
Risk-free interest rate	0.50%	1.10%
Expected term (years)	4	4

The computation of expected volatility used in the Black-Scholes option-pricing model is based on the historical volatility of the Company’s share price. The expected term is estimated based on a review of historical exercise behavior with respect to option grants.

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the award’s vesting period on a straight-line, generally over three years. Share-based compensation expense recognized in the statements of operations for the six months ended March 31, 2012 and 2011 related to common stock option grants was $9,000 (fair value of $0.18 per share) and $22,200 (fair value of $0.52 per share), respectively.

During the six months ended March 31, 2012, the Company raised $340,000 through eight private placements to the chairman of the Company’s board of directors, and another board member, as detailed below:

	# of Shares	Amount

To the chairman of the board, October 18, 2011	87,500	$ 35,000
To a board member, December 1, 2011	192,308	25,000
To the chairman of the board, December 2, 2011	230,769	30,000
To a board member, December 7 2011	138,889	25,000
To the chairman of the board, December 23, 2011	200,000	30,000
To a board member, January 10, 2012	500,000	75,000
To a board member, February 7, 2012	272,727	60,000
To the chairman of the board, February 9, 2012	272,727	60,000
	1,894,920	$ 340,000

These shares have not been registered with the SEC. However, the Company’s chairman of the board and the board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

5.           Working Capital

On February 25, 2011, the Company entered into an asset-based line of credit with Summit Financial Resources LP for its accounts receivable. The Company may borrow up to 80% of domestic accounts receivable at a daily interest rate of prime plus 2%, plus a monthly management fee of 1.1% of the borrowed accounts. As of March 31, 2012, the Company owes $9,200 on the line of credit. Interest expense on these borrowings was $7,700 for the six months ended March 31, 2012.

During the six months ended March 31, 2012, the Company obtained working capital bridge loans from its president aggregating $375,000. These loans are non-interest bearing and due on demand, and are in addition to other outstanding loans that the Company has obtained from its president.

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

There were 266,000 and 258,000 common stock options outstanding at March 31, 2012 and 2011, respectively. No options were considered in calculating the diluted loss per share for the quarters and six months ended March  31, 2012 and 2011, as their effect would have been antidilutive. As a result, for the quarters and six months ended March 31, 2012 and 2011, the Company’s basic and diluted loss per share are the same.

7.           Subsequent Events

The Company raised $55,000 through two private placements for an aggregate of 261,364 shares sold to the Company’s chairman of the board on April 30 and May 11, 2012. The Company raised $25,000 from a private placement of 136,364 shares to another board member on May 14, 2012. While the Company received the funds, the shares have not been issued as of May 18, 2012 because the certificate to amend the Company’s Articles of Incorporation for the increase in authorized shares from 10,000,000 to 50,000,000 has not been filed with the State of California. These shares will be issued as soon as the certificate is filed.

These shares have not been registered with the SEC. However, the Company’s chairman of the board and the board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

The Company obtained a working capital bridge loan of $35,000 from its president on April 3, 2012. This loan is non-interest bearing and due on demand, and is in addition to other outstanding loans that the Company has obtained from its president.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our audited consolidated financial statements for the year ended September 30, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2011 and amended on January 30, 2012.

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

Results of Operations

For the quarter ended March 31, 2012, our net revenues of $110,000 were an 81% decrease from $573,400 in the same quarter of fiscal 2011. For the six months ended March 31, 2012, our net revenues of $281,900 decreased 64% from $778,200 in the same period of fiscal 2011. These decreases are the result of older products continuing to decline while our newly introduced products have not begun to contribute any material revenues.

Cost of revenues for the quarter ended March 31, 2012 were $193,900, a less than 1% increase from $193,000 in the same quarter of fiscal 2011. For the six months ended March 31, 2012, our cost of revenues was $375,800 compared to $311,200 for the same period of fiscal 2011, a 21% increase. These increases are primarily the result of increased staffing in our manufacturing department to compensate for past staff reductions. These increases coupled with the decrease in revenues resulted in a negative gross margin of $83,900 for the quarter ended March 31, 2012 compared to a positive gross margin of $380,400 for the comparable period of fiscal 2011.

Research and development (R&D) expenses to enhance and develop products for the quarter ended March 31, 2012 decreased 29% to $117,200 from $164,900 for the same quarter of fiscal 2011. For the six months ended March 31, 2012, R&D expenses decreased 39% to $219,900 from $360,700 for the same period of fiscal 2011. These decreases are the result of staffing reductions and less use of outside services.

Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2012 were $251,700, a 21% decrease from $317,100 for the same quarter of fiscal 2011. For the six months ended March 31, 2012, SG&A expenses decreased 15% to $521,300 from $614,400 for the same period of fiscal 2011. These decreases were the result of reductions in staffing and other cost cutting measures where possible.

As a result of our decreased revenues not being fully offset by decreases in expenditures, our net loss for the quarter ended March 31, 2012 increased to $456,800 from $104,500 for the same quarter of fiscal 2011. Our net loss for the six months ended March 31, 2012 increased to $843,700 from $511,000 for the same period of fiscal 2011.

Liquidity and Capital Resources

Cash Flows

Our net loss of $843,700 for the six months ended March 31, 2012 contributed to our net cash used by operating activities of $637,400 because most of the net loss was from cash transactions. Our working capital has become very limited and dependent on private placements, our line of credit, and working capital loans to sustain operations. During the six months ended March 31, 2012, we received $340,000 from private placements and $375,000 from working capital bridge loans. We intend to continue to minimize our expenditures to the extent possible without disrupting our operations.

On February 25, 2011, we established an asset-based line of credit with Summit Financial Resources LP, pursuant to which we have borrowed a net amount of $9,200 through March 31, 2012. On March 11, 2011, we established an equity line of credit with Dutchess Opportunity Fund, II, LP, but have not yet drawn upon the equity line.

Despite a net loss of $511,000 for the six months ended March 31, 2011, our net cash used by operating activities was $416,400, as some expenses were non-cash items, such as depreciation, amortization, and stock-based compensation. We used $27,400 of cash to increase inventory for new products, $26,000 to reduce accrued payroll and vacation, and $89,400 for prepaid expenses and deposits to a vendor. During the six months ended March 31, 2011, we received $350,000 from private placements of our common stock, while we invested $62,000 and $84,800 for capital expenditures and capitalized test software development, respectively.

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

Financing

Prior to fiscal 2011, our cost reductions had allowed us to generate enough cash from operations to fund current operations and future capital expenditures. However, as our older products continue to produce less revenue and we have multiple new products being introduced, our capital requirements have increased, and we believe cash on-hand and cash from operations is not sufficient to meet these increased demands. We are currently working month-to-month to maintain adequate cash to continue operations.

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

Item 4.  Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission on December 29, 2011 and amended on January 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2012, we have not utilized our equity line established under our investment agreement with Dutchess Opportunity Fund, II, LP.

Other than previously disclosed in prior filings with the Securities and Exchange Commission, we did not issue any unregistered equity securities during the quarter ended March 31, 2012. From April 1, 2012 through May 14, 2012, we raised $55,000 from two private placements to our chairman of the board for the sale of an aggregate of 261,364 shares of our common stock, and $25,000 from one private placement to another board member for the sale of 136,364 shares of our common stock.

Date of Sale	Purchaser	Price Per Share	Shares Sold	Aggregate Offering Price

04/30/12	Howard L. Farks	$0.20	125,000	$25,000
05/11/12	Howard L. Farks	$0.22	136,364	$30,000
05/14/12	Robert C. Stanley	$0.22	136,364	$30,000

The proceeds from the private placements were used for working capital and to fund operations. The shares have not been registered with the Securities and Exchange Commission. However, the investors received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. We are only obligated to use our best efforts to obtain an effective registration statement.

With respect to the sale of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to accredited investors. The securities were offered for investment purposes only, and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders

At 9:00 a.m. on March 15, 2012, the Company held its Annual Meeting of Shareholders at its headquarters, located at 1375 Geneva Drive, Sunnyvale, California 94089. There were 8,556,616 shares present or represented by proxy at the meeting, representing a quorum. There were three items of business for the meeting.

Proposal No. 1 – Election of Directors

The first item of business was the election of directors nominated by our Board of Directors, to serve until the 2013 Annual Meeting of Shareholders or until their successors are duly elected and qualified. Shareholders are permitted to vote cumulatively in the election of directors, and such voting process allows each shareholder to cast a number of votes equal to the number of directors to be elected multiplied by the number of shares owned, and to distribute such votes among the candidates in such a proportion as such shareholder may determine. In order to vote cumulatively, a shareholder must give notice of this intention by proxy or at the meeting. The votes for each nominee, listed alphabetically by last name, are as set forth in the following table:

NOMINEE	FOR	WITHHELD

Howard L. Farkas	5,045,097	18,000
James T. Hooper	4,924,905	138,192
Hal Shoemaker	5,048,284	14,813
Robert Stanley	5,025,784	37,313
William J. Volz	5,046,697	16,400

As a result of the vote, all nominees were elected as directors at the meeting.

Proposal No. 2- Ratification of the Appointment of Independent Registered Public Accounting Firm

The second item of business was the ratification of the appointment of Hein & Associates LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2012. With 7,255,834 votes for ratification, 1,299,121 votes against ratification, and 1,661 votes abstained, Hein & Associates LLP was ratified as our independent registered public accounting firm for the fiscal year ending September 30, 2012.

Proposal No. 3 – Approval of Amendment to our Restated Articles of Incorporation

The third item of business was the approval of an amendment to our Restated Articles of Incorporation to increase the number of shares of our authorized common stock from 10,000,000 to 50,000,000. With 8,319,264 votes for the amendment, 165,693 votes against the amendment, and 71,659 votes abstained, the amendment was approved.

Amendments to Articles of Incorporation or Bylaws; Change of Fiscal Year

Based on the approval by our shareholders as described above, we plan to file a certificate of amendment to our Restated Articles of Incorporation with the California Secretary of State to increase the number of shares of our authorized common stock from 10,000,000 to 50,000,000.

Related Party Transactions

During the quarter ended March 31, 2012, we obtained working capital bridge loans from William J. Volz, our President and Chief Executive Officer, aggregating $175,000. On April 3, 2012, we obtained an additional working capital bridge loan in the amount of $35,000 from Mr. Volz. These loans are non-interest bearing and due on demand, and are in addition to other outstanding loans that we have previously obtained from Mr. Volz.

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

10.52

Stock Purchase Agreement dated January 10, 2012 between Robert C. Stanley and Registrant (included as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended December 31 2011, filed February 16, 2012, and incorporated herein by reference).

10.53

Registration Rights Agreement dated January 10, 2012 between Robert C. Stanley and Registrant (included as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended December 31 2011, filed February 16, 2012, and incorporated herein by reference).

10.54

Stock Purchase Agreement dated February 7, 2012 between Robert C. Stanley and Registrant (included as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended December 31 2011, filed February 16, 2012, and incorporated herein by reference).

10.55

Registration Rights Agreement dated February 7, 2012 between Robert C. Stanley and Registrant (included as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended December 31 2011, filed February 16, 2012, and incorporated herein by reference).

10.56

Stock Purchase Agreement dated February 9, 2012 between Howard L. Farkas and Registrant (included as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended December 31 2011, filed February 16, 2012, and incorporated herein by reference).

10.57

Registration Rights Agreement dated February 9, 2012 between Howard L. Farkas and Registrant (included as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended December 31 2011, filed February 16, 2012, and incorporated herein by reference).

10.58	Stock Purchase Agreement dated April 30, 2012 between Howard L. Farkas and Registrant (filed herewith).
10.59	Registration Rights Agreement dated April 30, 2012 between Howard L. Farkas and Registrant (filed herewith).
10.60	Stock Purchase Agreement dated May 11, 2012 between Howard L. Farkas and Registrant (filed herewith).
10.61	Registration Rights Agreement dated May 11, 2012 between Howard L. Farkas and Registrant (filed herewith).
10.62	Stock Purchase Agreement dated May 14, 2012 between Robert C. Stanley and Registrant (filed herewith).
10.63	Registration Rights Agreement dated May 14, 2012 between Robert C. Stanley and Registrant (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated

Date: May 21, 2012	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2012	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Financial and Accounting Officer)