Form 10-Q/A
period 2012-03-31
LOGIC DEVICES Inc
filed 2012-05-22
CIK 802851

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

Yes ☐    No ☑

As of May 21, 2012, 9,963,620 shares of Common Stock, without par value, were issued and outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 of LOGIC Devices Incorporated (the “Company”), filed with the U.S. Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”), is being filed to submit the required XBRL exhibit 101s.

Except as set forth above, no other changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-Q. Further, this Amendment No. 1 does not reflect events that may have occurred after the filing of the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

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

LOGIC Devices Incorporated (Registrant)

Date: May 22, 2012	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2012	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Financial and Accounting Officer)