Form 10-Q
period 2012-06-30
LOGIC DEVICES Inc
filed 2012-08-14
CIK 802851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☐    No ☑

As of August 14, 2012, there were 10,486,348 shares of the registrant’s common stock, without par value, issued and outstanding.

LOGIC Devices Incorporated

Part I – Financial Information

Item 1.  Financial Statements

LOGIC Devices Incorporated

Condensed Balance Sheets

	June 30,	September 30,
	2012	2011
	Unaudited	*
ASSETS
Current assets:
Cash and cash equivalents	$100	$64,100
Accounts receivable	308,600	134,200
Inventories	1,111,400	1,073,200
Prepaid expenses and other current assets	52,200	97,000
Total current assets	1,472,300	1,368,500
Property and equipment, net	656,500	785,100
Capitalized software, net	513,800	451,400
Other assets	22,100	22,100

	$2,664,700	$2,627,100

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings	$160,200	$51,400
Accounts payable	196,300	189,200
Accrued payroll and vacation	106,200	115,700
Other accrued expenses	38,300	37,500
Related party notes payable	639,000	174,000
Total current liabilities	1,140,000	567,800
Deferred rent	44,200	50,200
Total liabilities	1,184,200	618,000

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock; no par value; 1,000,000 shares authorized
5,000 designated as Series A; no shares issued and outstanding	-	-
70,000 designated as Series B; no shares issued and outstanding	-	-
Common stock; no par value; 10,000,000 shares authorized
10,486,348 and 8,068,700 shares issued and outstanding, respectively	19,821,200	19,371,200
Additional paid-in capital	246,000	237,000
Accumulated deficit	(18,586,700)	(17,599,100)
Total shareholders' equity	1,480,500	2,009,100

	$2,664,700	$2,627,100

* Amounts derived from the audited financial statements for the fiscal year ended September 30, 2011.

See accompanying Notes to Condensed Interim Financial Statements.

LOGIC Devices Incorporated

Condensed Statements of Operations

For the Quarters and Nine Months Ended June 30, 2012 and 2011

(Unaudited)

	Quarters Ended June 30,		Nine-months Ended June 30,
	2012	2011	2012	2011

Net revenues	$393,300	$406,400	675,200	1,184,600

Cost of revenues	241,900	114,600	617,700	425,800

Gross (loss) margin	151,400	291,800	57,500	758,800

Operating expenses:
Research and development	124,300	176,600	344,200	537,300
Selling, general and administrative	167,900	232,100	689,200	846,500
Total operating expenses	292,200	408,700	1,033,400	1,383,800

Loss from operations	(140,800)	(116,900)	(975,900)	(625,000)

Interest expense	(3,100)	(2,100)	(10,800)	(5,000)

Loss before income tax provision	(143,900)	(119,000)	(986,700)	(630,000)

Provision for income taxes	-	800	900	800

Net loss	$(143,900)	$(119,800)	$(987,600)	$(630,800)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.10)	$(0.08)

Basic and diluted weighted average shares outstanding	10,161,323	7,748,267	9,435,946	7,574,429

See accompanying Notes to Condensed Interim Financial Statements.

LOGIC Devices Incorporated

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2012 and 2011

(Unaudited)

	Nine Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(987,600)	$(630,800)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	192,500	211,400
Deferred rent	(6,000)	200
Stock-based compensation	9,000	22,200
Changes in current assets and liabilities:
Accounts receivable	(174,400)	(163,600)
Inventory	(38,200)	(97,000)
Prepaid expenses and other current assets	44,800	(81,300)
Accounts payable	7,100	41,300
Accrued payroll and vacation	(9,500)	(33,200)
Other accrued expenses	800	29,700
Net cash used by operating activities	(961,500)	(701,100)

Cash flows from investing activities:
Capital expenditures	(42,100)	(70,200)
Capitalized software	(84,200)	(108,700)
Net cash used by investing activities	(126,300)	(178,900)

Cash flows from financing activities:
Proceeds from bank borrowings	433,700	717,600
Repayments of bank borrowings	(324,900)	(543,700)
Proceeds of common stock private placements	450,000	425,000
Proceeds of related party notes payable	465,000	55,000
Net cash provided by financing activities	1,023,800	653,900

Net decrease in cash and cash equivalents	(64,000)	(226,100)

Cash and cash equivalents, beginning balance	64,100	241,600

Cash and cash equivalents, ending balance	$100	$15,500

Interest expense paid	$10,800	$6,100

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

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows for the Company, in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements that include all information and footnotes necessary for such a presentation of the Company’s financial position, results of operations, and cash flows for the fiscal year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on December 29, 2011 and amended on January 30, 2012. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting of normal and recurring accruals) necessary to make the results of operations for the interim periods a fair statement of such operations. The results of operations for the quarter and nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2012.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This contemplates that assets will be realized and liabilities and commitments satisfied in the normal course of business. The Company has incurred operating losses in the past four years and will require additional funds to maintain its operations. The Company’s continuance of operations is contingent on raising additional working capital, and on the increase of revenues received from new product introductions. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has established a limited line of credit with a commercial finance company and an equity line with an investment fund, its limited financing, cash on-hand and cash from operations may not be sufficient to meet the increased demands of its market. The Company has not utilized the equity line to date. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue operating as a going concern.

2.        Inventories

A summary of inventories follows:

	June 30,	September 30,
	2012	2011
	Unaudited

Raw materials	$99,400	$99,100
Work in process	291,500	255,400
Finished goods	720,500	718,700
	$1,111,400	$1,073,200

3.        Capitalized Software

During fiscal 2010, the Company began capitalizing costs for internal test software development. The test programs are used to test the Company’s products before the products are sold by the Company to end-users, and the test programs are never used by individuals outside of the Company. As of June 30, 2012, these capitalized software development costs aggregated to $513,800. Amortization expenses for the quarters ended June 30, 2012 and 2011 were $7,200 and $7,300, respectively. Amortization expenses for the nine months ended June 30, 2012 and 2011 were $21,700 and $14,500, respectively.

4.        Shareholders’ Equity and Related Party Transactions

The Company issues options to purchase common stock to its employees, certain consultants, and certain of its board members. Options are generally granted with an exercise price equal to the closing market value of a common share at the date of grant, have five- to ten-year terms and typically vest over periods ranging from immediately to three years from the date of grant. As of June 30, 2012, there were 1,035,000 authorized shares remaining for granting of future options.

A summary of stock option activity for the nine months ended June 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2011	286,000	$1.13
Granted	85,000	$0.19
Exercised	-	$-
Forfeited	-	$-
Expired	(45,000)	$2.24
Outstanding at June 30, 2012	326,000	$0.58	4.03	$250.00

Options exercisable at June 30, 2012	282,250	$0.77	3.23	$62.50

The aggregate intrinsic value is calculated as the difference between the closing price of the Company’s common stock quoted on the OTCQX market and the exercise price of the underlying stock options for the shares subject to options that were in-the-money as of June 30, 2012.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for the nine months ended June 30, 2012 and 2011:

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

The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the award’s vesting period on a straight-line, generally over three years. Share-based compensation expense recognized in the statements of operations for the nine months ended June 30, 2012 and 2011 related to common stock option grants was $9,000 (fair value of $0.18 per share) and $22,200 (fair value of $0.52 per share), respectively. There was no share-based compensation expense recognized in the quarter ended June 30, 2012 and 2011.

During the nine months ended June 30, 2012, the Company raised $450,000 through 12 private placements to the chairman of the Company’s board of directors, and another board member, as detailed below:

	# of Shares	Amount

To the chairman of the board, October 18, 2011	87,500	$35,000
To a board member, December 1, 2011	192,308	25,000
To the chairman of the board, December 2, 2011	230,769	30,000
To a board member, December 7 2011	138,889	25,000
To the chairman of the board, December 23, 2011	200,000	30,000
To a board member, January 10, 2012	500,000	75,000
To a board member, February 7, 2012	272,727	60,000
To the chairman of the board, February 9, 2012	272,727	60,000
To a board member, April 30, 2012	125,000	25,000
To the chairman of the board, April 30, 2012	125,000	25,000
To the chairman of the board, May 11, 2012	136,364	30,000
To a board member, May 14, 2012	136,364	30,000
	2,417,648	$450,000

These shares have not been registered with the SEC. However, the Company’s chairman of the board and the board member received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

5.        Working Capital

On February 25, 2011, the Company entered into an asset-based line of credit with Summit Financial Resources LP related to its accounts receivable. The Company may borrow up to 80% of domestic accounts receivable at a daily interest rate of prime plus 2%, plus a monthly management fee of 1.1% of the borrowed accounts. As of June 30, 2012, the Company owes $160,200 on the line of credit. Interest expense on these borrowings was $3,100 and $10,800 for the quarter and nine months ended June 30, 2012, respectively.

During the quarter and nine months ended June 30, 2012, the Company obtained working capital bridge loans from its president aggregating $90,000 and $639,000, respectively. These loans are non-interest bearing and due on demand, and are in addition to other outstanding loans that the Company has obtained from its president.

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

There were 266,000 and 258,000 common stock options outstanding at June 30, 2012 and 2011, respectively. No options were considered in calculating the diluted loss per share for the quarters and nine months ended June 30, 2012 and 2011, as their effect would have been antidilutive. As a result, for the quarters and nine months ended June 30, 2012 and 2011, the Company’s basic loss per share and diluted loss per share are the same.

7.        Subsequent Events

The Company raised $30,000 through two private placements for an aggregate of 207,143 shares sold. The shares were sold to the Company’s chairman of the board on July 2, 2012 and July 17, 2012. These shares have not been registered with the SEC. However, the Company’s chairman of the board received demand registration rights, subject to certain limitations, and unlimited piggyback registration rights, with respect to the shares. The Company is only obligated to use its best efforts to obtain an effective registration statement.

The Company obtained a working capital bridge loan of $100,000 from its president on August 7, 2012. This loan is non-interest bearing and due on demand, and is in addition to other outstanding loans that the Company has obtained from its president.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited interim financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and our audited consolidated financial statements for the year ended September 30, 2011 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 29, 2011 and amended on January 30, 2012.

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

Results of Operations

For the quarter ended June 30, 2012, our net revenues of $393,300 were a 3% decrease from $406,400 in the same quarter of fiscal 2011. For the nine months ended June 30, 2012, our net revenues of $675,200 decreased 43% from $1,184,600 in the same period of fiscal 2011. These decreases are the result of older products continuing to decline while our newly introduced products have not begun to contribute any material revenues. More than half of the sales for the quarter and nine months ended June 30, 2012 were of older product previously considered obsolete.

Cost of revenues for the quarter ended June 30, 2012 were $241,900, a 111% increase from $114,600 in the same quarter of fiscal 2011. For the nine months ended June 30, 2012, our cost of revenues was $617,700 compared to $425,800 for the same period of fiscal 2011, a 45% increase. These increases are primarily the result of increased staffing in our manufacturing department to compensate for past staff reductions and the need to spend funds to produce older replacement parts for military programs. In 2011, our military sales were often shipped from existing zero-value finished goods inventories, while in 2012 we had to build new parts from zero-value raw materials in inventory. These increases coupled with the decrease in revenues resulted in a gross margin of $151,400 for the quarter ended June 30, 2012, a 48% decrease from a gross margin of $291,800 for the comparable period of fiscal 2011. The gross margin for the nine months ended June 30, 2012 was $57,500, a 92% decrease from a gross margin of $758,800 for the comparable period of fiscal 2011.

Research and development (R&D) expenses to enhance and develop products for the quarter ended June 30, 2012 decreased 30% to $124,300 from $176,600 for the same quarter of fiscal 2011. For the nine months ended June 30, 2012, R&D expenses decreased 36% to $344,200 from $537,300 for the same period of fiscal 2011. These decreases are the result of staffing reductions and less use of outside services.

Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2012 were $167,900, a 28% decrease from $232,100 for the same quarter of fiscal 2011. For the nine months ended June 30, 2012, SG&A expenses decreased 19% to $689,200 from $846,500 for the same period of fiscal 2011. These decreases were the result of reductions in staffing and other cost cutting measures where possible.

As a result of our decreased revenues not being fully offset by decreases in expenditures, our net loss for the quarter ended June 30, 2012 increased to $143,900 from $119,800 for the same quarter of fiscal 2011. Our net loss for the nine months ended June 30, 2012 increased to $987,600 from $630,800 for the same period of fiscal 2011.

Liquidity and Capital Resources

Cash Flows

Our net loss of $987,600 for the nine months ended June 30, 2012 contributed to our net cash used by operating activities of $961,500 because most of the net loss was from cash transactions. Our working capital has become very limited and dependent on private placements, our line of credit, and working capital loans to sustain operations. During the nine months ended June 30, 2012, we received $450,000 from private placements and $465,000 from working capital bridge loans, offset by repayments on bank borrowings of $324,900. We intend to continue to minimize our expenditures to the extent possible without disrupting our operations.

On February 25, 2011, we established an asset-based line of credit with Summit Financial Resources LP, pursuant to which we have borrowed a net amount of $160,200 through June 30, 2012. On March 11, 2011, we established an equity line of credit with Dutchess Opportunity Fund, II, LP, but have not yet drawn upon the equity line.

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

Financing

Prior to fiscal 2011, our cost reductions had allowed us to generate enough cash from operations to fund current operations and future capital expenditures. To date, however, such reductions have not returned us to a state of liquidity. As our older products continue to produce less revenue and we have multiple new products being introduced, our capital requirements have increased, and we believe cash on-hand and cash from operations is not sufficient to meet these increased demands. We are currently working month-to-month to maintain adequate cash to continue operations.

As such, our continuance of operations depends on raising additional working capital, and on the increase of revenues received from new product introductions. However, our revenues may not increase. Accordingly, these factors raise substantial doubt about our ability to continue as a going concern. In order to finance our operations, we have established and drawn upon a limited line of credit with a commercial finance company. We have also entered into an investment agreement with an investment fund for the establishment of an equity line, but have not yet drawn upon the facility. We have also received working capital bridge loans from our president. We believe our limited financing, cash on-hand and cash from operations may not be sufficient to meet the increased demands of our market.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2012, we have not utilized our equity line established under our investment agreement with Dutchess Opportunity Fund, II, LP.

Other than previously disclosed in prior filings with the Securities and Exchange Commission, we did not issue any unregistered equity securities during the quarter ended June 30, 2012. From July 1, 2012 through August 14, 2012, we raised $30,000 from two private placements to our chairman of the board for the sale of an aggregate of 207,143 shares of our common stock.

Date of Sale	Purchaser	Price Per Share	Shares Sold	Aggregate Offering Price

07/02/12	Howard L. Farks	$0.14	107,143	$15,000
07/17/12	Howard L. Farks	$0.15	100,000	$15,000

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

10.19

Registration Rights Agreement dated January 25, 2011 between William J. Volz and Registrant (included as Exhibit 10.19 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference)

10.20

Stock Purchase Agreement dated January 31, 2011 between Robert C. Stanley and Registrant (included as Exhibit 10.20 to the Registration Statement on Form S-1 filed March 24, 2011, and incorporated herein by reference).

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

10.58

Stock Purchase Agreement dated April 30, 2012 between Howard L. Farkas and Registrant (included as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 21, 2012, and incorporated herein by reference).

10.59

Registration Rights Agreement dated April 30, 2012 between Howard L. Farkas and Registrant (included as Exhibit 10.59 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 21, 2012, and incorporated herein by reference).

10.60

Stock Purchase Agreement dated May 11, 2012 between Howard L. Farkas and Registrant (included as Exhibit 10.60 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 21, 2012, and incorporated herein by reference).

10.61

Registration Rights Agreement dated May 11, 2012 between Howard L. Farkas and Registrant (included as Exhibit 10.61 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 21, 2012, and incorporated herein by reference).

10.62

Stock Purchase Agreement dated May 14, 2012 between Robert C. Stanley and Registrant (included as Exhibit 10.620to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 21, 2012, and incorporated herein by reference).

10.63

Registration Rights Agreement dated May 14, 2012 between Robert C. Stanley and Registrant (included as Exhibit 10.63 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 21, 2012, and incorporated herein by reference).

10.64	Stock Purchase Agreement dated July 2, 2012 between Howard L. Farkas and Registrant (filed herewith).
10.65	Registration Rights Agreement dated July 2, 2012 between Howard L. Farkas and Registrant (filed herewith).
10.66	Stock Purchase Agreement dated July 17, 2012 between Howard L. Farkas and Registrant (filed herewith).
10.67	Registration Rights Agreement dated July 17, 2012 between Howard L. Farkas and Registrant (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGIC Devices Incorporated

Date: August 14, 2012	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Financial and Accounting Officer)