Form 10-Q/A
period 2012-06-30
LOGIC DEVICES Inc
filed 2012-08-21
CIK 802851

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

Yes ☐    No ☑

As of August 21, 2012, there were 10,486,348 shares of the registrant’s common stock, without par value, issued and outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 of LOGIC Devices Incorporated (the “Company”), filed with the U.S. Securities and Exchange Commission on August 21, 2012 (the “Form 10-Q”), is being filed to submit the required XBRL exhibit 101s.

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

LOGIC Devices Incorporated (Registrant)

Date: August 21, 2012	By: /s/ William J. Volz William J. Volz President and Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2012	By: /s/ Kimiko Milheim Kimiko Milheim Chief Financial Officer (Principal Financial and Accounting Officer)